Form 10-Q
period 2012-09-30
LIFELOCK, INC.
filed 2012-11-09
CIK 1383871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

Commission file number: 001-35671

LifeLock, Inc.

(Exact name of registrant as specified in its charter)

Delaware	56-2508977
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

60 East Rio Salado Parkway, Suite 400

Tempe, Arizona 85281

(Address of principal executive offices and zip code)

(480) 682-5100

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 1, 2012, there were outstanding 86,336,044 shares of the registrant’s common stock, $0.001 par value.

LIFELOCK, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LIFELOCK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$76,662	$28,850
Restricted cash	—	398
Trade and other receivables, net	7,193	1,446
Prepaid expenses and other current assets	7,131	5,637

Total current assets	90,986	36,331
Property and equipment, net	7,267	4,049
Goodwill	129,553	—
Intangible assets, net	53,208	—
Other non-current assets	3,096	1,680

Total assets	$284,110	$42,060

Liabilities, convertible redeemable preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable	$9,918	$4,084
Accrued expenses and other liabilities	23,386	18,300
Preferred stock embedded derivative	10,719	—
Deferred revenue	89,483	70,020
Current portion of long-term debt	17,000	—

Total current liabilities	150,506	92,404
Long-term debt, net of current portion	45,560	—
Other non-current liabilities	306	521
Preferred stock warrant liabilities	19,451	18,195

Total liabilities	215,823	111,120
Commitments and contingencies
Convertible redeemable preferred stock:
Series A: $0.001 par value, 8,700,000 shares authorized; 6,428,571 shares issued and outstanding at September 30, 2012 and December 31, 2011 (liquidation and redemption values of up to $4,500 and $6,750, respectively, at September 30, 2012 and December 31, 2011)	6,750	6,750
Series B: $0.001 par value, 6,850,000 shares authorized, issued and outstanding at September 30, 2012 and December 31, 2011 (liquidation and redemption values of up to $6,850 and $10,275, respectively, at September 30, 2012 and December 31, 2011)	10,275	10,275
Series C: $0.001 par value, 5,677,571 shares authorized, issued and outstanding at September 30, 2012 and December 31, 2011 (liquidation and redemption values of up to $28,388 and $42,582, respectively, at September 30, 2012 and December 31, 2011)	42,582	42,582
Series D: $0.001 par value, 10,165,566 shares authorized; 10,094,389 shares issued and outstanding at September 30, 2012 and December 31, 2011 (liquidation and redemption values of up to $57,092 and $85,600, respectively, at September 30, 2012 and December 31, 2011)	85,600	85,600
Series E: $0.001 par value, 13,549,494 and 0 shares authorized; 11,486,999 and 0 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively (liquidation and redemption values of up to $153,833 at September 30, 2012 and $0 at December 31, 2011)	91,715	—
Series E-1: $0.001 par value, 1,586,778 and 0 shares authorized, issued and outstanding at September 30, 2012 and December 31, 2011, respectively (liquidation and redemption values of up to $25,000 at September 30, 2012 and $0 at December 31, 2011)	12,708	—
Series E-2: $0.001 par value, 3,665,456 and 0 shares authorized; 2,284,960 and 0 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively (liquidation and redemption values of up to $30,600 at September 30, 2012 and $0 at December 31, 2011)	18,244	—
Stockholders’ deficit:
Common stock, $0.001 par value, 100,000,000 and 72,500,000 authorized and 19,508,429 and 19,397,501 issued and outstanding at September 30, 2012 and December 31, 2011, respectively	20	19
Additional paid-in capital	21,606	17,391
Accumulated deficit	(221,213)	(231,677)

Total stockholders’ deficit	(199,587)	(214,267)

Total liabilities, convertible redeemable preferred stock and stockholders’ deficit	$284,110	$42,060

See accompanying notes to condensed consolidated financial statements

LIFELOCK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
Consumer revenue	$65,579	$49,998	$183,903	$140,994
Enterprise revenue	6,538	—	13,709	—

Total revenue	72,117	49,998	197,612	140,994
Cost of Services	19,762	15,339	57,727	46,479

Gross profit	52,355	34,659	139,885	94,515
Costs and expenses:
Sales and marketing	29,926	26,443	91,431	70,192
Technology and development	7,943	4,357	20,936	13,367
General and administrative	6,297	4,343	15,834	13,113
Amortization of acquired intangible assets	1,966	—	4,291	—

	46,132	35,143	132,492	96,672

Income (loss) from operations	6,223	(484)	7,393	(2,157)
Other income (expense):
Interest expense	(854)	(17)	(2,139)	(215)
Change in fair value of warrant liabilities	6,058	—	3,117	(4,124)
Change in fair value of embedded derivative	(3,499)	—	(2,785)	—
Interest income	4	—	6	7
Other	(1)	—	(3)	—

Total other income (expense)	1,708	(17)	(1,804)	(4,332)

Income (loss) before provision for income taxes	7,931	(501)	5,589	(6,489)
Income tax (benefit) expense	63	14	(13,834)	96

Net income (loss)	7,868	(515)	19,423	(6,585)
Accretion of convertible redeemable preferred stock	(4,207)	(5,644)	(8,959)	(16,004)
Net income allocable to convertible redeemable preferred stockholders	(2,550)	—	(7,067)	—

Net income available (loss attributable) to common stockholders	$1,111	$(6,159)	$3,397	$(22,589)

Net income available (loss attributable) per share to common stockholders:
Basic	$0.06	$(0.33)	$0.17	$(1.21)
Diluted	$(0.16)	$(0.33)	$0.07	$(1.21)
Weighted-average common shares outstanding:
Basic	19,501	18,825	19,469	18,658
Diluted	19,501	18,825	52,993	18,658

See accompanying notes to condensed consolidated financial statements

LIFELOCK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months
	Ended September 30,
	2012	2011
Operating activities
Net income (loss)	$19,423	$(6,585)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,487	2,736
Share-based compensation	3,994	2,362
Loss on disposal of assets	3	—
Provision for doubtful accounts	(10)	(72)
Change in fair value of warrant liabilities	(3,117)	4,124
Change in fair value of embedded derivative	2,785	—
Deferred income tax (benefit) expense	(13,834)	96
Change in operating assets and liabilities:
Trade and other receivables	(2,344)	47
Prepaid expenses and other current assets	2,039	(1,571)
Accounts payable	5,822	(490)
Accrued expenses and other liabilities	959	2,478
Other non-current assets	(1,184)	(165)
Deferred revenue	19,388	15,624
Other non-current liabilities	(690)	(343)

Net cash provided by operating activities	40,721	18,241

Investing activities
Acquisition of ID Analytics, net of cash acquired	(157,430)	—
Acquisition of property and equipment	(3,506)	(1,474)
Decrease in restricted cash	1,748	250

Net cash used in investing activities	(159,188)	(1,224)

Financing activities
Proceeds from:
Long-term debt	68,000	—
Issuance of warrants	4,372	—
Issuance of convertible redeemable preferred stock, net of offering costs	102,165	—
Stock option exercises	222	222
Payments for:
Term loan	(5,440)	—
Revolving line of credit	—	(13,010)
Obligations under capital lease	—	(115)
Initial public offering costs	(1,530)	—
Debt issuance costs	(1,510)	(132)

Net cash provided by (used in) financing activities	166,279	(13,035)

Net increase in cash and cash equivalents	47,812	3,982
Cash and cash equivalents at beginning of period	28,850	17,581

Cash and cash equivalents at end of period	$76,662	$21,563

Supplemental cash flow information
Cash paid during the period for:
Interest	$1,650	$306
Income taxes	109	90
Supplemental information for non-cash financing activities:
Convertible redeemable preferred stock issued as part of purchase price for ID Analytics	11,542	—
Preferred stock embedded derivative issued as part of purchase price for ID Analytics	7,934	—

See accompanying notes to condensed consolidated financial statements

LIFELOCK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

1. Corporation Information

We provide proactive identity theft protection services to our consumer subscribers, who we refer to as our members, on an annual or monthly subscription basis. We also provide identity risk assessment and fraud protection services to our enterprise customers.

We were incorporated in Delaware on April 12, 2005 and are headquartered in Tempe, Arizona. On March 14, 2012, we acquired ID Analytics, Inc. and its wholly owned subsidiary IDA Inc. (collectively, “ID Analytics”), each of which is incorporated in Delaware.

In 2009, we formed a wholly owned captive insurance subsidiary, Identity Assurance Management Co. (“IAMCo”), which was incorporated in Montana. We dissolved IAMCo on August 26, 2011.

In October 2012, we completed our initial public offering (IPO) in which we issued and sold 15.5 million shares of common stock at a public offering price of $9.00 per share. We received net proceeds of $126,000 after deducting underwriting commissions of $9,765 and other offering expenses of approximately $3,700. Upon closing of the IPO, all of our outstanding preferred stock automatically converted into an aggregate of 51,320,437 shares of common stock.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2012 and for each of the three- and nine-month periods ended September 30, 2012 and 2011 are unaudited. The unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position and the results of operations for those periods. The condensed consolidated balance sheet information as of December 31, 2011 has been derived from the audited financial statements at that date and does not include all of the financial information and disclosures required by accounting principles generally accepted in the United States of America (U.S. GAAP) for complete financial statements.

Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our December 31, 2011 audited financial statements. Operating results for the three- and nine-month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2012.

Basis of Consolidation

The consolidated financial statements include our accounts and those of our wholly owned subsidiaries. We eliminate all intercompany balances and transactions, including intercompany profits, and unrealized gains and losses in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience, current business factors, and various other assumptions that we believe are necessary to consider to form a basis for making judgments about the carrying values of assets and liabilities, the recorded amounts of revenue and expenses, and the disclosure of contingent assets and liabilities. We are subject to uncertainties such as the impact of future events; economic, environmental, and political factors; and changes in our business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as our operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations. If material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements. Significant estimates and assumptions affect the following: the allocation of purchase price associated with acquisitions; the allowance for doubtful accounts; the carrying value of long-lived assets; the amortization period of long-lived assets; the carrying value, capitalization, and amortization of software and web site development costs; the carrying value of goodwill and other intangible assets; the amortization period of intangible assets; the provision for income taxes and related deferred tax accounts; certain accrued expenses; revenue recognition; contingencies, litigation, and related legal accruals; the value attributed to warrants to purchase shares of our preferred and common stock; the value attributed to our preferred stock embedded derivative; and the value attributed to employee stock options and other stock-based awards.

Operating Segments

We have two operating segments, which are also our reporting units: consumer and enterprise. These operating segments are components for which separate financial information is available and for which operating results are evaluated on a regular basis by the chief operating decision maker in deciding how to allocate resources and in assessing the performance of the segments.

In our consumer segment, we offer proactive identity theft protection services to our members on an annual or monthly subscription basis. In our enterprise segment, we offer identity risk assessment and fraud protection services to our enterprise customers.

Revenue Recognition—Consumer Segment

We recognize revenue from our services provided in our consumer segment when it is probable that the economic benefits associated with the transactions will flow to us and the amount of revenue can be measured reliably. This is normally demonstrated when persuasive evidence of an arrangement exists, the fee is fixed or determinable, performance of service has been delivered, and collection is reasonably assured.

We offer services primarily to consumers on an annual or monthly subscription basis that may include free trial periods. We typically bill subscription fees to the our member’s credit card. We recognize revenue for subscriptions ratably from the last of cash receipt, activation of a member’s account, or expiration of free trial periods to the termination of the subscription period.

We also provide consumer services for which the primary customer is a corporation or other entity that purchases identity theft protection services on behalf of its employees or customers. In such cases, we defer revenue for each member (employees or customers) until the member’s account has been activated. We then recognize revenue ratably over the remaining term of the individual subscription periods.

Additionally, we sell prepaid cards that allow the holder to apply the card value to the purchase of a subscription. We defer revenue from the sale of prepaid cards until the holder redeems the card for a subscription. Upon redemption, we recognize revenue ratably over the subscription period.

We use an external sales force, referred to as Certified Referring Partners (“CRP”), that earn commissions for sales to individual members and corporations. Because we are primarily responsible for fulfillment of the service obligation, determine service specifications, and have latitude in establishing prices for our service agreements, we record all sales made by our CRPs as revenue and the related commissions as a sales and marketing expense.

Revenue Recognition—Enterprise Segment

Customer contract terms within our enterprise segment are generally monthly, and revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determined, and collection is reasonably assured.

Revenue from transaction-based services provided under hosted arrangements is recognized based on a negotiated fee per transaction. In some cases, we also negotiate a monthly minimum transaction fee, which may increase over the life of the contract. Transaction fees in excess of any of the monthly minimum fees are billed and recorded as revenue in addition to the monthly minimum fees. In some instances, we receive an up-front, nonrefundable payment against which the monthly minimum transaction fees are applied. The up-front, nonrefundable payment is recorded as deferred revenue and recognized as revenue ratably over the usage period as we do not have sufficient evidence to accurately estimate a different pattern of usage. In other instances, the monthly minimum transaction fees are collected monthly, and we recognize revenue based on the negotiated monthly minimum transaction fees billed.

Revenue from projects where we are engaged to deliver a report at the end of the analysis are recorded upon delivery and acceptance of the report.

Business Combinations

We account for business acquisitions using the acquisition method of accounting and record identifiable intangible assets separate from goodwill. Intangible assets are recorded at their fair value based on estimates as of the date of acquisition.

We charge acquisition related costs that are not part of the consideration to general and administrative expense as they are incurred. These costs typically include transaction and integration costs, such as legal, accounting, and other professional fees.

Goodwill

Goodwill represents the excess of the purchase price of acquired businesses over the fair value assigned to the individual assets acquired and liabilities assumed. We do not amortize goodwill, but instead are required to test goodwill for impairment at least annually and, if necessary, we would record any impairment. We will perform an impairment test between scheduled annual tests if facts and circumstances indicate that it is more-likely-than-not that the fair value of a reporting unit that has goodwill is less than its carrying value.

We may first make a qualitative assessment of whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying value to determine whether it is necessary to perform the two-step goodwill impairment test. The qualitative impairment test includes considering various factors, including macroeconomic conditions, industry and market conditions, cost factors, a sustained share price or market capitalization decrease, and any reporting unit specific events. If it is determined through the qualitative assessment that a reporting unit’s fair value is more-likely-than-not greater than its carrying value, the two-step impairment test is not required. If the qualitative assessment indicates it is more-likely-than-not that a reporting unit’s fair value is not greater than its carrying value, we must perform the two-step impairment test. We may also elect to proceed directly to the two-step impairment test without considering such qualitative factors.

The first step in the two-step impairment test is the comparison of the fair value of a reporting unit with its carrying amount, including goodwill. We have two operating segments, a consumer segment and an enterprise segment, which are the same as our two reporting units. In accordance with the authoritative guidance over fair value measurements, we define the fair value of a reporting unit as the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. We will primarily use the income approach methodology of valuation, which includes the discounted cash flow method, and the market approach methodology of valuation, which considers values of comparable businesses to estimate the fair values of our reporting units. We do not believe that a cost approach is relevant to measuring the fair values of our reporting units.

Significant management judgment will be required when estimating the fair values of our reporting units, including the forecasting of future operating results, the discount rates and expected future growth rates that we will use in the discounted cash flow method of valuation, and the selection of comparable businesses that we will use in the market approach. If the estimated fair value of the reporting unit exceeds the carrying value assigned to that unit, goodwill is not impaired and no further analysis is required.

If the carrying value assigned to a reporting unit exceeds its estimated fair value in the first step, then we will be required to perform the second step of the impairment test. In this step, we will assign the fair value of the reporting unit calculated in step one to all of the assets and liabilities of that reporting unit, as if a market participant just acquired the reporting unit in a business combination. The excess of the fair value of the reporting unit determined in the first step of the impairment test over the total amount assigned to the assets and liabilities in the second step of the impairment test represents the implied fair value of goodwill. If the carrying value of a reporting unit’s goodwill exceeds the implied fair value of its goodwill, we would record an impairment loss equal to the difference. If there is no such excess, then all goodwill for that reporting unit is considered not to be impaired.

Intangible Assets, net

In connection with our acquisition of ID Analytics, we recorded certain finite-lived intangible assets. We amortize the acquisition date fair value of these assets on a straight-line basis over the estimated useful lives of the assets.

Per Share Data

Basic earnings per share is computed by dividing net income available (loss attributable) to common stockholders by the weighted-average number of common shares outstanding for the period. Net income available (loss attributable) to common stockholders is determined by deducting the accretion on convertible redeemable preferred stock and the net income allocable to convertible redeemable preferred stock, determined under the two class method, from net income (loss). Diluted earnings per share is computed giving effect to all potentially dilutive common stock equivalents, including stock options, convertible redeemable preferred stock, warrants to acquire common stock, and warrants to acquire convertible redeemable preferred stock. Adjustments are made to the diluted net income available (loss attributable) to common stockholders to reflect the reversal of gains on the change in the value of warrant liabilities and additional accretion on convertible redeemable preferred stock, assuming conversion of warrants to acquire convertible redeemable preferred stock at the beginning of the period. These adjustments are offset by reductions in the net income allocable to convertible redeemable preferred stockholders for those securities assumed to convert. Those securities determined to be anti-dilutive as common stock equivalents are excluded from the calculation of diluted earnings per share; however, such securities continue to be included in the application of the two-class method to the extent applicable.

Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued amended standards to provide the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amended standards are effective for interim periods beginning after December 15, 2011 and must be applied retrospectively. We adopted the amended standards beginning January 1, 2012. As there is no other comprehensive income during the three- or nine-month periods ended September 30, 2012 or 2011, comprehensive income is equivalent to net income and we continue to evaluate the two presentation options.

In September 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-08 related to the testing of goodwill for impairment. The objective of this ASU is to simplify goodwill impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary. The ASU permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The ASU was effective for the reporting period beginning January 1, 2012. We will consider this new guidance in conducting our annual goodwill impairment test for the year ending December 31, 2012.

As of January 1, 2012, we adopted ASU 2011-04 related to guidance associated with fair value measurements and disclosures. This ASU clarifies the FASB’s intent on current guidance, modifies and changes certain guidance and principles, and expands disclosures concerning Level 3 fair value measurements in the fair value hierarchy including quantitative information about significant unobservable inputs within Level 3 of the fair value hierarchy. In addition, this ASU requires disclosure of the fair value hierarchy for assets and liabilities not measured at fair value in the statement of financial position, but whose fair value is required to be disclosed. Adoption of this new guidance impacted our disclosures but did not have any impact on our financial condition or results of operations.

3. Acquisition of ID Analytics

On March 14, 2012, we acquired ID Analytics, a provider of enterprise identity risk assessment and fraud protection services and a strategic technology partner of ours since 2009. This acquisition marked our entry into the enterprise market and enhanced the LifeLock ecosystem by expanding our data repositories and providing direct ownership of certain intellectual property related to our service. The aggregate purchase price consisted of approximately $166,474 of cash paid at the closing (cash paid net of cash acquired was $157,430) and 1,586,778 shares of Series E-1 preferred stock with a fair value of approximately $19,476 as of the acquisition date.

Our condensed consolidated financial statements include the results of operations of ID Analytics from the date of acquisition. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition, as determined by management and, with respect to identifiable intangible assets, by management with the assistance of a valuation provided by a third-party valuation firm. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill.

We accounted for this acquisition using the acquisition method in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. Accordingly, we allocated the purchase price of the acquired assets and liabilities based on their estimated fair values as of the acquisition date as summarized in the following table:

Net liabilities assumed	$(1,103)
Intangible assets acquired	57,500
Goodwill	129,553

Total purchase consideration	$185,950

The following is a description of the preliminary allocation of the purchase price to the net liabilities assumed:

Cash	$9,044
Trade and other receivables	3,393
Prepaid expenses and other current assets	1,208
Property and equipment	2,203
Other non-current assets	72

Total tangible assets acquired	15,920
Accounts payable and other liabilities	(2,713)
Deferred tax liability	(14,310)

Total liabilities assumed	(17,023)

Net liabilities assumed	$(1,103)

The following were the identified intangible assets acquired and the respective estimated periods over which such assets will be amortized:

		Weighted-
		Average
		Useful Life
	Amount	(in years)
Trade name and trademarks	$4,000	5.0
Technology	33,000	7.0
Customer relationships	20,500	9.0

Total	$57,500

The total weighted-average amortization period for the identifiable intangible assets acquired from ID Analytics is 7.6 years. We expect to recognize amortization expense of approximately $7,864 per year over the next five years.

The goodwill resulting from the ID Analytics acquisition is not deductible for income tax purposes.

As a result of the acquisition, we recorded a deferred tax liability related to the book and tax basis difference resulting from our purchase accounting. The increase in our deferred tax liability resulted in a reduction of our valuation allowance for net deferred tax assets, which is recorded as an income tax benefit of $14,310 in our condensed consolidated statement of operations.

In determining the purchase price allocation, we considered, among other factors, how a market participant would likely use the acquired assets and the historical and estimated future demand for ID Analytics’ services. The estimated fair value of intangible assets was based on the income approach. The income approach requires a projection of the cash flow that the asset is expected to generate in the future. The projected cash flow is discounted to its present value using a rate of return, or discount rate, that accounts for the time value of money and the degree of risk inherent in the asset. The expected future cash flow that is projected should include all of the economic benefits attributable to the asset, including the tax savings associated with the amortization of the intangible asset value over the tax life of the asset. The income approach may take the form of a “relief-from-royalty” methodology, a cost savings methodology, a “with and without” methodology, or excess earnings methodology, depending on the specific asset under consideration.

The “relief-from-royalty” method was used to value the trade names and trademarks and technology acquired from ID Analytics. The “relief-from-royalty” method estimates the cost savings that accrue to the owner of an intangible asset that would otherwise be required to pay royalties or license fees on revenues earned through the use of the asset. The royalty rate used is based on an analysis of empirical, market-derived royalty rates for guideline intangible assets. Typically, revenue is projected over the expected remaining useful life of the intangible asset. The royalty rate is then applied to estimate the royalty savings. The key assumptions used in valuing the existing trade names and trademarks acquired were as follows: royalty rate of 2%, discount rate of 16.5%, tax rate of 39.2%, and an economic life of five years. The key assumptions used in valuing the technology acquired were as follows: royalty rate of 18%, discount rate of 14.5%, tax rate of 39.2%, and an economic life of seven years.

The customer relationships were valued using a form of the income approach utilizing the excess earnings method. Inherent in the excess earnings method is the recognition that, in most cases, all of the assets of the business, both tangible and intangible, contribute to the generation of the cash flow of the business and the net cash flows attributable to the subject asset must recognize the support of the other assets which contribute to the realization of the cash flows. The contributory asset charges are based on the fair value of the contributory assets and either pre-tax or after-tax cash flows are assessed charges representing “returns on” the contributory assets. A contributory asset charge for the use of the technology was assessed on pre-tax cash flows, while contributory asset charges for the use of the working capital, fixed assets, and assembled work force have been deducted from the after-tax cash flow in each year to determine the net future cash flow attributable to the relationships. This future cash flow was then discounted using an estimated required rate of return for the asset to determine the present value of the future cash flows attributable to the asset. The key assumptions used in valuing the customer relationships acquired were as follows: discount rate of 17.5%, tax rate of 39.2%, and estimated weighted-average economic life of nine years.

Acquisition related costs recognized in the nine-month period ended September 30, 2012 included transaction costs of $718, which we have classified in general and administrative expense in our condensed consolidated statements of operations. Transaction costs included expenses such as legal, accounting, valuation, and other professional services.

ID Analytics contributed revenue of $6,538 and $13,709 to our results for the three- and nine-month periods ended September 30, 2012, respectively. ID Analytics contributed a net loss of $1,844 and $4,277 to our results for the three- and nine-month periods ended September 30, 2012, respectively.

Had the acquisition of ID Analytics occurred on January 1, 2011, our pro forma consolidated revenue for the nine-month period ended September 30, 2012 would have been $202,474 and our pro-forma net income for the nine-month period ended September 30, 2012 would have been $3,474.

Had the acquisition of ID Analytics occurred on January 1, 2011, our pro forma consolidated revenue for the three- and nine-month periods ended September 30, 2011 would have been $55,838 and $157,054, respectively, and our pro forma net loss for the three- and nine-month periods ended September 30, 2011 would have been $2,792 and $14,193, respectively.

4. Financing Arrangements

Credit Agreement

On February 7, 2012, we entered into a $70,000 credit agreement with a group of financial institutions (the “credit agreement”). The credit agreement consisted of a term loan of $68,000 and a revolving line of credit of $2,000. The credit agreement has a maturity date of February 7, 2016.

The outstanding balance under the term loan bears an interest rate ranging from LIBOR plus 3.75% to 4.75% depending on our consolidated leverage ratio and was 4.47% as of September 30, 2012. The outstanding balance under the line of credit bears an interest rate ranging from LIBOR to LIBOR plus 0.125% depending on our consolidated leverage ratio.

The following summarizes the future payments required under the term loan:

2012	$4,250
2013	17,000
2014	17,000
2015	17,000
2016	7,310

$62,560

Unamortized debt issuance costs totaled $1,456 (net of amortization totaling $226) at September 30, 2012 and were included in other non-current assets on our condensed consolidated balance sheet.

The credit agreement contains certain covenants. The covenants include, among others, restrictions with respect to payment of cash dividends, mergers or consolidations, changes in nature of business, disposal of assets, and obtaining additional loans. The credit agreement also requires us to comply with certain financial covenants. As of September 30, 2012, we were in compliance with all covenants.

The credit agreement is collateralized by all of our assets, including our intellectual property.

On October 12, 2012, we repaid the amount outstanding under the term loan with proceeds from our IPO.

Revolving Line of Credit

On September 23, 2008, we entered into a $12,000 loan and security agreement with a financial institution. The agreement consisted of a revolving line of credit (“the LOC”) in the initial amount of $12,000 with the right for us to increase the LOC to $17,000 and $20,000. The LOC had an original maturity date of September 23, 2010, which was subsequently extended to March 21, 2011. In conjunction with entering into the LOC in 2008, we issued a warrant to purchase 56,193 shares of Series D preferred stock at an exercise price of $5.34 per share. The relative fair value of the warrant was recorded as a debt issuance cost and is being amortized over the remaining term of the LOC.

On July 24, 2009 and February 8, 2010, we exercised our rights under the LOC (“the LOC Rights”) to increase the LOC to $17,000 and $20,000, respectively. In conjunction with our exercise of the LOC Rights, we issued a warrant to purchase 9,365 and 5,619 shares of Series D preferred stock in 2010 and 2009, respectively, at an exercise price of $5.34 per share. The relative fair value of the warrants was recorded as a debt issuance cost and is being amortized over the remaining term of the LOC.

On March 18, 2011, we entered into an amendment to the LOC to increase the LOC to $25,000 and extended the maturity date until March 21, 2013. On March 14, 2012, the LOC was terminated in connection with the credit agreement and all unamortized debt issuance costs of $67 were expensed in other income (expense).

The LOC contained certain covenants. The covenants included, among others, restrictions with respect to payment of cash dividends, mergers or consolidations, changes in nature of business, disposal of assets, and obtaining additional loans. The LOC also required us to comply with certain financial covenants. As of December 31, 2011, we were in compliance with all covenants.

The LOC was collateralized by all of our assets, including our intellectual property.

Letters of Credit

As of December 31, 2011, we had three outstanding standby letters of credit issued in connection with office leases and other matters in the total amount of $1,350. These standby letters of credit were fully collateralized with restricted cash as of December 31, 2011.

As of September 30, 2012, the standby letters of credit had been cancelled and replaced by $1,300 million in letters of credit issued against the $2,000 revolving line of credit provided under the credit agreement. The restrictions on the cash used to fully collateralize the standby letters of credit were released in July 2012.

5. Convertible Redeemable Preferred Stock

As of September 30, 2012, we had issued seven series of $0.001 par value preferred stock as follows:

		Gross
	Issue Date	Amount	Shares
Series A Preferred Stock	November 20, 2006	$4,500	6,428,571
Series B Preferred Stock	April 23, 2007	6,850	6,850,000	(1)
Series C Preferred Stock	January 18, 2008	25,500	5,677,571	(2)
Series D Preferred Stock	May 14, 2009	39,788	7,088,625	(3)
Series D Preferred Stock	June 4, 2010	14,129	2,498,196
Series D Preferred Stock	June 30, 2010	871	153,949
Series D Preferred Stock	September 21, 2010	2,000	353,619
Series E Preferred Stock	March 14, 2012	86,843	11,486,999
Series E-1 Preferred Stock	March 14, 2012	11,542	1,586,778	(4)
Series E-2 Preferred Stock	March 14, 2012	17,275	2,284,960

(1)	Includes 1,550,000 shares that were converted from $1,550 convertible notes on April 23, 2007.
(2)	Includes 577,571 shares that were converted from common stock on a one-for-one basis and 1,000,000 shares that were converted from $5,000 notes on January 18, 2008.
(3)	Includes 900,277 shares that were converted from $5,000 convertible notes and $92 of accrued interest on May 14, 2009.
(4)	All shares were issued as purchase consideration for ID Analytics.

In conjunction with the issuance of the Series E Preferred Stock, the Series E-1 Preferred Stock, and the Series E-2 Preferred Stock, we amended our Certificate of Incorporation to delay the redemption date of the Series A, B, C, and D preferred stock from November 15, 2011 to six months after the credit agreement maturity date, or six months after all obligations under the credit agreement have been repaid in full and the agreement terminated. The amendment of the term of the equity instruments was evaluated to determine whether it should be considered a modification or an extinguishment. We evaluated the fair value of the instruments immediately after the amendment, and determined that the fair value was not significantly different than the fair value immediately before the amendment. Additionally, we evaluated the qualitative aspects of the amendment. Based upon these evaluations, we determined the amendment to be a modification.

Each share of preferred stock allows the holder to (a) redeem for cash beginning six months after the credit agreement maturity date, or six months after all obligations under the credit agreement have been repaid in full and the agreement terminated, or (b) convert into common stock at any time at the following rates:

	Redemption	Conversion
	Rate	Rate
Series A Preferred Stock	$1.05	$1.03
Series B Preferred Stock	1.50	1.00
Series C Preferred Stock	7.50	1.00
Series D Preferred Stock	8.48	1.00
Series E Preferred Stock	13.39	1.00	(1)
Series E-1 Preferred Stock	15.76	1.00
Series E-2 Preferred Stock	13.39	1.00	(1)

(1)	The number of shares of our common stock to be issued upon the automatic conversion of our outstanding shares of Series E and Series E-2 preferred stock depends in part on the initial public offering price of our common stock. The terms of the Series E and Series E-2 preferred stock provide that the ratio at which each share of these series of preferred stock automatically convert into shares of our common stock in connection with an initial public offering will increase if the anticipated initial public offering price is below $13.3919 per share, which would result in additional shares of our common stock being issued upon conversion of the Series E and Series E-2 preferred stock. The Series E and Series E-2 preferred stock converted into 20,494,052 shares of common stock in October 2012 in connection with our IPO.

All shares of preferred stock would automatically convert into common stock at the respective ratios upon the earlier of (1) consent of each of the holders of a majority of the then-outstanding shares of Series C preferred stock, Series D preferred stock and the Series E preferred stock, Series E-1 preferred stock and Series E-2 preferred stock, voting together as a single class on an as-converted basis, and the holders of a majority of the then-outstanding shares of Series A preferred stock and Series B preferred stock, voting together as a single class on an as-converted basis, or (2) immediately upon the closing of an underwritten public offering of common stock if the per share public offering price (prior to underwriter commissions and expenses) was equivalent to a fully-diluted, pre-offering valuation of a least $600,000 (as adjusted for stock splits, dividends, recapitalizations and other similar capital events), and net cash proceeds to us were at least $75,000.

The preferred stock has been recorded outside of equity because the redemption feature is not solely within our control. Through November 15, 2011, the original date on which the redemption provision became exercisable by the holders of preferred stock, the recorded value of the Series A, B, C, and D preferred stock was accreted to the full redemption amount using the effective interest method. Because the redemption provision for the Series E, E-1, and E-2 preferred stock becomes exercisable six months after the credit agreement maturity date, or six months after all obligations under the credit agreement have been repaid in full and the agreement terminated, they are being accreted to the full redemption amount using the effective interest method. This increase is recorded as a preferred stock dividend.

The Series A, B, C, D, E, E-1, and E-2 preferred stock have a preference in liquidation of up to $0.70, $1.00, $5.00, $5.66, $13.39, $15.76 and $13.39 per share, respectively. In addition, the Series A, B, C, and D preferred stock participates with the common stock, on an as converted basis; provided that Series B, C, and D preferred stock are subject to a cap of an additional $0.50, $2.50 and $2.82 respectively. The Series A preferred stock is not subject to any cap.

Our Series E and E-2 preferred stock contain a term that increases the ratio at which each share of these series of preferred stock automatically convert into shares of our common stock in connection with an initial public offering if the initial offering price is below $13.3919. Since our October 2012 IPO price was $9.00 per share, the Series E and Series E-2 preferred stock converted into 20,494,052 shares of common stock.

Our Series E-1 preferred stock contains a term that provides for cash settlement in the event of an initial public offering in an amount per share equal to $15.7552 less the offering price. If the offering price exceeds $15.7552 per share, no amounts would be paid in cash upon the completion of the initial public offering. The October 2012 cash settlement amount was $10,719, based upon our IPO price of $9.00 per share.

The holders of preferred stock are entitled to receive dividends pro rata based on the number of shares of common stock held by each holder, as if all preferred shares are converted to common shares.

The holders of preferred stock are entitled to a number of votes equal to the number of shares of common stock into which the shares of preferred stock could be converted at the record date of any vote.

We have evaluated each of our series of convertible preferred stock and determined that each should be considered an “equity host” and not a “debt host.” This evaluation is necessary to determine if any embedded features require bifurcation and, therefore, would be required to be accounted for separately as a derivative liability. Our analysis followed the “whole instrument approach,” which compares an individual feature against the entire preferred stock instrument that includes that feature. Our analysis was based on a consideration of the economic characteristics and risks of the preferred stock and, more specifically, evaluated all of the stated and implied substantive terms and features of such stock, including (1) whether the preferred stock included redemption features; (2) how and when any redemption features could be exercised; (3) whether the holders of preferred stock were entitled to dividends; (4) the voting rights of the preferred stock; and (5) the existence and nature of any conversion rights. As a result of our determination that each series of the preferred stock is an “equity host,” we determined that the embedded conversion options do not require bifurcation as derivative liabilities. We determined the adjustment to the ratio at which the Series E and E-2 preferred stock would automatically convert into shares of common stock does not require bifurcation as derivative liabilities as it is clearly and closely related to the equity host instrument; however, these features do represent a potential contingent beneficial conversion feature, which would be triggered in the event the conversion ratio multiplied by the fair value of the common stock at March 14, 2012 (the issuance date of the Series E and E-2 preferred stock) exceeds the allocated value per share of the Series E and E-2 preferred stock. We determined the cash settlement term of the Series E-1 preferred stock requires bifurcation and separate accounting as an embedded derivative. The fair value of this embedded feature was determined to be $7,934 at the issuance date of March 14, 2012, which was bifurcated from the issuance value of the Series E-1 preferred stock and presented in long term liabilities. The fair value of this embedded feature was determined to be $10,719 at September 30, 2012.

On August 28, 2012, we amended the Series E and Series E-2 Preferred Stock and Warrant Purchase Agreement. Pursuant to this amendment, we were granted the right to repurchase from each holder of our Series E and Series E-2 preferred stock a number of shares of our common stock equal to the positive difference between the number of shares of our common stock into which such holder’s Series E and Series E-2 preferred stock converted immediately prior to the closing of our IPO and the shares of our common stock into which such holder’s Series E and Series E-2 preferred stock would have converted based on the volume weighted average price of our common stock during the ten trading days immediately following the effectiveness of the registration statement for our IPO. The repurchase price for these shares of our common stock was $0.001 per share. If we did not close our IPO on or prior to December 31, 2012, this repurchase right would terminate. Subsequent to our IPO, we did not repurchase any shares under this right and the repurchase right has subsequently terminated.

On October 9, 2012, our Series A, B, C, D, E, E-1, and E-2 preferred shares automatically converted into 51,320,437 shares of common stock in connection with the closing of our IPO.

6. Stock Warrants

We have issued the following stock warrants, all of which were outstanding as of September 30, 2012:

			Exercise
Warrants to Purchase	Number	Issue Date	Price	Expiration Date
Series A Preferred Stock	2,267,357	November 20, 2006	$0.70	Earlier of November 20, 2013 or two years following an initial public offering
Common Stock	166,666	December 19, 2007	4.50	December 19, 2014
Common Stock	37,500	December 20, 2007	4.00	December 20, 2012
Series D Preferred Stock	56,193	September 23, 2008	5.34	September 23, 2013
Common Stock	118,315	May 14, 2009	0.01	May 14, 2014
Series D Preferred Stock	9,365	July 24, 2009	5.34	September 23, 2013
Series D Preferred Stock	5,619	February 8, 2010	5.34	September 23, 2013
Series E Preferred Stock	2,062,495	March 14, 2012	0.01	March 14, 2019
Series E-2 Preferred Stock	1,380,496	March 14, 2012	0.01	March 14, 2019

The warrants to purchase Series E and E-2 preferred stock, although detachable, were issued together with the Series E and E-2 preferred stock. We allocated the proceeds, net of transaction costs, to the preferred stock and warrants based on the relative fair value of the Series E and E-2 preferred stock and warrants at the date of issuance. The initial fair value of the warrants to purchase Series E and Series E-2 preferred stock was estimated to be $2,619 and $1,753, respectively, using a probability- weighted expected return method of valuation and recent secondary market trades of our common stock as of March 14, 2012. The fair value of the warrants to purchase Series E and Series E-2 preferred stock was estimated to be $0 using a probability-weighted expected return method of valuation as of September 30, 2012. On October 9, 2012 the warrants to purchase Series E and E-2 preferred stock were terminated in connection with the closing of our IPO.

The warrants to purchase Series A preferred stock, although detachable, were issued together with the Series A preferred stock. We allocated the proceeds, net of transaction costs, to the preferred stock and warrants based on the relative fair value of the Series A preferred stock and warrants at the date of issuance, and then to the beneficial conversion rights (if any). The initial fair value of the warrants to purchase Series A preferred stock was estimated to be $990 using the Black-Scholes option pricing model as of November 20, 2006. Remeasurement of the fair value of the warrants using the Black-Scholes option pricing model resulted in a change in the carrying value of the Series A preferred stock warrants and a corresponding gain on preferred stock warrant liability of $1,556 and loss on preferred stock warrant liability of $1,264 for the three- and nine-month periods ended September 30, 2012, respectively. Remeasurement of the fair value of the warrants using the Black-Scholes option pricing model resulted in an increase in the carrying value of the Series A preferred stock warrants and a corresponding loss on preferred stock warrant liability of $0 and $4,133 for the three- and nine-month periods ended September 30, 2011, respectively. On October 9, 2012, the warrants to purchase Series A preferred stock were converted to warrants to purchase common stock in connection with the closing of our IPO and reclassified to additional paid in capital.

Remeasurement of the fair value of the warrants using the Black-Scholes option pricing model resulted in a change in the carrying value of the Series D preferred stock warrants and corresponding gain of $130 and $9 on preferred stock warrant liability for the three- and nine-month periods ended September 30, 2012, respectively. Remeasurement of the fair value of the warrants using the Black-Scholes option pricing model resulted in a change in the carrying value of the Series D preferred stock warrants and corresponding gain of $0 and $9 on preferred stock warrant liability of for the three- and nine-month periods ended September 30, 2011, respectively. On October 9, 2012, the warrants to purchase Series D preferred stock were converted to warrants to purchase common stock in connection with the closing of our IPO and reclassified to additional paid in capital.

7. Share-Based Payments

The following table summarizes the components of share-based compensation expense included in our condensed consolidated statement of operations for the three- and nine-months periods ended September 30:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Cost of services	$186	$73	$437	$234
Sales and marketing	299	140	712	448
Technology and development	498	190	1,208	560
General and administrative	648	379	1,637	1,120

Total cost related to share-based compensation expense	$1,631	$782	$3,994	$2,362

Unrecognized share-based compensation expenses totaled $17,071 at September 30, 2012, which we expect to recognize over a weighted-average time period of 3.07 years.

8. Fair Value Measurements

As of September 30, 2012 and December 31, 2011, the fair value of our financial assets and liabilities was as follows:

	Level 1	Level 2	Level 3	Total
September 30, 2012
Assets
Commercial paper	$—	$35,001	$—	$35,001

Total assets	—	35,001	—	35,001

Liabilities:
Warrant liabilities	—	—	(19,451)	(19,451)
Preferred stock embedded derivative	—	—	(10,719)	(10,719)

Total liabilities	—	—	(30,170)	(30,170)

Net assets and (liabilities)	$—	$35,001	$(30,170)	$4,831

December 31, 2011
Liabilities:
Warrant liabilities	$—	$—	$(18,195)	$(18,195)

Total liabilities	$—	$—	$(18,195)	$(18,195)

Commercial paper, classified as cash and cash equivalents, represent investments in open commercial paper. There were no amounts invested in open commercial paper at December 31, 2011.

The fair value of warrants to purchase Series E and Series E-2 preferred stock was estimated as of September 30, 2012, based on the anticipated initial public offering price determined on October 2, 2012. The fair value of the warrants to purchase Series A and Series D preferred stock was estimated using the Black- Scholes option pricing model. There was no change in the method used to estimate the fair value of the warrants to acquire Series A and Series D preferred stock during the three- or nine-month periods ended September 30, 2012. The key inputs used in the Black-Scholes option pricing model were as follows:

	September 30, 2012
	Series A	Series D
Time to expiration	4.14 yrs	0.98 yrs
Risk-free interest rate	0.54%	0.17%
Estimated volatility	94%	45%
Dividend	—	—
Stock price at end of period	9.00	9.00

The significant unobservable inputs in determining the fair value of the warrants include the stock price at the end of the period, which was based on our initial public offering price.

The Series E-1 preferred stock embedded derivative was valued by management based on the anticipated initial public offering price determined on October 2, 2012, which determined the amount to be paid to the Series E-1 preferred stockholders.

The following table presents a reconciliation of the liabilities measured at fair value using significant unobservable inputs for the nine month period ended September 30, 2012:

	Warrant	Embedded
	Liability	Derivative
Fair value as of December 31, 2011	$18,195	$—
Issuance of warrants	4,373	—
Issuance of embedded derivative	—	7,934
Increase (decrease) in fair value, recognized in other income (expense)	(3,117)	2,785

Fair value as of September 30, 2012	$19,451	$10,719

9. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders for the three- and nine-month periods ended September 30, 2012 and 2011:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income (loss)	$7,868	$(515)	$19,423	$(6,585)
Less:
Accretion of convertible redeemable preferred stock redemption premium	(4,207)	(5,644)	(8,959)	(16,004)
Net income allocable to convertible redeemable preferred stockholders	(2,550)	—	(7,067)	—

Net income available (loss attributable) to common stockholders	1,111	(6,159)	3,397	(22,589)
Less:
Change in fair value of warrant liabilities	(6,058)	—	(4,382)	—
Accretion of convertible redeemable preferred stock redemption premium for shares assumed issued in exercise of warrants	(722)	—	(1,091)	—
Add back:
Net income allocable to convertible redeemable preferred stockholders	2,550	—	6,036	—

Diluted net income available (loss attributable) to common stockholders	$(3,119)	$(6,159)	$3,960	$(22,589)

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Denominator (basic):
Weighted average common shares outstanding	19,501,172	18,824,675	19,469,225	18,657,935
Denominator (diluted):
Weighted average common shares outstanding	19,501,172	18,824,675	19,469,225	18,657,935
Dilutive stock options and awards outstanding	—	—	3,935,545	—
Weighted average common shares from preferred stock	—	—	29,239,607	—
Weighted average common shares from warrants	—	—	348,487	—

Net weighted average common shares outstanding	19,501,172	18,824,675	52,992,864	18,657,935

Net income available (loss attributable) per share to common stockholders:
Basic	$0.06	$(0.33)	$0.17	$(1.21)
Diluted	$(0.16)	$(0.33)	$0.07	$(1.21)

In the three- and nine-month periods ended September 30, 2011, potentially dilutive securities are not included in the calculation of diluted loss per share as their impact would be anti-dilutive. In the nine-month period ended September 30, 2012, the Series E, E-1, and E-2 preferred stock are not included in the calculation of diluted earnings per share as their impact would be anti-dilutive.

The following number of outstanding stock options, warrants to purchase common and preferred stock, and convertible redeemable preferred stock were excluded from the computation of diluted net loss per share for the three- and nine-month periods ended September 30, 2012 and 2011:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Stock options outstanding	4,930,876	2,841,475	—	1,827,904
Common equivalent shares from convertible preferred stock	44,598,344	28,920,581	11,266,811	28,920,581
Common equivalent shares from stock warrants	5,906,231	2,269,713	4,662,578	2,269,713

	55,435,451	34,031,769	15,929,389	33,018,198

For the nine-months ended September 30, 2012, the excluded common equivalent shares are reflected in the calculation of earnings per share allocable to preferred stockholders to the extent those shares are dilutive using the two-class method.

10. Segment Reporting

Following our acquisition of ID Analytics on March 14, 2012, we began operating our business and reviewing and assessing our operating performance using two reportable segments: our consumer segment and our enterprise segment. In our consumer segment, we offer proactive identity theft protection services to consumers on an annual or monthly subscription basis. In our enterprise segment, we offer identity risk assessment and fraud protection services to our enterprise customers.

Financial information about our segments during the three-month period ended September 30, 2012 and as of September 30, 2012 was as follows:

	Consumer	Enterprise	Eliminations	Total
Revenue
External customers	$65,579	$6,538	$—	$72,117
Intersegment revenue	—	1,122	(1,122)	—
Income (loss) from operations	8,021	(1,798)	—	6,223
Goodwill	69,891	59,662	—	129,553
Total assets	157,643	129,802	(3,335)	284,110

Financial information about our segments during the nine-month period ended September 30, 2012 was as follows:

	Consumer	Enterprise	Eliminations	Total
Revenue
External customers	$183,903	$13,709	$—	$197,612
Intersegment revenue	—	2,328	(2,328)	—
Income (loss) from operations	11,617	(4,224)	—	7,393

We allocated goodwill between our segments by estimating the expected synergies to each segment.

All of our revenue is derived from sales in the United States and all our long-lived assets are located in the United States.

11. Contingencies

As part of our consumer services, we offer 24x7x365 member service support. If a member’s identity has been compromised, our member service team and remediation specialists will assist the member until the issue has been resolved. This includes our $1 million service guarantee, which is backed by an identity theft insurance policy, under which we will spend up to $1 million to cover certain third-party costs and expenses incurred in connection with the remediation, such as legal and investigatory fees. This insurance also covers certain out-of-pocket expenses, such as loss of income, replacement of fraudulent withdrawals, child and elderly care, travel expenses, and replacement of documents. While we have reimbursed members for claims under this guarantee, the amounts in aggregate for the three- and nine-month periods ended September 30, 2012 and 2011 were not material.

Since March 2008, we have been named as a defendant in 14 class action complaints in nine different jurisdictions. The complaints in all the class actions generally involved claims for deceptive advertising and marketing campaigns under the respective states’ consumer fraud act, fraud in the inducement, negligent misrepresentation, breach of the implied covenant of good faith and fair dealing, and a prayer for injunctive relief that the Court order that we cease all advertising in the state in which the complaint was filed. The cases were all consolidated into one multi-district litigation in the United States District Court of Arizona, styled In re: LifeLock, Inc. Marketing and Sales Practice Litigation, MDL No. 1977. After discovery and a series of settlement discussions, the parties agreed to an omnibus settlement to dispose of all the class actions. A Settlement Agreement was executed on or about March 24, 2010. On March 26, 2010, the parties filed a joint Motion for Preliminary Approval of Class Action Settlement, Approval of Class Notice, and Conditional Certification of Settlement Class. On April 15, 2010, the United States District Court of Arizona granted preliminary approval of the settlement, and the parties provided notice of the settlement. On August 31, 2010, the Court entered an order of judgment granting final approval of the settlement and dismissing the action with prejudice. Three individual class members filed an appeal of the August 31, 2010 order and judgment, and those appeals were dismissed with prejudice as of January 5, 2011. On February 1, 2011, in conjunction with the settlement, we paid $1,900, which was accrued in the December 31, 2010 consolidated financial statements.

In February 2012, Michael I. Santucci, P.A. d/b/a Lifelong Legal Center, or Santucci, filed a lawsuit against us alleging that our LIFELOCK® mark infringes Santucci’s U.S. marks LIFELONG® and LIFELONG Legal Center™ in connection with credit consultation and debt counseling services obtained in 2004, and a Florida service mark registration for the mark LIFELONG® in connection with credit consultation, debt, and identity theft counseling and legal services obtained in 2011. Based on this same conduct, Santucci also alleges unfair competition under state and federal law and seeks injunctive relief, damages, cancellation of four of our registered trademarks, and disallowance of six of our pending trademark applications. On March 21, 2012, we answered Santucci’s complaint and asserted counterclaims for false advertising under both state and federal law, unfair competition, and deceptive trade practices under state law. Through our counterclaims, we also sought declaratory judgment that we have not infringed any valid trade or service mark registration owned by Santucci or Michael I. Santucci and that we have priority of rights as to our LIFELOCK® mark in connection with identity theft services. We further requested cancellation of Santucci’s service marks based on fraud, abandonment, and priority of right. Santucci’s and Michael I. Santucci’s answer or response to our counterclaims was due on April 30, 2012. Instead of answering, Santucci filed a motion to dismiss, to strike, and for a more definite statement. On October 26, 2012, we executed a settlement agreement.

In January 2010, Neal Duncan, one of our stockholders, filed a breach of contract claim against us in the Superior Court of Maricopa County, Arizona. In his complaint, Mr. Duncan alleged that we breached a purported contract with him and sought an ownership interest in our company equal to 7.5%. The parties participated in a private mediation on December 21, 2011, but the dispute was not resolved. We filed motions for summary judgment on November 2, 2011 and January 12, 2012. Oral argument was heard on our motions for summary judgment on April 4, 2012. Immediately following oral argument, the presiding judge ruled from the bench in our favor and granted both motions for summary judgment. We filed an application for an award of our fees and costs on April 20, 2012. On June 5, 2012, the judge once again ruled in our favor, and awarded us fees and costs in excess of $250. On July 2, 2012, Mr. Duncan filed a notice of appeal. We intend to vigorously contest this appeal. However, any litigation is subject to inherent uncertainties, and we cannot assure you that the expenses associated with defending this lawsuit or its resolution will not have a material adverse effect on our business, operating results, or financial condition. On September 30, 2012, we received Mr. Duncan’s opening brief. Our response is due on November 13, 2012.

On September 25, 2012, Denise Richardson filed a complaint against our company and Todd Davis, our Chairman and Chief Executive Officer, in the United States District Court for the Southern District of Florida. Ms. Richardson performed services for us as an independent contractor under a series of Independent Contractor Services Agreements, the most recent of which expired on December 31, 2011. The gravamen of Ms. Richardson’s claims is that (1) Ms. Richardson was improperly classified as an independent contractor instead of an employee and (2) we breached the terms of an alleged employment agreement and are obligated to Ms. Richardson under that agreement until June 30, 2013. Ms. Richardson asserts claims against us in the complaint for alleged violation of ERISA fiduciary duties, unlawful interference with attainment of ERISA benefits, ERISA retaliation, unlawful misclassification and denial of ERISA benefits, retroactive benefits under ERISA plans, failure to pay overtime in violation of the FLSA, breach of employment contract, unjust enrichment, fraud and punitive damages, and intentional infliction of emotional distress. In the complaint, Ms. Richardson alleges entitlement to equitable relief, compensatory damages, liquidated damages, statutory penalties, punitive damages, interest, costs and attorneys’ fees. On October 15, 2012, Ms. Richardson filed an amended complaint that did not include any substantive changes to her claims. In letters sent prior to the filing of the complaint, Ms. Richardson’s lawyer asserted that Ms. Richardson is entitled to “well over $250 in damages” from us and stated that Ms. Richardson would settle the matter for a $200 lump sum payment and 1,000 shares of stock in our company. In an effort to resolve the matter without litigation, we had offered to pay Ms. Richardson $75 in full settlement of any and all claims. Ms. Richardson rejected that offer and reasserted her original demand. On November 1, 2012, we filed a motion to dismiss Ms. Richardson’s amended complaint or, in the alternative, to transfer challenging on a variety of grounds all of the claims asserted against us in the amended complaint.

We are subject to other legal proceedings and claims that have arisen in the ordinary course of business. Although there can be no assurance as to the ultimate disposition of these matters and the proceedings disclosed above, we believe, based upon the information available at this time, that a material adverse outcome related to the matters is neither probable nor estimable.

12. Subsequent Events

In October 2012, we completed our IPO in which we issued and sold 15.5 million shares of common stock at a public offering price of $9.00 per share. We received net proceeds of approximately $126,000 after deducting underwriting commissions of $9,765 and other offering expenses of approximately $3,700. Upon closing of the IPO, all of our outstanding preferred stock automatically converted into an aggregate of 51,320,437 shares of common stock. Upon the closing of our IPO, we had 86,328,866 shares of common stock outstanding.

On October 9, 2012, in connection with the closing of our IPO, the warrants to purchase Series A preferred stock and the warrants to purchase Series D preferred stock were converted to warrants to purchase common stock and reclassified to additional paid in capital. In addition, the warrants to purchase Series E and E-2 preferred stock were terminated.

On October 12, 2012, we used part of the proceeds from our IPO to repay the $62,600 outstanding under our term loan.

On October 16, 2012, we used part of the proceeds from our IPO to pay the previous holders of our Series E-1 preferred stock $10,719.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”), with the Securities and Exchange Commission on October 3, 2012 (the “Prospectus”). This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses, and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q and the Prospectus. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are a leading provider of proactive identity theft protection services for consumers and identity risk assessment and fraud protection services for enterprises. We protect our members by constantly monitoring identity-related events, such as new account openings and credit-related applications. If we detect that a member’s personally identifiable information is being used, we offer near real-time, actionable alerts that provide our members peace of mind that we are monitoring use of their identity and allow our members to confirm valid or unauthorized identity use. If a member confirms that the use of his or her identity is unauthorized, we can stop the transaction or otherwise rapidly take actions designed to protect the member’s identity. We also provide remediation services to our members in the event that an identity theft actually occurs. We protect our enterprise customers by delivering on-demand identity risk and authentication information about consumers. Our enterprise customers utilize this information in real time to make decisions about opening or modifying accounts and providing products, services, or credit to consumers to reduce financial losses from identity fraud.

The foundation of our differentiated services is the LifeLock ecosystem. This ecosystem combines large data repositories of personally identifiable information and consumer transactions, proprietary predictive analytics, and a highly scalable technology platform. Our members and enterprise customers enhance our ecosystem by continually contributing to the identity and transaction data in our repositories. We apply predictive analytics to the data in our repositories to provide our members and enterprise customers actionable intelligence that helps protect against identity theft and identity fraud. As a result of our combination of scale, reach, and technology, we believe that we have the most proactive and comprehensive identity theft protection services available, as well as the most recognized brand in the identity theft protection services industry.

On March 14, 2012, we acquired ID Analytics, a provider of enterprise identity risk assessment and fraud protection services and a strategic technology partner of ours since 2009, for a total purchase price of $186.0 million. Our acquisition of ID Analytics marked our entry into the enterprise market and enhanced the LifeLock ecosystem by expanding our data repositories and providing direct ownership of certain intellectual property related to our services. We began recognizing revenue from our enterprise customers immediately following the closing of our acquisition of ID Analytics on March 14, 2012.

Since our founding in April 2005, we have experienced 30 consecutive quarters of sequential growth in both revenue and cumulative ending members primarily due to the success of our marketing efforts, the introduction of premium services, and our strong member retention rate. In general, increases in revenue and cumulative ending members occur during and after periods of significant and effective direct retail marketing efforts.

We derive the substantial majority of our revenue from member subscription fees. We also derive revenue from transaction fees from our enterprise customers. In the three-month period ended September 30, 2012, we recorded revenue of $72.1 million, an increase of 44% from the three-month period ended September 30, 2011. Revenue in our consumer segment was $65.6 million for the three-month period ended September 30, 2012, a 31% increase from $50.0 million for the three-month period ended September 30, 2011. We also generated income from operations of $6.2 million and net income of $7.9 million during the three-month period ended September 30, 2012. For the nine-month period ended September 30, 2012 we recorded revenue of $197.6 million, an increase of 40% from the nine-month period ended September 30, 2011, including year over year growth within the consumer segment of 30%. We generated income from operations of $7.4 million and net income of $19.4 million during the nine-month period ended September 30, 2012. Net income for the nine-month period ended September 30, 2012 includes an income tax benefit of $14.3 million recognized on the acquisition of ID Analytics.

Key Metrics

We regularly review a number of operating and financial metrics to evaluate our business, determine the allocation of our resources, measure the effectiveness of our sales and marketing efforts, make corporate strategy decisions, and assess operational efficiencies.

Key Operating Metrics

The following table summarizes our key operating metrics for the three- and nine-month periods ended September 30, 2011 and 2012:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
	(in thousands, except percentages and per member data)
Cumulative ending members	2,376	1,970	2,376	1,970
Gross new members	187	173	564	498
Member retention rate	85.9%	82.6%	85.9%	82.6%
Average cost of acquisition per member	$147	$153	$153	$142
Monthly average revenue per member	$9.39	$8.68	$9.18	$8.43
Enterprise transactions	57,295	46,958	162,774	127,591

Cumulative ending members. We calculate cumulative ending members as the total number of members at the end of the relevant period. Most of our members are paying subscribers who have enrolled in our consumer services directly with us on a monthly or annual basis. A small percentage of our members receive our consumer services through a third-party enterprise that pays us directly, often as a result of a breach within the enterprise or by embedding our service within a broader third- party offering. We monitor cumulative ending members because it provides an indication of the revenue and expenses that we expect to recognize in the future.

At September 30, 2012, we had approximately 2.4 million cumulative ending members, an increase of 21% from September 30, 2011.

Gross new members. We calculate gross new members as the total number of new members who enroll in one of our consumer services during the relevant period. Many factors may affect the volume of gross new members in each period, including the effectiveness of our marketing campaigns, the timing of our marketing programs, the effectiveness of our strategic partnerships, and the general level of identity theft coverage in the media. We monitor gross new members because it provides an indication of the revenue and expenses that we expect to recognize in the future. For the three-month period ended September 30, 2012, we enrolled 187,000 gross new members, up from 173,000 for the three- month period ended September 30, 2011.

Member retention rate. We define member retention rate as the percentage of members on the last day of the prior year who remain members on the last day of the current year, or for quarterly presentations, the percentage of members on the last day of the comparable quarterly period in the prior year who remain members on the last day of the current quarterly period. A number of factors may increase our member retention rate, including increases in the number of members enrolled on an annual subscription, increases in the number of alerts a member receives, increases in the number of members enrolled in our premium services, and increases in the number of members enrolled through strategic partners with which the member has a strong association. Conversely, factors reducing our member retention rate may include increases in the number of members enrolled on a monthly subscription, increases in the number of members enrolled in our basic LifeLock service, and the end of programs in our embedded product and breach channels. We monitor our member retention rate because it provides a measure of member satisfaction and the revenue that we expect to recognize in the future.

At September 30, 2012, our member retention rate was 85.9%, an increase of 3.3% points from September 30, 2011.

Average cost of acquisition per member. We calculate average cost of acquisition per member as our sales and marketing expense for our consumer segment during the relevant period divided by our gross new members for the period. A number of factors may influence this metric, including shifts in the mix of our media spend. For example, when we engage in marketing efforts to build our brand, our cost of acquisition per member increases in the short term with the expectation that it will decrease over the long term. In addition, when we introduce new partnerships in our embedded product channel, such as our partnership with AOL in the fourth quarter of 2011, our average cost of acquisition per member decreases due to the volume of members that enroll in our consumer services in a relatively short period of time. We monitor average cost of acquisition per member to evaluate the efficiency of our marketing programs in acquiring new members. For the three-month period ended September 30, 2012, our average cost of acquisition per member was $147, down from $153 for the three-month period ended September 30, 2011. We continue to manage our cost of acquisition across all channels.

Monthly average revenue per member. We calculate monthly average revenue per member as our consumer revenue during the relevant period divided by the average number of cumulative ending members during the relevant period (determined by taking the average of the cumulative ending members at the beginning of the relevant period and the cumulative ending members at the end of each month in the relevant period), divided by the number of months in the relevant period. A number of factors may influence this metric, including whether a member enrolls in one of our premium services; whether we offer the member any promotional discounts upon enrollment; the distribution channel through which we acquire the member, as we offer wholesale pricing in our embedded product, employee benefit, and breach channels; and whether a new member subscribes on a monthly or annual basis, as members enrolling on an annual subscription receive a discount for paying for a year in advance. While our retail list prices have historically remained unchanged, our average revenue per member increased by over 7% in both 2010 and 2011. This growth was primarily driven by increased adoption of our higher priced premium services by a greater percentage of our members, a trend we expect will continue. We monitor monthly average revenue per member because it is a strong indicator of revenue in our consumer business and of the performance of our premium services.

Our monthly average revenue per member for the three-month period ended September 30, 2012 was $9.39, an increase of 8% from the three-month period ended September 30, 2011. Our monthly average revenue per member for the nine-month period ended September 30, 2012 was $9.18, an increase of 9% from the nine-month period ended September 30, 2011.

Enterprise transactions. We calculate enterprise transactions as the total number of enterprise transactions processed for either an identity risk or credit risk score during the relevant period. Our enterprise transactions are processed by ID Analytics, which we acquired on March 14, 2012. Accordingly, the enterprise transactions data includes transactions processed by ID Analytics before the acquisition. Enterprise transactions have historically been higher in the fourth quarter as the level of credit applications and general consumer spending increases. We monitor the volume of enterprise transactions because it is a strong indicator of revenue in our enterprise business.

We had 57.3 million enterprise transactions in the three-month period ended September 30, 2012, an increase of 22% over three-month period ended September 30, 2011. We had 162.8 million enterprise transactions in the nine-month period ended September 30, 2012 an increase of 28% over the nine-month period ended September 30, 2011.

Key Financial Metrics

The following table summarizes our key financial metrics for the three and nine months ended September 30, 2011 and 2012:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Consumer revenue	$65,579	$49,998	$183,903	$140,994
Enterprise revenue	6,538	—	13,709	—

Total revenue	72,117	49,998	197,612	140,994
Adjusted net income	8,906	267	13,066	(99)
Adjusted EBITDA	10,938	1,204	18,874	2,941
Free cash flow	16,196	6,179	37,215	16,767

Adjusted net income. Adjusted net income is a non-GAAP financial measure that we calculate as net income (loss) excluding amortization of intangible assets, change in fair value of warrant liabilities, change in fair value of embedded derivatives, income tax benefits resulting from the acquisition of ID Analytics, and share-based compensation. We believe that adjusted net income provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. This non-GAAP information is not necessarily comparable to non-GAAP information of other companies. Non-GAAP information should not be viewed as a substitute for, or superior to, net income (loss) prepared in accordance with GAAP as a measure of our profitability or liquidity. Users of this financial information should consider the types of events and transactions for which adjustments have been made.

Our use of adjusted net income has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our operating results as reported under GAAP. Some of these limitations include the following:

•

although amortization of intangible assets is a non-cash charge, additional intangible assets may be acquired in the future and adjusted net income does not reflect cash capital expenditure requirements for new acquisitions;

•	adjusted net income does not reflect changes in, or cash requirements for, our working capital needs;

•	adjusted net income does not consider the potentially dilutive impact of share-based compensation;

•	adjusted net income does not reflect tax payments that may represent a reduction in cash available to us; and

•	other companies, including companies in our industry, may calculate adjusted net income or similarly titled measures differently, limiting their usefulness as a comparative measure.

Because of these limitations, you should consider adjusted net income alongside other financial performance measures, including various cash flow metrics, net income (loss), and our other GAAP results. The following table presents a reconciliation of adjusted net income to net income (loss) for each of the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Reconciliation of Net Income (Loss) to Adjusted Net Income:
Net income (loss)	$7,868	$(515)	$19,423	$(6,585)
Amortization of acquired intangible assets	1,966	—	4,291	—
Change in fair value of warrant liabilities	(6,058)	—	(3,117)	4,124
Change in fair value of embedded derivative	3,499	—	2,785	—
Tax benefit from acquisition	—	—	(14,310)	—
Share-based compensation	1,631	782	3,994	2,362

Adjusted net income	$8,906	$267	$13,066	$(99)

Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss) excluding depreciation and amortization, interest expense, interest income, change in fair value of warrant liabilities, change in fair value of embedded derivatives, other income (expense) (which consists primarily of gains and losses on disposal of fixed assets), provision for income taxes, and share-based compensation. We believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. This non-GAAP information is not necessarily comparable to non-GAAP information of other companies. Non-GAAP information should not be viewed as a substitute for, or superior to, net income (loss) prepared in accordance with GAAP as a measure of our profitability or liquidity. Users of this financial information should consider the types of events and transactions for which adjustments have been made.

Our use of adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our operating results as reported under GAAP. Some of these limitations include the following:

•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•	adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	adjusted EBITDA does not consider the potentially dilutive impact of share-based compensation;

•	adjusted EBITDA does not reflect cash interest income or expense;

•	adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; and

•	other companies, including companies in our industry, may calculate adjusted EBITDA or similarly titled measures differently, limiting their usefulness as a comparative measure.

Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss), and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA to net income (loss) for each of the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net income (loss)	$7,868	$(515)	$19,423	$(6,585)
Depreciation and amortization	3,084	906	7,487	2,736
Interest expense	854	17	2,139	215
Interest income	(4)	—	(6)	(7)
Change in fair value of warrant liabilities	(6,058)	—	(3,117)	4,124
Change in fair value of embedded derivative	3,499	—	2,785	—
Other	1	—	3	—
Income tax (benefit)expense	63	14	(13,834)	96
Share-based compensation	1,631	782	3,994	2,362

Adjusted EBITDA	$10,938	$1,204	$18,874	$2,941

Free cash flow. Free cash flow is a non-GAAP financial measure that we calculate as net cash provided by (used in) operating activities less net cash used in investing activities for acquisitions of property and equipment. We believe that free cash flow provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. This non-GAAP information is not necessarily comparable to non-GAAP information of other companies. Non-GAAP information should not be viewed as a substitute for, or superior to, net cash provided by (used in) operating activities prepared in accordance with GAAP to analyze our operating results. Users of this financial information should consider the types of events and transactions for which adjustments have been made.

Although free cash flow is frequently used by investors in their evaluations of companies, free cash flow has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our operating results as reported under GAAP. Some of these limitations including the following:

•	free cash flow does not reflect our future requirements for contractual commitments to third- party providers;

•	free cash flow does not reflect the non-cash component of employee compensation or depreciation and amortization of property and equipment; and

•	other companies, including companies in our industry, may calculate free cash flow or similarly titled measures differently, limiting their usefulness as comparative measures.

Because of these limitations, you should consider free cash flow alongside other financial performance measures, including net cash provided by (used in) operating activities, net income (loss), and our other GAAP results. The following table presents a reconciliation of free cash flow to net cash provided by (used in) operating activities for each of the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Reconciliation of Net Cash Provided By (Used In) Operating Activities to Free Cash Flow:
Net cash provided by (used in) operating activities	$17,622	$6,419	$40,721	$18,241
Acquisitions of property and equipment	(1,426)	(240)	(3,506)	(1,474)

Free cash flow	$16,196	$6,179	$37,215	$16,767

Factors Affecting Our Performance

Customer acquisition costs. We expect to continue to make significant expenditures to grow our member and enterprise customer bases. Our average cost of acquisition per member and the number of new members we generate is dependent on a number of factors, including the effectiveness of our marketing campaigns, changes in cost of media, the competitive environment in our markets, the prevalence of identity theft issues in the media, publicity about our company, and the level of differentiation of our services. Shifts in the mix of our media spend also influence our member acquisition costs. For example, when we engage in marketing efforts to build our brand, our member acquisition costs increase in the short term with the expectation that they will decrease over the long term. We also continually test new media outlets, marketing campaigns, and call center scripting, each of which impacts our average cost of acquisition per member. In addition, given the early success of our LifeLock Ultimate service since its launch in the fourth quarter of 2011, we expect to be able to absorb a higher average cost of acquisition per member and still recognize value over the lifetime of our member relationships.

Mix of members by services, billing cycle, and distribution channel. Our performance is affected by the mix of members subscribing to our various consumer services, by billing cycle (annual versus monthly), and by the distribution channel through which we acquire the member. Our adjusted EBITDA, free cash flow, and average cost of acquisition per member are all affected by this mix. We have seen a recent shift to more monthly members, in large part due to the increase in the number of members enrolling through our embedded product channel in which our members enroll on a monthly basis. We also have seen an increase in the number of LifeLock Ultimate members as a percentage of our gross new members.

Customer retention. We have continued to improve the retention of our members and, as a result, the anticipated lifetime value of our members. Our member retention rate improved to 85.9% at September 30, 2012 from 82.6% at September 30, 2011. Our ability to continue to improve our member retention rate may be affected by a number of factors, including the effectiveness of our services, the performance of our member services organization, external media coverage of identity theft, the continued evolution of our service offerings, the competitive environment, the effectiveness of our media spend, and other developments.

Our enterprise business relies on the retention of enterprise customers to maintain the effectiveness of our services because our enterprise customers typically provide us with their customer transaction data as part of our service. Losing a significant number of these customers would reduce the breadth and effectiveness of our services. In addition, we believe approximately 10% of the 2011 revenue of ID Analytics, or approximately 2% of our overall pro forma 2011 revenue, was derived from direct competitors to our consumer business. This percentage may decline over time.

Investments to grow our business. We will continue to invest to grow our business. Investments in the development and marketing of new services, the continued enhancement of our existing services, and the relocation of one of our data centers, which occurred during the third quarter of 2012, will increase our operating expenses in the near term and thus may negatively impact our operating results in the short term, although we anticipate that these investments will grow and improve our business over the long term.

Regulatory developments. Our business is subject to regulation by federal, state, and local authorities. Any changes to the existing applicable laws, regulations, or rules; any determination that other laws, regulations, or rules are applicable to us; or any determination that we have violated any of these laws, regulations, or rules could adversely impact our operating results. For example, we entered into a settlement agreement with the New York State Department of Taxation and Finance regarding our collection of sales tax in the state of New York. We recently began collecting sales tax in the state of New York related to the sale of our consumer services, and also recently began collecting sales tax in specific states related to our credit monitoring services. Additional states or other jurisdictions may seek to impose sales tax collection obligations on us in the future, which could result in substantial tax liabilities for past sales and discourage current members and other consumers from purchasing our services.

For a discussion of additional factors and risks facing our business, see “Risk Factors.”

Basis of Presentation and Key Components of Our Results of Operations

Following our acquisition of ID Analytics on March 14, 2012, we began operating our business and reviewing and assessing our operating performance using two reportable segments: our consumer segment and our enterprise segment. We review and assess our operating performance using segment revenue, income (loss) from operations, and total assets. These performance measures include the allocation of operating expenses to our reportable segments based on management’s specific identification of costs associated to those segments.

Revenue

We derive revenue in our consumer segment primarily from fees paid by our members for identity theft protection services offered on a subscription basis. Our members subscribe to our consumer services on a monthly or annual, automatically renewing basis and pay us the full subscription fee at the beginning of each subscription period, in most cases by authorizing us to directly charge their credit or debit cards. In some cases, we offer members a free trial period, which is typically 30 days. Our members may cancel their membership with us at any time without penalty and, when they do, we issue a refund for the unused portion of the canceled membership. We recognize revenue for member subscriptions ratably on a daily basis from the latter of cash receipt, activation of a member’s account, or expiration of free trial periods to the end of the subscription period.

We also provide consumer services for which the primary customer is an enterprise purchasing identity theft protection services on behalf of its employees or customers. In such cases, we defer revenue for each member until the member’s account has been activated. We then recognize revenue ratably on a daily basis over the term of the subscription period.

We derive revenue in our enterprise segment from fees paid by our enterprise customers for identity and credit risk assessment and fraud protection services, which we provide under multi-year contracts, many of which renew automatically. Our enterprise customers pay us based on their monthly volume of transactions with us, and approximately half of them are committed to paying monthly minimum fees. We recognize revenue based on a negotiated fee per transaction. Transaction fees in excess of any of the monthly minimum fees are billed and recorded as revenue in addition to the monthly minimum fees. In some instances, we receive up-front non-refundable payments against which the monthly minimum fees are applied. The up-front non-refundable payments are recorded as deferred revenue and recognized as revenue monthly over the usage period. If an enterprise customer does not meet its monthly minimum fee, we bill the negotiated monthly minimum fee and recognize revenue for that amount. We derive a small portion of our enterprise revenue from special projects in which we are engaged to deliver a report at the end of the analysis, which we record upon delivery and acceptance of the report.

Cost of Services

Cost of services in our consumer segment consists primarily of costs associated with our member services organization and fulfillment partners. Our member support operations include wages and benefits for personnel performing these functions and facility costs directly associated with our sales and service delivery functions. We also pay fees to third-party service providers related to the fulfillment of our consumer services, including the premiums associated with the identity theft insurance that we provide to our members, and merchant credit card fees.

Cost of services in our enterprise segment includes the costs related to data analytics and data management, primarily consisting of wages and benefits of personnel and facility costs directly associated with the data analytics and data management.

We expect our cost of services to increase if we continue to increase the number of our members and enterprise customers. Our cost of services is heavily affected by prevailing salary levels, which affect our internal direct costs and fees paid to third-party service providers. Increases in the market rate for wages would increase our cost of services.

Gross Margin

Gross profit as a percentage of total revenue, or gross margin, has been and will continue to be affected by a variety of factors. Increases in personnel and facility costs directly associated with the provision of our services can negatively affect our gross margin, as can higher fulfillment costs due to enhancements in our services or the introduction of new services, such as the addition of insurance coverage in our consumer services. A significant increase in the number of members we enroll through our strategic partner distribution channels can also negatively affect our gross margin because we offer wholesale pricing to our strategic partners. In prior periods, our gross margin has also been negatively impacted by sales taxes we paid on behalf of our members and settlements with state tax authorities. Conversely, operating efficiencies in our member services organization can improve our gross margin. We expect that our gross margin may fluctuate from period to period depending on all of these factors.

Sales and Marketing

Sales and marketing expenses consist primarily of direct response advertising and online search costs, commissions paid on a per-member basis to our online affiliates and on a percentage of revenue basis to our co-marketing partners, and wages and benefits for sales and marketing personnel. Direct response marketing costs include television, radio, and print advertisements as well as costs to create and produce these advertisements. Online search costs consist primarily of pay-per-click payments to search engines and other online advertising media, such as banner ads. Advertising costs are expensed as incurred and historically have occurred unevenly across periods. Our sales and marketing expenses also include payments related to our sponsorship, promotional, and public relations efforts. In order to continue to grow our business and the awareness of our services, we plan to continue to commit substantial resources to our sales and marketing efforts. As a result, we expect our sales and marketing expenses will continue to increase in absolute dollars for the foreseeable future and vary as a percentage of revenue depending on the timing of those expenses.

Technology and Development

Technology and development expenses consist primarily of personnel costs incurred in product development, maintenance and testing of our websites, enhancing our existing services and developing new services, internal information systems and infrastructure, data privacy and security systems, third-party development, and other internal-use software systems. Our development costs are primarily incurred in the United States and directed at enhancing our existing service offerings and developing new service offerings. In order to continue to grow our business and enhance our services, we plan to continue to commit resources to technology and development. In addition, ID Analytics has historically spent a higher portion of its revenue on technology and development. As a result, we expect our technology and development expenses will continue to increase in absolute dollars for the foreseeable future.

General and Administrative

General and administrative expenses consist primarily of personnel costs, professional fees, and facility-related expenses associated with our executive, finance, human resources, legal, and governmental affairs organizations. Our professional fees principally consist of outside legal, auditing, accounting, and other consulting fees. Legal costs included within our general and administrative expenses also include costs incurred to litigate and settle various legal matters. We expect our general and administrative expenses will increase in absolute dollars for the foreseeable future as we hire additional personnel to support our overall growth and incur additional costs associated with operating as a public company, including costs associated with SEC reporting and Sarbanes-Oxley Act compliance.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets is the amortization expense associated with core technology, customer relationships, and trade names and trademarks resulting from business acquisitions. As of September 30, 2012, we had $53.2 million in intangible assets as a result of our acquisition of ID Analytics. The intangible assets have useful lives of between five and ten years and we expect to recognize $7.9 million of amortization expense per year over the next five years.

Other Income (Expense)

Other income (expense) consists primarily of interest income on our cash and cash equivalents, interest expense on our indebtedness, changes in the fair value of our warrant liabilities and changes in the fair value of our embedded derivative. Gains and losses on our warrant liabilities result from the re-measurement of the fair value of warrants to purchase our preferred stock, which we account for as liabilities. During the fourth quarter 2012, on completion of our IPO the warrants to purchase our preferred stock were converted to warrants to purchase common stock and at that time were reclassified to equity, as such we will no longer be required to remeasure the fair value of our warrants.

We recorded a liability of $7.9 million for an embedded derivative associated with our Series E-1 preferred stock issued in connection with our acquisition of ID Analytics in March 2012. The embedded derivative liability will be adjusted to fair value at each reporting period with any unrealized gain or loss recorded in other income (expense). Based on our anticipated IPO price of $9.00 per share, we increased the liability associated with our embedded derivative to $10.7 million with a corresponding charge of $2.8 million recognized through other income (expense). On October 16, 2012, we paid to the former holders of our Series E-1 preferred stock $10.7 million in cash as settlement for the embedded derivative and expect no additional income or expense related to the embedded derivative.

Provision for Income Taxes

We are subject to federal income tax as well as state income tax in various states in which we conduct business. Our effective tax rate differs from the statutory rate primarily as a result of the valuation allowance on our deferred taxes, state taxes, and non-deductible expenses. For periods subsequent to the date on which we fully reverse our deferred tax asset valuation allowance, we expect our effective tax rate will approximate the U.S. federal statutory tax rate plus the impact of state taxes.

As a result of the acquisition of ID Analytics, we recorded a deferred tax liability related to the book and tax basis difference resulting from our purchase accounting. The recognition of this deferred tax liability offset $8.5 million of the acquired gross deferred tax assets. A valuation allowance was established in the purchase price allocation for the remaining $1.0 million of acquired gross deferred tax assets. This resulted in the recognition of a net deferred tax liability which has been recognized in our purchase price allocation. As a result of the recognition of this net deferred tax liability, we concluded that the deferred tax assets we had recognized prior to the acquisition for which we had previously recorded a valuation allowance were more likely than not of being realized. Accordingly, we reduced our valuation allowance for these deferred tax assets, which is recorded as an income tax benefit of $14.3 million in our condensed consolidated statement of operations for the nine months ended September 30, 2012.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of our financial results is not necessarily indicative of our financial results in future periods, and our results for the three and nine months ended September 30, 2012 are not necessarily indicative of our results for the full year or for any other period.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
Consumer revenue	$65,579	$49,998	$183,903	$140,994
Enterprise revenue	6,538	—	13,709	—

Total revenue	72,117	49,998	197,612	140,994
Cost of Services	19,762	15,339	57,727	46,479

Gross profit	52,355	34,659	139,885	94,515
Costs and expenses:
Sales and marketing	29,926	26,443	91,431	70,192
Technology and development	7,943	4,357	20,936	13,367
General and administrative	6,297	4,343	15,834	13,113
Amortization of acquired intangible assets	1,966	—	4,291	—

	46,132	35,143	132,492	96,672

Income (loss) from operations	6,223	(484)	7,393	(2,157)
Other income (expense):
Interest expense	(854)	(17)	(2,139)	(215)
Change in fair value of warrant liabilities	6,058	—	3,117	(4,124)
Change in fair value of embedded derivative	(3,499)	—	(2,785)	—
Interest income	4	—	6	7
Other	(1)	—	(3)	—

Total other income (expense)	1,708	(17)	(1,804)	(4,332)

Income (loss) before provision for income taxes	7,931	(501)	5,589	(6,489)
Income tax (benefit) expense	63	14	(13,834)	96

Net income (loss)	$7,868	$(515)	$19,423	$(6,585)

Share-based compensation expense included in costs and expenses:
Cost of services	$186	$73	$437	$234
Sales and marketing	299	140	712	448
Technology and development	498	190	1,208	560
General and administrative	648	379	1,637	1,120

Total cost related to share-based compensation expense	$1,631	$782	$3,994	$2,362

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
Revenue:
Consumer revenue	90.9%	100.0%	93.1%	100.0%
Enterprise revenue	9.1%	—	6.9%	—

Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of Services	27.4%	30.7%	29.2%	33.0%

Gross profit	72.6%	69.3%	70.8%	67.0%
Costs and expenses:
Sales and marketing	41.5%	52.9%	46.3%	49.8%
Technology and development	11.0%	8.7%	10.6%	9.5%
General and administrative	8.7%	8.7%	8.0%	9.3%
Amortization of acquired intangible assets	2.7%	—	2.2%	0.0%

Total expenses	63.9%	70.3%	67.1%	68.6%

Income (loss) from operations	8.7%	-1.0%	3.7%	-1.6%
Other income (expense):
Interest expense	-1.2%	0.0%	-1.1%	-0.2%
Interest income	0.0%	—	0.0%	0.0%
Change in fair value of warrant liabilities	8.4%	—	1.6%	-2.9%
Change in fair value of embedded derivative	-4.9%	—	-1.4%	—
Other	0.0%	—	0.0%	—

Total other income (expense)	2.3%	0.0%	-0.9%	-3.1%

Income (loss) before provision for income taxes	11.0%	-1.0%	2.8%	-4.7%
Income tax (benefit) expense	0.1%	0.0%	-7.0%	0.1%

Net income (loss)	10.9%	-1.0%	9.8%	-4.8%

Share-based compensation expense included in costs and expenses:
Cost of services	0.3%	0.1%	0.2%	0.2%
Sales and marketing	0.4%	0.3%	0.4%	0.3%
Technology and development	0.7%	0.4%	0.6%	0.4%
General and administrative	0.9%	0.8%	0.8%	0.8%

Total cost related to share-based compensation expense	2.3%	1.6%	2.0%	1.7%

Comparison of the Three- and Nine-Month Periods Ended September 30, 2012 and 2011

Total Revenue

	For the Three Months			For the Nine Months
	Ended September 30,		%	Ended September 30,		%
	2012	2011	Change	2012	2011	Change
Revenue:
Consumer revenue	$65,579	$49,998	31%	$183,903	$140,994	30%
Enterprise revenue	6,538	—	NM	13,709	—	NM

Total revenue	$72,117	$49,998	44%	$197,612	$140,994	40%

Consumer revenue for the three-month period ended September 30, 2012 was $65.6 million, an increase of $15.6 million, or 31.2%, over consumer revenue for the three-month period ended September 30, 2011. Consumer revenue for the nine-month period ended September 30, 2012 was $183.9 million, an increase of $42.9 million, or 30.4%, over consumer revenue for the nine-month period ended September 30, 2011. The increase in our consumer revenue related primarily to an increase in the number of our members, which grew from 1.97 million as of September 30, 2011 to 2.38 million as of September 30, 2012, an increase of 21%. We believe this increase is the result of our continued product development and enhancements and our advertising and marketing campaigns designed to increase the overall awareness of our services and identity theft.

Our consumer revenue for the three- and nine-month periods ended September 30, 2012 was positively impacted by the early success of our premium LifeLock Ultimate service. The Ultimate service was released in December 2011 and has a retail list price that is 67% higher than our LifeLock Command Center service and 150% higher than our basic LifeLock identity theft protection service. The increased penetration of our premium services assisted in increasing our monthly average revenue per member 8% to $9.39 for the three-month period ended September 30, 2012 from the same period in the prior year and 9% to $9.18 for the nine-month period ended September 30, 2012 from the same period in the prior year.

Enterprise revenue for the three- and nine-month periods ended September 30, 2012 was $6.5 million and $13.7 million, respectively. We acquired ID Analytics on March 14, 2012 and, accordingly, our enterprise revenue for the three- and nine-month periods ended September 30, 2012 only includes the revenue contributed by ID Analytics since that date.

Cost of Services and Gross Profit

	For the Three Months			For the Nine Months
	Ended September 30,		%	Ended September 30,		%
	2012	2011	Change	2012	2011	Change
Cost of services	$19,762	$15,339	29%	$57,727	$46,479	24%
Percentage of revenue	27.4%	30.7%		29.2%	33.0%

Gross profit	$52,355	$34,659	51%	$139,885	$94,515	48%
Percentage of revenue	72.6%	69.3%		70.8%	67.0%

Gross profit for the three-month period ended September 30, 2012 increased $17.7 million over the same period in the prior year. The increase in our gross profit resulted primarily from increased revenue associated with the growth in the number of our members and increasing monthly average revenue per member. The increase in our gross margin resulted primarily from efficiencies in our member services organization, partially offset by higher fulfillment expenses due to enhancements to our service offerings. Share-based compensation expenses included in cost of services were $0.2 million and $0.1 million for the three-month periods ended September 30, 2012 and 2011, respectively.

Gross profit for the nine-month period ended September 30, 2012 increased $45.4 million over the same period in the prior year. The increase in our gross profit resulted primarily from increased revenue associated with the growth in the number of our members and increasing monthly average revenue per member. The increase in our gross margin resulted primarily from efficiencies in our member services organization, partially offset by higher fulfillment expenses due to enhancements to our service offerings and a settlement related to sales tax in the state of New York, which was accrued for the nine-month period ended September 30, 2011. Share-based compensation expenses included in cost of services were $0.4 million and $0.2 million for the nine-month periods ended September 30, 2012 and 2011, respectively.

Gross profit also increased in both the three- and nine-month periods ended September 30, 2012 due to the acquisition of ID Analytics on March 14, 2012, which added revenue from the enterprise segment at a higher gross margin percentage than from our traditional consumer business.

Sales and Marketing

	For the Three Months			For the Nine Months
	Ended September 30,		%	Ended September 30,		%
	2012	2011	Change	2012	2011	Change
Sales and marketing	$29,926	$26,443	13%	$91,431	$70,192	30%
Percentage of revenue	41.5%	52.9%		46.3%	49.8%

Sales and marketing expenses for the three-month period ended September 30, 2012 increased $3.5 million over the same period in the prior year. Sales and marketing expenses for the nine-month period ended September 30, 2012 increased $21.2 million over the same period in the prior year. The increase in our sales and marketing expenses resulted from increases in our advertising expenses, external sales commissions, and sales and marketing expenses from ID Analytics, primarily consisting of personnel costs, since our March 2012 acquisition. The increase in our sales and marketing expenses reflected our investment to drive new membership growth as well as additional advertising to market our new LifeLock Ultimate service. Share-based compensation expenses included in sales and marketing expenses were $0.3 million and $0.1 million for the three-month periods ended September 30, 2012 and 2011, respectively, and $0.7 million and $0.4 million for the nine-month periods ended September 30, 2012 and 2011, respectively.

Technology and Development

	For the Three Months			For the Nine Months
	Ended September 30,		%	Ended September 30,		%
	2012	2011	Change	2012	2011	Change
Technology and development	$7,943	$4,357	82%	$20,936	$13,367	57%
Percentage of revenue	11.0%	8.7%		10.6%	9.5%

Technology and development expenses for the three-month period ended September 30, 2012 increased $3.6 million over the same period in the prior year. Technology and development expenses for the nine-month period ended September 30, 2012 increased $7.6 million over the same period in the prior year. The increase in our technology and development expenses resulted primarily from increases in our personnel costs, as well as ID Analytics’ technology and development expense, primarily consisting of research and development expenses, since our March 2012 acquisition. Share-based compensation expenses included in technology and development expenses were $0.5 million and $0.2 million for the three-month periods ended September 30, 2012 and 2011, respectively, and $1.2 million and $0.6 million for the nine-month periods ended September 30, 2012 and 2011, respectively.

General and Administrative

	For the Three Months			For the Nine Months
	Ended September 30,		%	Ended September 30,		%
	2012	2011	Change	2012	2011	Change
General and administrative	$6,297	$4,343	45%	$15,834	$13,113	21%
Percentage of revenue	8.7%	8.7%		8.0%	9.3%

General and administrative expenses increased $2.0 million in the three-month period ended September 30, 2012 over the same period in the prior year. The increase in general and administrative expenses consists primarily of the general and administrative expenses from ID Analytics and additional costs associated with the implementation of our public company compliance. These increases were partially offset by a favorable legal settlement of $0.9 million related to an insurance claim for legal costs that we incurred in 2008 and 2009. Share-based compensation expenses included in general and administrative expenses were $0.6 million and $0.4 million for the three-month periods ended September 30, 2012 and 2011, respectively.

General and administrative expenses increased $2.7 million in the nine-month period ended September 30, 2012 over the same period in the prior year. The increase in general and administrative expenses consists primarily of the general and administrative expenses from ID Analytics, additional costs associated with the implementation of our public company compliance and $0.7 million of costs associated with the acquisition of ID Analytics in March 2012. These increases were partially offset by two favorable legal settlements for a total of $3.6 million related to insurance claims for legal costs that we incurred in 2008 and 2009. Share-based compensation expenses included in general and administrative expenses were $1.6 million and $1.1 million for the nine-month periods ended September 30, 2012 and 2011, respectively.

Amortization of Acquired Intangible Assets

	For the Three Months			For the Nine Months
	Ended September 30,		%	Ended September 30,		%
	2012	2011	Change	2012	2011	Change
Amortization of acquired intangible assets	$1,966	$—	NM	$4,291	$—	NM
Percentage of revenue	2.7%	0.0%		2.2%	0.0%

Amortization of acquired intangible assets was $2.0 million and $4.3 million for the three- and nine-month periods ended September 30, 2012, respectively, and resulted from our amortization of the intangible assets of ID Analytics, which we acquired in March 2012.

Other Income (Expense)

	For the Three Months			For the Nine Months
	Ended September 30,		%	Ended September 30,		%
	2012	2011	Change	2012	2011	Change
Other income (expense):
Interest expense	$(854)	$(17)	NM	$(2,139)	$(215)	NM
Interest income	4	—	NM	6	7	-14%
Change in fair value of warrant liabilities	6,058	—	NM	3,117	(4,124)	NM
Change in fair value of embedded derivative	(3,499)	—	NM	(2,785)	—	NM
Other	(1)	—	NM	(3)	—	NM

Total other income (expense)	$1,708	$(17)	NM	$(1,804)	$(4,332)	NM

Other income for the three-month period ended September 30, 2012 was $1.7 million compared with other expense of $17,000 for the three-month period ended September 30, 2011. The increase in our other income resulted primarily from an increase in the unrealized gain on warrant liabilities of $6.1 million, partially offset by an unrealized loss on the preferred stock embedded derivative of $3.5 million and an increase in interest expense of $0.9 million as a result of interest under our new senior credit facility that we entered into in March 2012 in connection with our acquisition of ID Analytics.

Other expense for the nine-month period ended September 30, 2012 was $1.8 million compared with other expense of $4.3 million for the nine-month period ended September 30, 2011. The decrease in our other expense resulted primarily from an unrealized gain on warrant liabilities of $3.1 million, partially offset by an unrealized loss on the preferred stock embedded derivative of $2.8 million and an increase in interest expense of $1.9 million primarily as a result of accrued interest under our new senior credit facility that we entered into in March 2012 in connection with our acquisition of ID Analytics.

Income tax (benefit) expense

	For the Three Months			For the Nine Months
	Ended September 30,		%	Ended September 30,		%
	2012	2011	Change	2012	2011	Change
Income tax (benefit) expense	$63	$14	350%	$(13,834)	$96	NM
Effective tax rate	0.8%	-2.8%		NM	-1.5%

Income tax (benefit) expense for the nine-month period ended September 30, 2012 was a benefit of $13.8 million compared with income tax expense of $0.1 million for the nine-month period ended September 30, 2011. As a result of our acquisition of ID Analytics, we recorded a deferred tax liability related to the book and tax basis difference resulting from our purchase accounting. The increase in our deferred tax liability resulted in a reduction of our valuation allowance for net deferred tax assets, which is recorded as an income tax benefit of $14.3 million. This benefit was offset by a $0.5 million income tax expense that related to federal alternative minimum tax expenses and gross receipts and minimum state income taxes, which are due regardless of whether we have taxable income.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	For the Nine Months
	Ended September 30,
	2012	2011
	(in thousands)
Cash and cash equivalents	$76,662	$21,563

Net cash provided by operating activities	$40,721	$18,241
Net cash used in investing activities	(159,188)	(1,224)
Net cash provided by (used in) financing activities	166,279	(13,035)

Net increase in cash and cash equivalents	$47,812	$3,982

Since our inception, we have financed our operations primarily through private issuances of preferred stock. For the nine months ended September 30, 2012, we generated $40.7 million in operating cash flows and $166.3 million from financing activities primarily through the private issuance of preferred stock and a term loan under our senior credit facility. We used these funds to acquire ID Analytics.

In October 2012, we raised $126.0 million in net proceeds from our IPO. We used a portion of the proceeds generated from our IPO to repay the outstanding balance of our term loan of $62.6 million. In addition, we paid $10.7 million to the former holders of our Series E-1 preferred stock.

Operating Activities

For the nine-month period ended September 30, 2012, operating activities generated $40.7 million in cash as a result of net income of $19.4 million, adjusted by non-cash items such as depreciation and amortization of $7.5 million, share-based compensation of $4.0 million, a deferred income tax benefit of $13.8 million, an unrealized gain on warrant liabilities of $3.1 million, and an unrealized loss of $2.8 million on the preferred stock embedded derivative. An increase in deferred revenue related to the overall growth of our business provided operating cash of $19.4 million and we had an increase in operating cash as a result of changes in other operating assets and liabilities of $4.6 million.

For the nine-month period ended September 30, 2011, operating activities provided cash of $18.2 million as a result of a net loss of $6.6 million, adjusted by non-cash items such as depreciation and amortization of $2.7 million, share-based compensation of $2.4 million, and an unrealized loss on warrant liabilities of $4.1 million. In addition, deferred revenue increased $15.6 million due to the overall growth of our business.

Investing Activities

For the nine-month period ended September 30, 2012, we used $157.4 million of cash to acquire ID Analytics and $3.5 million of cash to acquire property and equipment, primarily related to the establishment of an additional data center for ID Analytics. These were offset by a $1.7 million decrease in restricted cash, resulting from a change in our letters of credit, which are no longer required to be fully funded.

For the nine-month period ended September 30, 2011, we used $1.5 million of cash for the purchase of business software, servers, and network equipment to support our growth, offset by a $0.3 million reduction in restricted cash.

Financing Activities

Our financing activities for the nine-month period ended September 30, 2012 provided net cash of $166.3 million related to proceeds of $102.2 million from the issuance of our Series E and E-2 preferred stock, $4.4 million from the issuance of warrants to acquire Series E and E-2 preferred stock, and $68.0 million in term loan borrowings under our new senior credit facility, net of payments of $5.4 million, offset by payments of $1.5 million for debt issuance costs and $1.5 million of payments related to our IPO that occurred in October 2012.

Our financing activities for the nine-month period ended September 30, 2011 resulted in net cash used of $13.0 million related to payments on our line of credit, $0.1 million in debt issuance costs related to the extension and expansion of our line of credit, and $0.1 million in capital lease payments. These were partially offset by $0.2 million in cash received from stock option exercises.

Debt Obligations

Senior Credit Facility

On February 7, 2012, we entered into a credit agreement (“senior credit facility”), which we amended on March 14, 2012, April 30, 2012, and May 29, 2012. The senior credit facility provides for a $68.0 million term loan and a $2.0 million revolving line of credit. The revolving line of credit also includes a letter of credit subfacility, which, together with outstanding revolving borrowings, may not exceed $2.0 million. The senior credit facility has a maturity date of February 7, 2016. As of September 30, 2012, the outstanding balance of the term loan was $62.6 million and $1.3 million of the revolving line of credit was used for $1.3 million in letters of credit for our facilities.

Borrowings under the senior credit facility bear interest at a per annum rate equal to, at our option, either (a) a base rate equal to the highest of (i) the Federal Funds Rate, plus .50%, (ii) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate,” and (iii) the eurodollar rate for base rate loans, plus 1.00%, plus an applicable rate ranging from 2.75% to 3.75%, or (b) the eurodollar rate for eurodollar rate loans, plus an applicable rate ranging from 3.75% to 4.75%. The initial applicable rate was 3.75% for base rate loans and 4.75% for eurodollar rate loans, subject to adjustment from time to time based upon our achievement of a specified consolidated leverage ratio. As of September 30, 2012, the interest rate was 4.47%.

In addition to paying interest on the outstanding principal under the senior credit facility, we are also required to pay a commitment fee to the administrative agent at a rate per annum equal to the product of (a) 0.50% multiplied by (b) the actual daily amount by which the aggregate revolving commitments exceed the sum of (1) the outstanding amount of revolving borrowings, and (2) the outstanding amount of letter of credit obligations.

We also will pay a letter of credit fee to the administrative agent for the account of each lender in accordance with its applicable percentage of a letter of credit for each letter of credit, which fee will be equal to the applicable rate then in effect, multiplied by the daily maximum amount available to be drawn under the letter of credit. The initial applicable rate for the letter of credit fee was 4.75%, subject to adjustment from time to time based upon our achievement of a specified consolidated leverage ratio.

We have the right to prepay our borrowings under the senior credit facility from time to time in whole or in part, without premium or penalty, subject to the procedures set forth in the senior credit facility.

All of our obligations under the senior credit facility are unconditionally and jointly and severally guaranteed by each of our existing and future, direct or indirect, domestic subsidiaries, subject to certain exceptions. In connection with our acquisition of ID Analytics, ID Analytics became party to the senior credit facility and pursuant to its terms, agreed to guarantee, jointly and severally, our obligations under the senior credit facility. In addition, all of our obligations under the senior credit facility, and the guarantees of those obligations, are secured, subject to permitted liens and certain other exceptions, by a first-priority liens on our and our subsidiaries’ tangible and intangible personal property, including a pledge of all of the capital stock of our subsidiaries.

The senior credit facility requires us to maintain certain financial covenants. In addition, the senior credit facility requires us to maintain all material proprietary databases and software with a third-party escrow agent in accordance with an escrow agreement entered into in connection with the senior credit facility. The senior credit facility also contains certain affirmative and negative covenants limiting, among other things, additional liens and indebtedness, investments and distributions, mergers and acquisitions, liquidations, dissolutions, sales of assets, prepayments and modification of debt instruments, transactions with affiliates, and other matters customarily restricted in such agreements. The senior credit facility also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross defaults to other contractual agreements, events of bankruptcy and insolvency, and a change of control. As of September 30, 2012, we were in compliance with all covenants.

On October 12, 2012, we repaid the amount owing under our term loan.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing activities, nor do we have any interest in entities referred to as variable interest entities.

Contractual Obligations

There were no material changes in our commitments under contractual obligations to those disclosed in the Prospectus, except as noted in “Financing Activities” above.

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

We believe that the assumptions and estimates associated with revenue recognition for payments and other fees, income taxes and share-based compensation have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in the Prospectus.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $76.7 million as of September 30, 2012. Our cash and cash equivalents include cash on hand, cash held with banks, and short-term, highly liquid investments with original maturities of three months or less when acquired. Cash and cash equivalents also include credit and debit card receivables due from financial intermediaries. Our cash and cash equivalents are for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our cash and cash equivalents as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

As described above under “Debt Obligations,” we have a term loan that bears interest at LIBOR plus 3.75% to 4.75% depending on our consolidated leverage ratio. Accordingly, we are exposed to fluctuations in interest rates. Assuming the entire amount of our $68.0 million term loan were outstanding, each hundred basis point change in our effective rate would result in a change in interest expense by $0.7 million annually.

Exchange Rate Sensitivity

We are not subject to exchange rate sensitivity as we bill our customers exclusively in U.S. dollars and have no international operations.

Impact of Inflation

We do not believe that inflation has had a material effect on our business, operating results, or financial condition. If our costs were to become subject to significant inflationary pressures, we might not be able to offset these higher costs fully through price increases. Our inability or failure to do so could harm our business, operating results, or financial condition.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective with the exception of the material weakness related to the earnings per share calculation in the quarter ended March 31, 2012 which we are currently in the process of remediating.

In connection with the filing of our registration statement on Form S-1 for our initial public offering, we identified a material weakness in our internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness related to our calculation of earnings per share for the three months ended March 31, 2012. Our calculation did not account for the participation of our preferred stock with our common stock on an as converted basis. Specifically, holders of our convertible redeemable preferred stock were entitled to receive dividends pro rata based on the pro forma number of shares of our common stock held by each holder, as if all preferred shares were converted to common stock. Accordingly, we should have allocated net income to those series of our preferred stock as part of our calculation of earnings per share. Our failure to allocate this income to those series of preferred stock resulted in a restatement of our basic and diluted earnings per share for the three months ended March 31, 2012. As described in more detail below, we have developed a plan to remediate this material weakness.

Changes in Internal Control Over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q, we developed a plan and began to remediate the material weakness described above. We are implementing a process for documenting and reviewing all of our equity instruments and the effect of those instruments on our calculation of earnings per share. As a public company, we also plan to hire additional accounting personnel. The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight. Although we plan to complete this remediation process as quickly as possible, we cannot at this time estimate how long it will take, and our initiatives may not prove to be successful in remediating this material weakness.

Except as otherwise described herein, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, misstatements, errors, and instances of fraud, if any, within our company have been or will be prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, internal controls may become inadequate as a result of changes in conditions, or through the deterioration of the degree of compliance with policies or procedures.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of our material legal proceedings, see Note 11—“Contingencies” in the Notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

Certain factors may have a material adverse effect on our business, financial condition and results of operations. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occurs, our business, financial condition, results of operations, and future prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business and Industry

We have incurred significant net losses since our inception and may not be able to achieve or maintain profitability on an annual basis in the future.

We have incurred significant net losses since our inception. For the years ended December 31, 2009, 2010, and 2011, we had net losses of $58.7 million, $15.4 million, and $4.3 million, respectively, and had an accumulated deficit of $221.2 million as of September 30, 2012. We cannot predict if we will achieve or maintain annual profitability in the near future or at all. Our recent growth, including our growth in revenue and customer base, may not be sustainable or may decrease, and we may not generate sufficient revenue to achieve or maintain annual profitability. Moreover, we expect to continue to make significant expenditures to maintain and expand our business, operate as a consolidated entity with our newly acquired subsidiary, ID Analytics, and transition to operating as a public company. These increased expenditures will make it more difficult for us to achieve and maintain future annual profitability. Our ability to achieve and maintain annual profitability depends on a number of factors, including our ability to attract and service customers on a profitable basis. If we are unable to achieve or maintain annual profitability, we may not be able to execute our business plan, our prospects may be harmed, and our stock price could be materially and adversely affected.

If the security of confidential information used in connection with our services is breached or otherwise subject to unauthorized access, our reputation and business may be materially harmed.

Our services require us to collect, store, use, and transmit significant amounts of confidential information, including personally identifiable information, credit card information, and other critical data. We employ a range of information technology solutions, controls, procedures, and processes designed to protect the confidentiality, integrity, and availability of our critical assets, including our data and information technology systems. While we engage in a number of measures aimed to protect against security breaches and to minimize problems if a data breach were to occur, our information technology systems and infrastructure may be vulnerable to damage, compromise, disruption, and shutdown due to attacks or breaches by hackers or due to other circumstances, such as employee error or malfeasance or technology malfunction. The occurrence of any of these events, as well as a failure to promptly remedy these events should they occur, could compromise our systems, and the information stored in our systems could be accessed, publicly disclosed, lost, stolen, or damaged. Any such circumstance could adversely affect our ability to attract and maintain customers as well as strategic partnerships, cause us to suffer negative publicity, and subject us to legal claims and liabilities or regulatory penalties. In addition, unauthorized parties might alter information in our databases, which would adversely affect both the reliability of that information and our ability to market and perform our services. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are difficult to recognize and react to effectively and are constantly evolving. We may be unable to anticipate these techniques or to implement adequate preventive or reactive measures. Several recent, highly publicized data security breaches at other companies have heightened consumer awareness of this issue and may embolden individuals or groups to target our systems or those of our strategic partners or enterprise customers.

Security technologies and information, including encryption and authentication technology licensed from third parties, are a key aspect of our security measures designed to secure our critical assets. While we routinely seek to update these technologies and information, advances in computer capabilities, new discoveries in the field of cryptography, or other developments may result in the technology we use becoming obsolete, breached, or compromised and cause us to incur additional expenses associated with upgrading our security systems. In addition, security information provided to us by third parties may be inaccurate, incomplete, or outdated, which could cause us to make misinformed security decisions and could materially and adversely affect our business.

Under payment card rules and our contracts with our card processors, we could be liable to the payment card issuing banks for their cost of issuing new cards and related expenses if there is a breach of payment card information that we store. In addition, if we fail to follow payment card industry security standards, even if there is no compromise of customer information, we could incur significant fines or lose our ability to give customers the option of using payment cards to fund their payments or pay their fees. If we were unable to accept payment cards, our business would be materially harmed.

Many states have enacted laws requiring companies to notify individuals of data security breaches involving their personal data. In the United States, federal and state laws provide for over 45 laws and notification regimes, all of which we are subject to, and additional requirements may be instituted in the future. In the event of a data security breach, these mandatory disclosures often lead to widespread negative publicity. In addition, complying with such numerous and complex regulations in the event of a data security breach is often expensive, difficult, and time consuming, and the failure to comply with these regulations could subject us to regulatory scrutiny and additional liability and harm our reputation.

Any actual or perceived security breach, whether successful or not and whether or not attributable to the failure of our services or our information technology systems, as well as our failure to promptly and appropriately react to a breach, would likely harm our reputation, adversely affect market perception of our services, and cause the loss of customers and strategic partnerships. Our property and business interruption insurance may not be adequate to compensate us for losses or failures that may occur. Our third-party insurance coverage will vary from time to time in both type and amount depending on availability, cost, and our decisions with respect to risk retention.

Our business is highly dependent upon our brand recognition and reputation, and the failure to maintain or enhance our brand recognition or reputation would likely have a material adverse effect on our business.

Our brand recognition and reputation are critical aspects of our business. We believe that maintaining and further enhancing our LifeLock and ID Analytics brands as well as our reputation will be critical to retaining existing customers and attracting new customers. We also believe that the importance of our brand recognition and reputation will continue to increase as competition in our markets continues to develop. Our success in this area will be dependent on a wide range of factors, some of which are out of our control, including the following:

•	the efficacy of our marketing efforts;

•	our ability to retain existing and obtain new customers and strategic partners;

•	the quality and perceived value of our services;

•	actions of our competitors, our strategic partners, and other third parties;

•	positive or negative publicity, including material on the Internet;

•	regulatory and other governmental related developments; and

•	litigation related developments.

Sales and marketing expenses have historically been our largest operating expense, and we anticipate these expenses will continue to increase in the foreseeable future as we continue to seek to grow our business and customer base and enhance our brand. These brand promotion activities may not yield increased revenue and the efficacy of these activities will depend on a number of factors, including our ability to do the following:

•	determine the appropriate creative message and media mix for advertising, marketing, and promotional expenditures;

•	select the right markets, media, and specific media vehicles in which to advertise;

•	identify the most effective and efficient level of spending in each market, media, and specific media vehicle; and

•	effectively manage marketing costs, including creative and media expenses, in order to maintain acceptable customer acquisition costs.

Increases in the pricing of one or more of our marketing and advertising channels could increase our marketing and advertising expenses or cause us to choose less expensive but possibly less effective marketing and advertising channels. If we implement new marketing and advertising strategies, we may utilize marketing and advertising channels with significantly higher costs than our current channels, which in turn could adversely affect our operating results. Implementing new marketing and advertising strategies also would increase the risk of devoting significant capital and other resources to endeavors that do not prove to be cost effective. Further, we may over time become disproportionately reliant on one channel or strategic partner, which could limit our marketing and advertising flexibility and increase our operating expenses. We also may incur marketing and advertising expenses significantly in advance of the time we anticipate recognizing revenue associated with such expenses, and our marketing and advertising expenditures may not generate sufficient levels of brand awareness or result in increased revenue. Even if our marketing and advertising expenses result in increased revenue, the increase might not offset our related expenditures. If we are unable to maintain our marketing and advertising channels on cost-effective terms or replace or supplement existing marketing and advertising channels with similarly or more effective channels, our marketing and advertising expenses could increase substantially, our customer base could be adversely affected, and our business, operating results, financial condition, and reputation could suffer.

Furthermore, negative publicity, whether or not justified, relating to events or activities attributed to us, our employees, our strategic partners, our affiliates, or others associated with any of these parties, may tarnish our reputation and reduce the value of our brands. Damage to our reputation and loss of brand equity may reduce demand for our services and have an adverse effect on our business, operating results, and financial condition. Moreover, any attempts to rebuild our reputation and restore the value of our brands may be costly and time consuming, and such efforts may not ultimately be successful.

We face intense competition, and we may not be able to compete effectively, which could reduce demand for our services and adversely affect our business, growth, reputation, revenue, and market share.

We operate in a highly competitive business environment. Our primary competitors are the credit bureaus that include Experian, Equifax, and TransUnion, as well as others, such as Affinion, Early Warning Systems, Intersections, and LexisNexis. Some of our competitors have substantially greater financial, technical, marketing, distribution, and other resources than we possess and that afford them competitive advantages. As a result, they may be able to devote greater resources to the development, promotion, and sale of services, to deliver competitive services at lower prices or for free, and to introduce new solutions and respond to market developments and customer requirements more quickly than we can. In addition, some of our competitors may have data that we do not have or cannot obtain without difficulty. Any of these factors could reduce our growth, revenue, access to valuable data, or market share.

Our ability to compete successfully in our markets depends on a number of factors, both within and outside our control. Some of these factors include the following:

•	access to a breadth of identity and consumer transaction data;

•	breadth and effectiveness of service offerings, including designing and introducing new services;

•	brand recognition;

•	technology;

•	effectiveness and cost-efficiency of customer acquisition;

•	customer satisfaction;

•	price;

•	quality and reliability of customer service; and

•	accurate identification of appropriate target markets for our business.

Any failure by us to compete successfully in any one of these or similar areas may reduce the demand for our services and the robustness of the LifeLock ecosystem, as well as adversely affect our business, growth, reputation, revenue, and market share. Moreover, new competitors, alliances among our competitors, or new service introductions by our competitors may emerge and potentially adversely affect our business and prospects.

We could lose our access to data sources, which could cause us competitive harm and have a material adverse effect on our business, operating results, and financial condition.

Our services depend extensively upon continued access to and receipt of data from external sources, including data received from customers and fulfillment partners. Our data providers could stop providing data, provide untimely data, or increase the costs for their data for a variety of reasons, including a perception that our systems are insecure as a result of a data security breach, budgetary constraints, a desire to generate additional revenue, or for competitive reasons. In addition, upon the termination of the contracts we have with certain of our enterprise customers, we are required to remove from our repositories the data contributed by and through those customers. We could also become subject to legislative, regulatory, or judicial restrictions or mandates on the collection, disclosure, or use of such data, in particular if such data is not collected by our providers in a way that allows us to legally use the data. If we were to lose access to a substantial number of data sources or certain key data sources or certain data already in the LifeLock ecosystem, or if our access or use were restricted or became less economical or desirable, our ability to provide our services and the efficacy and attractiveness of the LifeLock ecosystem could be negatively affected, and this would adversely affect us from a competitive standpoint. This would also adversely affect our business, operating results, and financial condition. We may not be successful in maintaining our relationships with these external data source providers and may not be able to continue to obtain data from them on acceptable terms or at all. Furthermore, we cannot provide assurance that we will be able to obtain data from alternative or additional sources if our current sources become unavailable.

We may lose customers and significant revenue and fail to attract new customers if our existing services become less desirable or obsolete, or if we fail to develop and introduce new services with broad appeal or fail to do so in a timely or cost-effective manner.

The introduction of new services by competitors, the emergence of new industry standards, or the development of new technologies could render our existing or future services less desirable or obsolete. In addition, professional thieves continue to develop more sophisticated and creative methods to steal personal and financial information as consumers and enterprises today become increasingly interconnected and engage in a large number of daily activities that involve personal or financial information. Consequently, our financial performance and growth depends upon our ability to enhance and improve our existing services, develop and successfully introduce new services that generate customer interest, and sell our services in new markets. As our existing services mature, encouraging customers to purchase enhancements or upgrades becomes more challenging unless new service offerings provide features and functionality that have meaningful incremental value. To achieve market acceptance for our services, we must effectively anticipate and offer services that meet changing customer demands in a timely manner. Customers may require features and capabilities that our current services lack. In addition, any new markets in which we attempt to sell our services, including new industries, countries, or regions, may not be receptive to our service offerings. If we fail to enhance our existing services in a timely and cost-effective manner, successfully develop and introduce new services, or sell our services in new markets, our ability to retain our existing or attract new customers and our ability to create or increase demand for our services could be harmed, which would have an adverse effect on our business, operating results, and financial condition.

We will be required to make significant investments in developing new services. We also will be subject to all of the risks inherent in the development of new services, including unanticipated technical or other development problems, which could result in material delays in the launch and acceptance of the services or significantly increased costs. In some cases, we may expend a significant amount of resources and management attention on service offerings that do not ultimately succeed in their markets. Because new service offerings are inherently risky, they may not be successful and may harm our operating results and financial condition.

The number of people who access services through devices other than personal computers, including mobile phones, smartphones, handheld computers, and tablets, has increased dramatically in recent years. We have limited experience to date in developing services for users of these alternative devices, and versions of our services developed for these devices may not be attractive to customers. As new devices, platforms, and technologies are continually being released, it is difficult to predict the problems we may encounter in developing versions of our services for use with these devices, platforms, and technologies and we may need to devote significant resources to the creation, support, and maintenance of such offerings. If we are slow to develop services and technologies that are compatible with these devices, platforms, and technologies, or if our competitors are able to achieve those results more quickly than us, we will fail to capture a significant share of an increasingly important portion of the market for online services, which could adversely affect our business.

Our revenue and operating results depend significantly on our ability to retain our existing customers, and any decline in our retention rates will harm our future revenue and operating results.

Our revenue and operating results depend significantly on our ability to retain our existing customers. In our consumer business from which we derive a significant majority of our revenue, we sell our services to our members on a monthly or annual subscription basis. Our members may cancel their membership with us at any time without penalty. In our enterprise business, our customers have no obligation to renew their agreements with us after the contractual term expires and approximately half of our direct enterprise customers do not have monthly transaction minimums and, accordingly, may reduce their utilization of our services during the contractual term. We therefore may be unable to retain our existing members and enterprise customers on the same or on more profitable terms, if at all, and may generate lower revenue as a result of less utilization of our services by our enterprise customers. In addition, we may not be able to predict or anticipate accurately future trends in customer retention or enterprise customer utilization, or effectively respond to such trends. Our customer retention rates and enterprise customer utilization may decline or fluctuate due to a variety of factors, including the following:

•	our customers’ levels of satisfaction or dissatisfaction with our services;

•	the quality, breadth, and prices of our services;

•	our general reputation and events impacting that reputation;

•	the services and related pricing offered by our competitors;

•	our customer service and responsiveness to any customer complaints;

•	customer dissatisfaction if they do not receive the full benefit of our services due to their failure to provide all relevant data;

•	customer dissatisfaction with the methods or extent of our remediation services;

•	our guarantee may not meet our customers’ expectations; and

•	changes in our target customers’ spending levels as a result of general economic conditions or other factors.

If we do not retain our existing customers, our revenue may grow more slowly than expected or decline, and our operating results and gross margins will be harmed. In addition, our business and operating results may be harmed if we are unable to increase our retention rates.

We also must continually add new customers both to replace customers who cancel or elect not to renew their agreements with us and to grow our business beyond our current customer base. If we are unable to attract new customers in numbers greater than the percentage of customers who cancel or elect not to renew their agreements with us, which we call “churn,” our customer base will decrease and our business, operating results, and financial condition will be adversely affected. Churn negatively impacts the predictability of our subscription revenue model and the efficacy and attractiveness of the LifeLock ecosystem by decreasing the amount of data being added to our data repositories.

We depend on strategic partners in our consumer business, and our inability to maintain our existing and secure new relationships with strategic partners could harm our revenue and operating results.

We have derived, and intend to continue to derive, a significant portion of our revenue from members who subscribe to our consumer services through one of our strategic partners. In 2011, we derived approximately 45% of our gross new members from our strategic partner distribution channels. These distribution channels involve various risks, including the following:

•	we may be unable to maintain or secure favorable relationships with strategic partners;

•	our strategic partners may not be successful in expanding our membership base;

•	our strategic partners may seek to renegotiate the economic terms of our relationships;

•	our strategic partners may terminate their relationships with us;

•	bad publicity and other issues faced by our strategic partners could negatively impact us; and

•	our strategic partners, some of which already compete with us, may present increased competition for us in the future.

Our inability to maintain our existing and secure new relationships with strategic partners could harm our revenue and operating results.

Many of our key strategic partnerships are governed by agreements that may be terminated without cause and without penalty by our strategic partners upon notice of as few as 30 days. Under many of our agreements with strategic partners, our partners may cease or reduce their marketing of our services at their discretion, which may cause us to lose access to prospective members and significantly reduce our revenue and operating results.

Some of our strategic partners possess significant resources and advanced technical abilities. Some offer services that are competitive with ours and more may do so in the future, either alone or in collaboration with other competitors. Those strategic partners could give a higher priority to competing services or decide not to continue to offer our services at all. If any of our strategic partners discontinue or reduce the sale or marketing of our services, promote competitive services, or, either independently or jointly with others, develop and market services that compete with our services, our business and operating results may be harmed. In addition, some of our strategic partners may experience financial or other difficulties, causing our revenue through those strategic partners to decline, which would adversely affect our operating results.

In order for us to implement our business strategy and grow our revenue, we must effectively manage and expand our relationships with qualified strategic partners. We expend significant time and resources in attracting qualified strategic partners, training those partners in our technology and service offerings, and then maintaining relationships with those partners. In order to continue to develop and expand our distribution channels, we must continue to scale and improve our processes and procedures that support our partnerships. Those processes and procedures could become increasingly complex and difficult to manage. Our competitors also use arrangements with strategic partners, and it could be more difficult for us to maintain and expand our distribution channels if they are more successful in attracting strategic partners or enter into exclusive relationships with strategic partners. If we fail to maintain our existing or secure new relationships with strategic partners, our business will be harmed.

A limited number of enterprise customers provide a significant portion of our enterprise revenue, and our inability to retain these customers or attract new customers could harm our revenue and operating results and the efficacy and attractiveness of the LifeLock ecosystem.

ID Analytics has historically derived, and continues to derive, a significant portion of its revenue from a limited number of enterprise customers. For example, in 2010, 2011, and the nine months ended September 30, 2012, sales derived through ID Analytics’ top ten customers accounted for 77%, 70%, and 67%, respectively, of ID Analytics’ revenue for those periods. In addition, some of these customers provide services that compete with our consumer services and, accordingly, may seek alternative identity risk assessment and fraud protection services in the future. The loss of several of our enterprise customers, or of any of our large enterprise customers, could have a material adverse effect on our revenue and results of operations, as well as the efficacy and attractiveness of the LifeLock ecosystem.

In addition, new customer acquisition in our enterprise business is often a lengthy process requiring significant up-front investment. Accordingly, we may devote substantial resources in an effort to attract new enterprise customers that may not result in customer engagements or lead to an increase in revenue, which could have a material adverse effect on our business.

If we experience system failures or interruptions in our telecommunications or information technology infrastructure, it may impair the availability of our services, our revenue could decrease, and our reputation could be harmed.

Our operations depend upon our ability to protect the telecommunications and information technology systems utilized in our services against damage or system interruptions from natural disasters, technical failures, human error, and other events. We send and receive credit and other data, as well as key communications to and from our members, electronically, and this delivery method is susceptible to damage, delay, or inaccuracy. A portion of our business involves telephonic customer service and online enrollments, which depends upon the data generated from our computer systems. Unanticipated problems with our telecommunications and information technology systems may result in data loss, which could interrupt our operations. Our telecommunications or information technology infrastructure upon which we rely also may be vulnerable to computer viruses, hackers, or other disruptions.

We rely on our network and data center infrastructure and internal technology systems for many of our development, operational, support, sales, accounting, and financial reporting activities, the failure of which could disrupt our business operations and result in a loss of revenue and damage to our reputation.

We rely on our network and data center infrastructure and internal technology systems for many of our development, operational, support, sales, accounting, and financial reporting activities. We routinely invest resources to update and improve these systems and environments with the goal of better meeting the existing, as well as the growing and changing requirements of our customers. If we experience prolonged delays or unforeseen difficulties in updating and upgrading our systems and architecture, we may experience outages and may not be able to deliver certain service offerings and develop new service offerings and enhancements that we need to remain competitive. Such improvements and upgrades often are complex, costly, and time consuming. In addition, such improvements can be challenging to integrate with our existing technology systems or may result in problems with our existing technology systems. Unsuccessful implementation of hardware or software updates and improvements could result in outages, disruption in our business operations, loss of revenue, or damage to our reputation. Our systems and data are hosted by a third-party data center. If the third-party data center experiences any disruptions, outages, or catastrophes, it could disrupt our business and result in a loss of customers, loss of revenue, or damage to our reputation.

Natural or man-made disasters and other similar events may significantly disrupt our and our strategic partners’ or service providers’ businesses, and negatively impact our results of operations and financial condition.

Our enterprise business headquarters and the back-up data center for our enterprise business are located in San Diego, California, which is situated on or near earthquake fault lines. Our primary data center for our enterprise business was relocated from Atlanta, Georgia, to Las Vegas, Nevada in October 2012. In our consumer business, we have data centers in Rancho Cordova, California and Scottsdale, Arizona. Any of our or our strategic partners’ or service providers’ facilities may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, tornadoes, hurricanes, wildfires, floods, nuclear disasters, acts of terrorism or other criminal activities, infectious disease outbreaks, and power outages, which may render it difficult or impossible for us or our strategic partners or service providers to operate our respective businesses for some period of time. Our and our strategic partners’ or service providers’ facilities would likely be costly to repair or replace, and any such efforts would likely require substantial time. Any disruptions in our or our strategic partners’ or service providers’ operations could negatively impact our business and results of operations, and harm our reputation. In addition, we and our strategic partners or service providers may not carry business insurance or may not carry sufficient business insurance to compensate for losses that may occur. Any such losses or damages could have a material adverse effect on our business, results of operations, and financial condition.

Changes in the economy may significantly affect our business, operating results, and financial condition.

Our business may be affected by changes in the economic environment. Our services, particularly our consumer services, are discretionary purchases, and members may reduce or eliminate their discretionary spending on our services during an economic downturn, such as the present economic downturn. Although we have not yet experienced a material increase in membership cancellations or a material reduction in our member retention rate, we may experience such an increase or reduction in the future, especially in the event of a prolonged recessionary period or a worsening of current conditions. In addition, during an economic downturn consumers may experience a decline in their credit, which may result in less demand for our services. Conversely, consumers may spend more time using the Internet during an economic downturn and may have less time for our services in a period of economic growth. In addition, media prices may increase in a period of economic growth, which could significantly increase our marketing and advertising expenses. As a result, our business, operating results, and financial condition may be significantly affected by changes in the economic environment.

Our rapid development and growth in an evolving industry make evaluating our business and future prospects difficult and may increase the risk of an investment in our company.

Our business, prospects, and growth potential must be considered in light of the risks, expenses, delays, difficulties, uncertainties, and other challenges encountered by companies that are rapidly developing and are experiencing rapid growth in evolving industries. We may be unsuccessful in addressing the various challenges we may encounter. Our failure to do so could have a material adverse effect on our business, prospects, reputation, and growth potential as well as the value of an investment in our company.

Despite our historic predictable subscription revenue model, as a result of our rapid development and growth in an evolving industry, it is difficult to accurately forecast our revenue and plan our operating expenses, and we have limited insight into trends that may emerge and affect our business. In the event that our actual results differ from our forecasts or we adjust our forecasts in future periods, our operating results and financial position could be materially and adversely affected and our stock price could decline.

These risks are increased by our recent acquisition of ID Analytics and will be further increased by any acquisitions we may make in the future.

We have identified a material weakness in our internal control over financial reporting, and we cannot provide assurance that additional material weaknesses or significant deficiencies will not occur in the future. If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud, or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

In connection with the filing of the registration statement for our initial public offering, we identified a material weakness in our internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness related to our calculation of earnings per share for the three months ended March 31, 2012. We have developed a plan to remediate this material weakness. We are implementing a process for documenting and reviewing all of our equity instruments and the effect of those instruments on our calculation of earnings per share. As a public company, we also plan to hire additional accounting personnel. The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight. Although we plan to complete this remediation process as quickly as possible, we cannot at this time estimate how long it will take, and our initiatives may not prove to be successful in remediating this material weakness.

We are subject to reporting obligations under Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, that will require us to include a management report on our internal control over financial reporting in our annual report, which will contain management’s assessment of the effectiveness of our internal control over financial reporting. This requirement will first apply to our annual report on Form 10-K for the year ending December 31, 2013. We are in the process of designing, implementing, and testing the internal control over financial reporting required to comply with this obligation. This process is time consuming, costly, and complicated. Our management may conclude that our internal control over financial reporting is not effective.

In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting beginning with our annual report on Form 10-K following the later of the year following our first annual report required by the Securities and Exchange Commission, or the SEC, and the date on which we are no longer an “emerging growth company.” We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated, or reviewed, or if it interprets the relevant requirements differently from us. Material weaknesses may be identified during the audit process or at other times. During the course of the evaluation, documentation, or attestation, we or our independent registered public accounting firm may identify weaknesses and deficiencies that we may not be able to remedy in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with Section 404.

Our reporting obligations as a public company will place a significant strain on our management, operational, and financial resources and systems for the foreseeable future. Prior to becoming a public company, we were a private company with limited accounting personnel and other resources with which to address our internal controls and procedures. If we fail to timely achieve and maintain the adequacy of our internal control over financial reporting, we may not be able to produce reliable financial reports or help prevent fraud. Our failure to achieve and maintain effective internal control over financial reporting could prevent us from filing our periodic reports on a timely basis, which could result in the loss of investor confidence in the reliability of our financial statements, harm our business, and negatively impact the trading price of our common stock.

The failure to manage our growth may damage our brand recognition and reputation and harm our business and operating results.

We have experienced rapid growth in a relatively short period of time. Our revenue grew from $18.9 million in 2007 to $193.9 million in 2011, and our members increased from approximately 30,000 on December 31, 2006 to approximately 2.1 million on December 31, 2011. In addition, our acquisition of ID Analytics in March 2012 increased our revenue, facilities, and number of employees, and we will likely hire additional employees as we transition into a public company. We must successfully manage our growth to achieve our objectives. Our ability to effectively manage any significant growth of our business will depend on a number of factors, including our ability to do the following:

•	introduce new service offerings that are attractive to our customers and enhance our gross margins;

•	develop and pursue cost-effective marketing and advertising campaigns that attract new customers;

•	satisfy existing and attract new customers;

•	hire, train, retain, and motivate additional employees;

•	enhance our operational, financial, and management systems;

•	enhance our intellectual property rights;

•	effectively manage and maintain our corporate culture; and

•	make sound business decisions in light of the scrutiny associated with operating as a public company.

These enhancements and improvements will require significant expenditures and allocation of valuable management and employee resources, and our growth will continue to place a strain on our operational, financial, and management infrastructure. Our future financial performance and our ability to execute on our business plan will depend, in part, on our ability to effectively manage any future growth. There are no guarantees we will be able to do so in an efficient or timely manner, or at all. Our failure to effectively manage growth could have a material adverse effect on our business, reputation, operating results, financial condition, and prospects.

Any future acquisitions that we undertake could disrupt our business, harm our operating results, and dilute stockholder value.

From time to time, we may review opportunities to acquire other businesses or other assets that would expand the breadth of services that we offer, strengthen our distribution channels, enhance our intellectual property and technological know-how, augment the LifeLock ecosystem and our data repositories, or otherwise offer potential growth opportunities. For example, in March 2012, we completed our acquisition of ID Analytics. We may in the future be unable to identify suitable acquisition candidates or to complete the acquisition of candidates that we identify. Increased competition for acquisition candidates or increased asking prices by acquisition candidates may increase purchase prices for acquisitions to levels beyond our financial capability or to levels that would not result in the returns required by our acquisition criteria. Acquisitions also may become more difficult in the future as we or others, including our competitors, acquire the most attractive candidates. Unforeseen expenses, difficulties, and delays that we may encounter in connection with rapid expansion through acquisitions could inhibit our growth and negatively impact our operating results.

Our ability to grow through acquisitions will depend upon various factors, including the following:

•	the availability of suitable acquisition candidates at attractive purchase prices;

•	the ability to compete effectively for available acquisition opportunities;

•	the availability of cash resources, borrowing capacity, or stock at favorable price levels to provide required purchase prices in acquisitions;

•	diversion of management’s attention to acquisition efforts; and

•	the ability to obtain any requisite governmental or other approvals.

As a part of our acquisition strategy, we frequently engage in acquisition discussions. In connection with these discussions, we and potential acquisition candidates often exchange confidential operational and financial information, conduct due diligence inquiries, and consider the structure, terms, and conditions of the potential acquisition. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including, in some cases, management succession and related matters. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated, despite the expenditure of time and resources, which affect our results.

Any borrowings made to finance future acquisitions could make us more vulnerable to a downturn in our operating results, a downturn in economic conditions, or increases in interest rates on borrowings. If our cash flow from operating activities is insufficient to meet our debt service requirements, we could be required to sell additional equity securities, refinance our obligations, or dispose of assets in order to meet our debt service requirements. Adequate financing may not be available if and when we need it or may not be available on terms acceptable to us. The failure to obtain sufficient financing on favorable terms and conditions could have a material adverse effect on our growth prospects and our business, financial condition, and operating results.

If we finance any future acquisitions in whole or in part through the issuance of common stock or securities convertible into or exercisable for common stock, existing stockholders will experience dilution in the voting power of their common stock and earnings per share could be negatively impacted. The extent to which we will be able or willing to use our common stock for acquisitions will depend on the market price of our common stock from time to time and the willingness of potential sellers to accept our common stock as full or partial consideration for the sale of their businesses. Our inability to use our common stock as consideration, to generate cash from operations, or to obtain additional funding through debt or equity financings in order to pursue an acquisition program could materially limit our growth.

Any acquisitions that we undertake could be difficult to integrate, which could disrupt and harm our business.

In order to pursue a successful acquisition strategy, we will need to integrate the operations of any acquired businesses into our operations, including centralizing certain functions and pursuing programs and processes aimed at leveraging our revenue and growth opportunities. The integration of the management, operations, and facilities of acquired businesses with our own could involve difficulties, which could adversely affect our growth rate and operating results.

Our experience in acquiring other businesses is limited. Our only acquisition to date has been the acquisition of ID Analytics in March 2012. We may not realize all of the benefits anticipated with that acquisition and may experience unanticipated detriments as a result of that acquisition. We are still in the process of analyzing, planning, and implementing our integration with ID Analytics, a process that may take months to complete. As with any acquisition, we may be unable to complete effectively an integration of the management, operations, facilities, and accounting and information systems of the acquired business with our own; to manage efficiently the combined operations of the acquired business with our operations; to achieve our operating, growth, and performance goals for the acquired business; to achieve additional revenue as a result of our expanded operations; or to achieve operating efficiencies or otherwise realize cost savings as a result of anticipated acquisition synergies. The integration of acquired businesses, including our acquisition of ID Analytics, involves numerous risks, including the following:

•	integrating the different businesses, operations, locations, and technologies;

•	communicating to customers our perceived benefits of the acquisition and addressing any related concerns they might have;

•	the potential disruption of our core businesses;

•	risks associated with entering markets and businesses in which we have little or no prior experience;

•	diversion of management’s attention from our core businesses;

•	adverse effects on existing business relationships with suppliers and customers;

•	failure to retain key customers, suppliers, or personnel of acquired businesses;

•	adjusting to changes in key personnel post-combination;

•	adjusting to increased governmental regulations;

•	managing the varying intellectual property protection strategies and other activities of the acquired company;

•	the potential strain on our financial and managerial controls and reporting systems and procedures;

•	greater than anticipated costs and expenses related to the integration of the acquired business with our business;

•	potential unknown liabilities associated with the acquired company;

•	challenges inherent in effectively managing an increased number of employees in diverse locations;

•	failure of acquired businesses to achieve expected results;

•	the risk of impairment charges related to potential write-downs of acquired assets in future acquisitions; and

•	difficulty of establishing uniform standards, controls, procedures, policies, and information systems.

We may not succeed in addressing these or other risks or any other problems encountered in connection with the integration of any acquired business. The inability to integrate successfully the operations, technology, and personnel of any acquired business, or any significant delay in achieving integration, could have a material adverse effect on our business, results of operations, reputation, and prospects, and on the market price of our common stock.

We are subject to extensive government regulation, which could impede our ability to market and provide our services and have a material adverse effect on our business.

Our business and the information we use in our business, augmented by our recent acquisition of ID Analytics, is subject to a wide variety of federal, state, and local laws and regulations, including the Fair Credit Reporting Act, the Gramm-Leach-Bliley Act, the FTC Act and comparable state laws that are patterned after the FTC Act, and other laws governing credit information, consumer privacy and marketing, and servicing of consumer products and services. In addition, our business is subject to the FTC Stipulated Final Judgment and Order for Permanent Injunction and Other Equitable Relief, as well as the companion orders with 35 states’ attorneys general that we entered into in March 2010. These laws, regulations, and consent decrees cover, among other things, advertising, automatic subscription renewal, broadband residential Internet access, consumer protection, content, copyrights, credit card processing procedures, data protection, distribution, electronic contracts, member privacy, pricing, sales and other procedures, tariffs, and taxation. In addition, it is unclear how existing laws and regulations governing issues such as property ownership, sales and other taxes, and personal privacy apply to the Internet. We incur significant costs to operate our business and monitor our compliance with these laws, regulations, and consent decrees. Any of these laws and regulations are subject to revision, and we cannot predict the impact of such changes on our business. Any changes to the existing applicable laws or regulations, or any determination that other laws or regulations are applicable to us, could increase our costs or impede our ability to provide our services to our customers, which could have a material adverse effect on our business, operating results, financial condition, and prospects.

In addition, various governmental agencies have the authority to commence investigations and enforcement actions under these laws, regulations, and consent decrees, and private citizens also may bring actions, including class action litigation, under some of these laws and regulations. Responding to such investigations and actions may cause us to incur significant expenses and could divert our management and key personnel from our business operations. Any determination that we have violated any of these laws, regulations, or consent decrees may result in liability for fines, damages, or other penalties or require us to make changes to our services and business practices, and cause us to lose customers, any of which could have a material adverse impact on our business, operating results, financial condition, and prospects.

Marketing laws and regulations may materially limit our ability to offer our services to members.

We market our consumer services through a variety of marketing channels, including mass media, direct mail campaigns, online display advertising, paid search and search-engine optimization, and inbound customer service and account activation calls. These channels are subject to both federal and state laws and regulations. Federal and state laws and regulations may limit our ability to market to new members or offer additional services to existing members, which may have a material adverse effect on our ability to sell our services.

The Dodd-Frank Wall Street Reform and Consumer Protection Act authorizes the newly created Bureau of Consumer Financial Protection to adopt rules and take actions that could have a material adverse effect on our business.

In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted to reform the practices in the financial services industry. Title X of the Dodd-Frank Act established the Bureau of Consumer Financial Protection, or the CFPB, to protect consumers from abusive financial services practices. Among other things, the CFPB has broad authority to write rules affecting the business of credit reporting companies as well as to supervise, conduct examinations of, and enforce compliance as to federal consumer financial protection laws and regulations with respect to certain “non-depository covered persons” determined by the CFPB to be “larger participants” that offer consumer financial products and services.

The CFPB has broad regulatory, supervisory, and enforcement powers and may exercise authority with respect to our services, or the marketing and servicing of those services, by overseeing our financial institution or credit reporting agency customers and suppliers, or by otherwise exercising its supervisory, regulatory, or enforcement authority over consumer financial products and services. On July 20, 2012, the CFPB issued a final rule that became effective on September 30, 2012, that includes certain of our credit reporting agency customers and suppliers that meet the definition of a “larger participant” under the CFPB nonbank supervision program. The CFPB also created a section of its consumer complaint database for credit reporting complaints that became effective on October 22, 2012. Further, we believe that the CFPB has commenced review of certain of our financial institution customers, including their offering of some or all fee-based products. These or other actions by the CFPB could cause our credit agency customers and suppliers and financial institution customers to limit or change their business activities, which could have a material adverse effect on our operating results. It is not certain whether the CFPB has, or will seek to exercise, supervisory or other authority directly over us or our services. Supervision and regulation of us or our enterprise customers by the CFPB could have a material adverse impact on our business and operating results, including the costs to make changes that may be required by us, our enterprise customers, or our strategic partners, and the costs of responding to examinations by the CFPB. In addition, the costs of responding to or defending against any enforcement action that may be brought by the CFPB, and any liability that we may incur, may have a material adverse impact on our business, results of operations, and financial condition. In the future, the CFPB may choose to enact new rules or amend currently existing rules which could further extend the scope of its jurisdiction with respect to our business activities or those of our customers and suppliers.

Changes in legislation or regulations governing consumer privacy may affect our ability to collect, distribute, and use personally identifiable information.

There has been increasing public concern about the use of personally identifiable information. As a result, many federal, state, and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, disclosure, and use of personally identifiable information. In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that apply to us. Because the interpretation and application of privacy and data protection laws are still uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our services. If this is the case, in addition to the possibility of fines, lawsuits, and other claims, we could be required to fundamentally change our business activities and practices or modify our service offerings, which could have a material adverse effect on our business. Any inability to adequately address privacy concerns, even if unfounded, or comply with applicable privacy or data protection laws, regulations, and policies, could result in additional cost and liability to us, damage our reputation, affect our ability to attract new customers and maintain relationships with our existing customers, and adversely affect our business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our enterprise customers and strategic partners may limit the use and adoption of, and reduce the overall demand for, our services. Privacy concerns, whether valid or not, may inhibit market adoption of our services.

Laws requiring the free issuance of credit reports by credit reporting agencies, and other services that must be provided by credit reporting agencies, could impede our ability to obtain new members or retain existing members and could have a material adverse effect on our business.

The Fair Credit Reporting Act provides consumers the ability to receive one free consumer credit report per year from each major consumer credit reporting agency and requires each major consumer credit reporting agency to provide the consumer a credit score along with the consumer’s credit report for a reasonable fee as determined by the FTC. In addition, the Fair Credit Reporting Act and state laws give consumers other rights with respect to the protection of their credit files at the credit reporting agencies. For example, the Fair Credit Reporting Act gives consumers the right to place “fraud alerts” at the credit reporting agencies, and the laws in approximately 40 states give consumers the right to place “freezes” to block access to their credit files. The rights of consumers to obtain free annual credit reports and credit scores from consumer reporting agencies, and to place fraud alerts and credit freezes directly with them, could cause consumers to perceive that the value of our services is reduced or replaced by those benefits, which could have a material adverse effect on our business.

The FTC Stipulated Final Judgment and Order for Permanent Injunction and Other Equitable Relief, as well as the companion orders with 35 states’ attorneys general, imposes on us injunctive provisions that could subject us to additional injunctive and monetary remedies.

In March 2010, we and Todd Davis, our Chairman and Chief Executive Officer, entered into a Stipulated Final Judgment and Order for Permanent Injunction and Other Equitable Relief with the FTC, which we refer to as the FTC Order. The FTC Order was the result of a settlement of the allegations by the FTC that certain of our advertising and marketing practices constituted deceptive acts or practices in violation of the FTC Act, which settlement made no admission as to the allegations related to such practices. The FTC Order imposes on us and Mr. Davis certain injunctive provisions relating to our advertising and marketing of our identity theft protection services, such as enjoining us from making any misrepresentation of “the means, methods, procedures, effects, effectiveness, coverage, or scope of” our identity theft protection services. However, the bulk of the more specific injunctive provisions have no direct impact on the advertising and marketing of our current services because we have made significant changes in the nature of the services we offer to consumers since the investigation by the FTC in 2007 and 2008, including our adoption of new technology that permits us to provide proactive protection against identity theft and identity fraud. The FTC investigation of our advertising and marketing activities occurred during the time that we relied significantly on the receipt of fraud alerts from the credit reporting agencies for our members. The FTC believed that such alerts had inherent limitations in terms of coverage, scope, and timeliness. Many of the allegations in the FTC complaint, which accompanied the FTC Order, related to the inherent limitations of using credit report fraud alerts as the foundation for identity theft protection. Because the injunctive provisions in the FTC Order are tied to these complaint allegations, these injunctive provisions similarly relate significantly to our previous reliance on credit report fraud alerts as reflected in our advertising and marketing claims. The FTC Order also imposes on us and Mr. Davis certain injunctive provisions relating to our data security for members’ personally identifiable information. At the same time, we also entered into companion orders with 35 states’ attorneys general that impose on us similar injunctive provisions as the FTC Order relating to our advertising and marketing of our identity theft protection services.

Our or Mr. Davis’ failure to comply with these injunctive provisions could subject us to additional injunctive and monetary remedies as provided for by federal and state law. In addition, the FTC Order imposes on us and Mr. Davis certain compliance requirements, including the delivery of an annual compliance report. We and Mr. Davis have timely submitted these annual compliance reports, but the FTC has not accepted or approved them to date. If the FTC were to find that we or Mr. Davis have not complied with the requirements in the FTC Order, we could be subject to additional penalties and our business could be negatively impacted.

The FTC Order provided for a consumer redress payment of $11 million, which we made to the FTC for distribution to our members. The FTC Order also provided for an additional consumer redress payment of $24 million, which was suspended based on our then-current financial condition on the basis of financial information we submitted to the FTC. The FTC Order specifies that in the event the FTC were to find that the financial materials submitted by us to the FTC at the time of the FTC Order were not truthful, accurate, and complete, the court order entering the settlement could be re-opened and the suspended judgment in the amount of the additional $24 million would become immediately due in full.

The outcome of litigation or regulatory proceedings could subject us to significant monetary damages, restrict our ability to conduct our business, harm our reputation, and otherwise negatively impact our business.

From time to time, we have been, and in the future may become, subject to litigation, claims, and regulatory proceedings, including class action litigation. We cannot predict the outcome of any actions or proceedings, and the cost of defending such actions or proceedings could be material. Furthermore, defending such actions or proceedings could divert our management and key personnel from our business operations. If we are found liable in any actions or proceedings, we may have to pay substantial damages or change the way we conduct our business, either of which may have a material adverse effect on our business, operating results, financial condition, and prospects. There may also be negative publicity associated with litigation or regulatory proceedings that could harm our reputation or decrease acceptance of our services. Moreover, we utilize contractors and third parties for various services, including certain advertising, which may increase these risks. A former service provider has informed us that she may claim that she was misclassified as an independent contractor, and we may be subject to other claims of this nature from time to time. These claims may be costly to defend and may result in imposition of damages, adverse tax consequences, and harm to our reputation.

We do not believe the nature of any pending legal proceeding will have a material adverse effect on our business, operating results, and financial condition. However, our assessment may change at any time based upon the discovery of facts or circumstances that are presently not known to us. Therefore, there can be no assurance that any pending or future litigation will not have a material adverse effect on our business, reputation, operating results, and financial condition.

We depend on key personnel, and if we fail to retain and attract skilled management and other key personnel, our business may be harmed.

Our success depends to a significant extent upon the continued services of our current management team, including Todd Davis, our Chairman and Chief Executive Officer. The loss of Mr. Davis or one or more of our other key executives or employees could have a material adverse effect on our business. Other than Mr. Davis, we do not maintain “key person” insurance policies on the lives of our executive officers or any of our other employees. We employ all of our executive officers and key employees on an at-will basis, and their employment can be terminated by us or them at any time, for any reason and without notice, subject, in certain cases, to severance payment rights. In order to retain valuable employees, in addition to salary and cash incentives, we provide stock options that vest over time. The value to employees of stock options that vest over time will be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract offers from other companies.

Our success also depends on our ability to attract, retain, and motivate additional skilled management personnel. We plan to continue to expand our work force to continue to enhance our business and operating results. We believe that there is significant competition for qualified personnel with the skills and knowledge that we require. Many of the other companies with which we compete for qualified personnel have greater financial and other resources than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than those which we have to offer. If we are not able to attract and retain the necessary qualified personnel to accomplish our business objectives, we may experience constraints that will impede significantly the achievement of our business objectives and our ability to pursue our business strategy. New hires require significant training and, in most cases, take significant time before they achieve full productivity. New employees may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. If our recruiting, training, and retention efforts are not successful or do not generate a corresponding increase in revenue, our business will be harmed.

A failure of the insurance companies that underwrite the identity theft insurance provided as part of our consumer services, or refusal by those insurance companies to provide the expected insurance, could harm our business.

Our consumer services include identity theft insurance for our members that provides coverage for certain out-of-pocket expenses to our members, such as loss of income, replacement of fraudulent withdrawals, child and elderly care, travel expenses, and replacement of documents. This identity theft insurance also backs our $1 million service guarantee. Any failure or refusal of our insurance providers to provide the expected insurance could damage our reputation, cause us to lose members, expose us to liability claims by our members, negatively impact our sales and marketing efforts, and have a material adverse effect on our business, operating results, and financial condition.

Events such as a security breach at a large organization that compromise a significant number of our members’ personally identifiable information could result in a large number of identity-related events that in turn could severely strain our operations and have a negative impact on our business.

Events such as a security breach at a large organization (including major financial institutions, retailers, and Internet service providers) could compromise the personally identifiable information of a significant number of our members. Any such event could in turn result in a large number of identity-related events that we must address, placing severe strain on our operations. Any failure in our ability to appropriately and timely process and address a large number of identity-related events taking place at the same time could result in a loss of members, harm to our reputation, and other damage to our business. Moreover, any related remediation services we provide may not meet member expectations and further exacerbate these risks. Furthermore, if these events result in significant claims made under our identity theft insurance, this could negatively impact our insurance premiums and our ability to continue to provide what we refer to as our guarantee on a cost-effective basis, or at all.

We may require significant capital to fund our business, and our inability to generate and obtain such capital could harm our business, operating results, financial condition, and prospects.

To fund our expanding business, including the enterprise business that we recently acquired, we must have sufficient working capital to continue to make significant investments in our service offerings, advertising, and other activities. As a result, in addition to the revenue we generate from our business, we may need additional equity or debt financing to provide the funds required for these endeavors. If such financing is not available on satisfactory terms or at all, we may be unable to operate or expand our business in the manner and at the rate desired. Debt financing increases expenses, may contain covenants that restrict the operation of our business, and must be repaid regardless of operating results. Equity financing, or debt financing that is convertible into equity, could result in additional dilution to our existing stockholders, and any new securities we issue could have rights, preferences, and privileges superior to those associated with our common stock.

In addition, the current global financial crisis, which has included, among other things, significant reductions in available capital and liquidity from banks and other providers of credit and substantial reductions or fluctuations in equity and currency values worldwide, may make it difficult for us to raise additional capital or obtain additional credit, when needed, on acceptable terms or at all.

Our inability to generate or obtain the financial resources needed to fund our business and growth strategies may require us to delay, scale back, or eliminate some or all of our operations or the expansion of our business, which may have a material adverse effect on our business, operating results, financial condition, and prospects.

If we are unable to protect our intellectual property, including our LifeLock brand, the value of our brand and other intangible assets may be diminished, and our business may be adversely affected.

The success of our business depends in part on our ability to protect our intellectual property and the LifeLock brand. We rely on a combination of federal, state, and common law trademark, patent, and trade secret laws, confidentiality procedures, and contractual provisions to protect our intellectual property. However, these measures afford only limited protection and might be challenged, invalidated, or circumvented by third parties. The measures we take to protect our intellectual property may not be sufficient or effective, and in some instances we have not undertaken comprehensive searches with respect to certain of our intellectual property. We have limited protections in countries outside the United States, such as registrations for key trademarks. Moreover, our competitors may independently develop similar intellectual property.

While we generally obtain non-disclosure agreements from each of our employees and independent contractors, there are former independent contractors from whom we have not obtained these agreements. Therefore, these former independent contractors may inappropriately disclose our confidential information or use that confidential information illegally, which could subject us to liability to third parties.

We currently have a number of issued and pending patents and trademarks, many of which were recently procured in connection with our acquisition of ID Analytics. We cannot assure you that any patents will issue from our currently pending patent applications in a manner that gives us the protection that we seek, if at all, or that any future patents issued to us will not be challenged, invalidated, or circumvented. Any patents that may issue in the future from pending or future patent applications may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers. We also cannot assure you that any future trademark or service mark registrations will be issued from pending or future applications or that any registered trademarks or service marks will be enforceable or provide adequate protection of our proprietary rights.

We may find it necessary to take legal action in the future to enforce or protect our intellectual property rights, and such action may be expensive and time consuming. In addition, we may be unable to obtain a favorable outcome in any such intellectual property litigation.

Our services may infringe the intellectual property rights of others, which may cause us to pay unexpected litigation costs or damages or prevent us from selling our services.

From time to time, third parties may claim that our services infringe or otherwise violate their intellectual property rights. We may be subject to legal proceedings and claims, including claims of alleged infringement by us of the intellectual property rights of third parties. Any dispute or litigation regarding intellectual property could be expensive and time consuming, regardless of the merits of any claim, and could divert our management and key personnel from our business operations.

If we were to discover or be notified that our services potentially infringe or otherwise violate the intellectual property rights of others, we may need to obtain licenses from these parties in order to avoid infringement. We may not be able to obtain the necessary licenses on acceptable terms, or at all, and any such license may substantially restrict our use of the intellectual property. Moreover, if we are sued for infringement and lose the lawsuit, we could be required to pay substantial damages or be enjoined from offering the infringing services. Our intellectual property portfolio may not be useful in asserting a counterclaim, or negotiating a license, in response to a claim of intellectual property infringement. Any of the foregoing could cause us to incur significant costs and prevent us from selling our services.

Our business depends on our ability to utilize intellectual property, technology, and content owned by third parties, the loss of which would harm our business.

Our services utilize intellectual property, technology, and content owned by third parties. From time to time, we may be required to renegotiate with these third parties or negotiate with other third parties to include or continue using their intellectual property, technology, or content in our existing service offerings, in new versions of our service offerings, or in new services that we offer. We may not be able to obtain the necessary rights from these third parties on commercially reasonable terms, or at all, and the third-party intellectual property, technology, and content we use or desire to use may not be appropriately supported, maintained, or enhanced by the third parties. If we are unable to obtain the rights necessary to use or continue to use third-party intellectual property, technology, and content in our services, or if those third parties are unable to support, maintain, and enhance their intellectual property, technology, and content, we could experience increased costs or delays or reductions in our service offerings, which in turn may harm our financial condition, damage our brand, and result in the loss of customers.

We are attempting to build our intellectual property portfolio internally and through acquisitions, such as our recent acquisition of ID Analytics. We may be required to incur substantial expenses to do so, and our efforts may not be successful.

Our use of “open source” software could negatively affect our ability to sell our services and subject us to possible litigation.

Software code that is freely shared in the software development community is referred to as open source code, and software applications built from open source code are referred to as open source software. A portion of the technologies licensed by us incorporates such open source software, and we may incorporate open source software in the future. Such open source software is generally licensed by its authors or other third parties under open source licenses. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Some open source licenses, such as the GNU General Public License, require that source code subject to the license be disclosed to third parties that have a right to modify and redistribute that source code and any software derived from it. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar services and platforms with lower development effort and time and ultimately could reduce or eliminate our ability to commercialize or profit from our services.

Although we have established internal review and approval processes to avoid subjecting our technologies to conditions we do not intend, we cannot be certain that all open source software is submitted for approval prior to use in our services. The terms of many open source licenses have not been interpreted by the U.S. courts, and there is a risk that these licenses could be construed in a way that imposes unanticipated conditions or restrictions on our ability to commercialize our services. In this event, we could be required to seek licenses from third parties to continue offering our services, to make generally available, in source code form, our proprietary code, or to discontinue the sale of our services, any of which could adversely affect our business, operating results, and financial condition.

Our operating results are likely to vary significantly and be unpredictable, which could cause the trading price of our stock to decline, make period-to-period comparisons less meaningful, and make our future results difficult to predict.

We may experience significant fluctuations in our revenue, expenses, and operating results in future periods. Our operating results may fluctuate in the future as a result of a number of factors, many of which are beyond our control. These fluctuations may result in declines in our stock price. Moreover, these fluctuations may make comparing our operating results on a period-to-period basis less meaningful and make our future results difficult to predict. You should not rely on our past results as an indication of our future performance. In addition, if revenue levels do not meet our expectations, our operating results and ability to execute on our business plan are likely to be harmed. In addition to the other factors listed in this “Risk Factors” section, factors that could affect our operating results include the following:

•	our ability to expand our customer base and the market for our services;

•	our ability to generate revenue from existing customers;

•	our ability to establish and maintain relationships with strategic partners;

•	our expense and capital expenditure levels;

•	service introductions or enhancements and market acceptance of new services by us and our competitors;

•	pricing and availability of competitive services;

•	our ability to address competitive factors successfully;

•	changes in the competitive landscape as a result of mergers, acquisitions, or strategic alliances that could allow our competitors to gain market share, or the emergence of new competitors;

•	changes or anticipated changes in economic conditions; and

•	changes in legislation and regulatory requirements related to our business.

Due to these and other factors, our financial results for any quarterly or annual period may not meet our expectations or the expectations of investors or analysts that follow our stock and may not be meaningful indications of our future performance.

Because we recognize revenue in our consumer business from our members over the term of their subscription periods, fluctuations in sales or retention may not be immediately reflected in our operating results.

We recognize revenue in our consumer business from our members ratably over the term of their subscription periods. As a result, a large portion of the revenue we recognize in any period is deferred revenue from memberships purchased during previous periods. Consequently, a decline in new members or a decrease in member retention in any particular period will not necessarily be fully reflected in the consumer revenue in that period and will negatively affect our revenue in future periods. In addition, we may be unable to adjust our cost structure to reflect this reduced revenue. Accordingly, the effect of significant fluctuations in new members or member retention and market acceptance of our services may not be fully reflected in our operating results until future periods. Our subscription model also makes it difficult for us rapidly to increase our revenue through additional sales in any period, as revenue from new members is recognized ratably over the applicable subscription periods.

Our revenue may be adversely affected if we are required to collect sales taxes in additional jurisdictions or collect other taxes for our services.

We collect or have imposed upon us sales or other taxes related to the services we sell in certain states and other jurisdictions. In May 2012, we entered into a settlement agreement with the New York State Department of Taxation and Finance regarding our collection of sales tax in the state of New York. We recently began collecting sales tax in the state of New York related to the sale of our consumer services, and also recently began collecting sales tax in specific states related to our credit monitoring services. Additional states or one or more countries or other jurisdictions may seek to impose sales or other tax collection obligations on us in the future. A successful assertion by any state, country, or other jurisdiction that we should be collecting sales or other taxes on the sale of our services could, among other things, increase the cost of our services, create significant administrative burdens for us, result in substantial tax liabilities for past sales, discourage current members and other consumers from purchasing our services, or otherwise substantially harm our business and operating results.

Increases in credit card processing fees would increase our operating expenses and adversely affect our operating results, and the termination of our relationship with any major credit card company would have a severe, negative impact on our business.

A substantial majority of our members pay for our services using credit cards. From time to time, the major credit card companies or the issuing banks may increase the fees that they charge for each transaction using their cards. An increase in those fees would require us to either increase the prices we charge for our services or suffer a negative impact on our margins, either of which could adversely affect our business, operating results, and financial condition.

In addition, our credit card fees may be increased by credit card companies if our chargeback rate, or the rate of payment refunds, exceeds certain minimum thresholds. If we are unable to maintain our chargeback rate at acceptable levels, our credit card fees for chargeback transactions, or for all credit card transactions, may be increased, and, if the problem significantly worsens, credit card companies may further increase our fees or terminate their relationship with us. In addition, changes in billing systems in the future could increase the per transaction cost that we pay. Any increases in our credit card fees could adversely affect our operating results, particularly if we elect not to raise the retail list price for our consumer services to offset the increase. The termination of our ability to process payments on any major credit card would significantly impair our business.

Our indebtedness could adversely affect our business and limit our ability to expand our business or respond to changes, and we may be unable to generate sufficient cash flow to satisfy our debt service obligations.

As of September 30, 2012, we had indebtedness of $62.6 million, which we fully repaid in October 2012. We may incur additional indebtedness in the future, including any additional borrowings available under our senior credit facility with Bank of America. Any substantial indebtedness and the fact that a substantial portion of our cash flow from operating activities could be needed to make payments on this indebtedness could have adverse consequences, including the following:

•	reducing the availability of our cash flow for our operations, capital expenditures, future business opportunities, and other purposes;

•

limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate, which would place us at a competitive disadvantage compared to our competitors that may have less debt;

•	limiting our ability to borrow additional funds;

•	increasing our vulnerability to general adverse economic and industry conditions; and

•	failing to comply with the covenants in our debt agreements could result in all of our indebtedness becoming immediately due and payable.

Our ability to borrow any funds needed to operate and expand our business will depend in part on our ability to generate cash. Our ability to generate cash is subject to the performance of our business as well as general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. If our business does not generate sufficient cash flow from operating activities or if future borrowings are not available to us under our senior credit facility or otherwise in amounts sufficient to enable us to fund our liquidity needs, our operating results, financial condition, and ability to expand our business may be adversely affected. Moreover, our inability to make scheduled payments on our debt obligations in the future would require us to refinance all or a portion of our indebtedness on or before maturity, sell assets, delay capital expenditures, or seek additional equity.

Covenants in our senior credit facility impose, and any future debt arrangements may impose, significant operating and financial restrictions that may adversely affect our business and ability to operate our business.

The agreement governing our senior credit facility with Bank of America contains covenants that limit various actions that we may take, including the following:

•	incurring additional indebtedness;

•	granting additional liens;

•	making certain investments and distributions;

•	merging, dissolving, liquidating, consolidating, or disposing of all or substantially all of our assets;

•	prepaying and modifying debt instruments; and

•	entering into transactions with affiliates.

These restrictions could limit our ability to finance our future operations or capital needs, make acquisitions, or pursue available business opportunities. Our senior credit facility also requires us to maintain specified financial ratios and satisfy financial condition tests at the end of each fiscal quarter. Our ability to meet these financial ratios and tests can be affected by events beyond our control, and we may not meet those tests. We may be required to take action to reduce our indebtedness or to act in a manner contrary to our business objectives to meet these ratios and satisfy these covenants. We could also incur additional indebtedness in the future having even more restrictive covenants.

Failure to comply with any of the covenants under our senior credit facility, or any other indebtedness we may incur, could result in a default under such agreements, which could result in an acceleration of the timing of payments on all of our outstanding indebtedness and other negative consequences. In addition, since our senior credit facility with Bank of America is secured by substantially all of our assets, a default under that facility could result in Bank of America exercising its lien on substantially all of our assets. Any of these events could have a material adverse effect on our business, operating results, and financial condition.

We will incur increased costs as a result of being a public company, and our management will be required to devote substantial time to new compliance matters.

We will incur significant legal, accounting, and other expenses as a public company, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act, the Dodd-Frank Act, and the listing requirements of the stock exchange on which our securities are listed. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements. Moreover, despite recent reforms made possible by the JOBS Act, the reporting requirements, rules, and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly, particularly after we are no longer an “emerging growth company.” Any changes that we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all.

We also expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These factors could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, particularly to serve on our audit and compensation committees, or as executive officers.

Our ability to use our net operating loss carry-forwards and certain other tax attributes may be limited, which could potentially result in increased tax liabilities to us in the future.

As of December 31, 2011, we had $141.6 million of federal and $153.2 million of state net operating loss carry-forwards. As of December 31, 2011, ID Analytics had $23.5 million of federal and $26.5 million of state net operating loss carry-forwards. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three year period), the corporation’s ability to use its pre-change net operating loss carry-forwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. At this time, we have not performed an analysis under Section 382 of the Internal Revenue Code to determine if an ownership change has occurred. However, with our initial public offering and other transactions that have occurred over the past three years, we may trigger or have already triggered an “ownership change” limitation. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry-forwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

Risks Related to Ownership of Our Common Stock

Our stock price has been and will likely continue to be volatile, and the value of an investment in our common stock may decline.

The trading price of our common stock has been and is likely to continue to be volatile. In addition to the risk factors described in this section and elsewhere in this Quarterly Report on Form 10-Q, factors that may cause the price of our common stock to fluctuate include, but are not limited to, the following:

•	actual or anticipated fluctuations in our quarterly or annual financial results;

•	the financial guidance we may provide to the public, any changes in such guidance, or our failure to meet such guidance;

•

the failure of industry or securities analysts to maintain coverage of our company, changes in financial estimates by any industry or securities analysts that follow our company, or our failure to meet such estimates;

•	various market factors or perceived market factors, including rumors, whether or not correct, involving us, our customers, our strategic partners, or our competitors;

•	sales, or anticipated sales, of large blocks of our stock;

•	short selling of our common stock by investors;

•	additions or departures of key personnel;

•	announcements of technological innovations by us or by our competitors;

•	introductions of new services or new pricing policies by us or by our competitors;

•	regulatory or political developments;

•	litigation and governmental or regulatory investigations;

•	acquisitions or strategic alliances by us or by our competitors; and

•	general economic, political, and financial market conditions or events.

Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the price or liquidity of our common stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit against us, we could incur substantial costs defending the lawsuit or paying for settlements or damages. Such a lawsuit could also divert the time and attention of our management from our business.

Future sales of our common stock in the public market by our existing stockholders, or the perception that such sales might occur, could depress the market price of our common stock.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and even the perception that these sales could occur may depress the market price. As of September 30, 2012, we had approximately 86.3 million shares of common stock outstanding. The holders of approximately 70.8 million shares of common stock have agreed with the underwriters of our initial public offering or otherwise agreed, subject to certain exceptions, not to dispose of or hedge any of their common stock or securities convertible into or exchangeable for shares of common stock during the 180-day period after our initial public offering, except with the prior written consent of the representatives of the underwriters. After the expiration of the lock-up period, these shares may be sold in the public market, subject to prior registration or qualification for an exemption from registration, including, in the case of shares held by affiliates, compliance with the volume restrictions of Rule 144. In addition, shares issued or issuable upon the exercise of options and warrants as of the expiration of the 180-day restricted period will be eligible for sale at that time. Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock.

Stockholders owning approximately 56.8 million shares are entitled, under contracts providing for registration rights, to require us to register our securities owned by them for public sale, subject to the 180-day restricted period described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

Sales of common stock as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

Future sales and issuances of our common stock or rights to purchase common stock by us, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We intend to issue additional securities pursuant to our equity incentive plans and may issue equity or convertible securities in the future. To the extent we do so, our stockholders may experience substantial dilution. We may sell common stock, convertible securities, or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities, or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales and new investors could gain rights superior to our existing stockholders.

We are an “emerging growth company” and as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our common stock may be less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Under Section 107(b) of the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Our directors, executive officers, and principal stockholders have substantial control over us and will be able to exert significant control over matters subject to stockholder approval.

Our directors, executive officers, and holders of more than 5% of our common stock, together with their affiliates, beneficially own or control a majority of our outstanding common stock. As a result, these stockholders, acting together, will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

Anti-takeover provisions could impair a takeover attempt and adversely affect existing stockholders.

Certain provisions of our certificate of incorporation and bylaws and applicable provisions of Delaware law may have the effect of rendering more difficult, delaying, or preventing an acquisition of our company, even when this would be in the best interest of our stockholders.

Our certificate of incorporation and bylaws include provisions that:

•	authorize our board of directors to issue, without further action by the stockholders, up to 10,000,000 shares of undesignated preferred stock;

•	require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;

•

specify that special meetings of our stockholders can be called only by our board of directors, the chairperson of our board of directors, our chief executive officer, or our president (in the absence of a chief executive officer);

•	establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;

•	establish that our board of directors is divided into three classes, Class I, Class II, and Class III, with each class serving three-year staggered terms;

•	prohibit cumulative voting in the election of directors;

•	provide that our directors may be removed only for cause;

•	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum; and

•

require the approval of our board of directors or the holders of a supermajority of our outstanding shares of capital stock to amend our bylaws and certain provisions of our certificate of incorporation.

In addition, we are subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with an interested stockholder for a period of three years following the date on which the stockholder became an interested stockholder, unless such transactions are approved by our board of directors. This provision could have the effect of delaying or preventing a change of control of our company, whether or not it is desired by or beneficial to our stockholders. In addition, other provisions of Delaware law may also discourage, delay, or prevent someone from acquiring us or merging with us.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management. Any provision of our certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they adversely change their recommendations regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that securities or industry analysts may publish about us, our business, our market, or our competitors. If adequate research coverage is not established or maintained on our company or if any of the analysts who may cover us downgrade our stock or publish inaccurate or unfavorable research about our business or provide relatively more favorable recommendations about our competitors, our stock price would likely decline. If any analyst who may cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Since we do not expect to pay any cash dividends for the foreseeable future, our stockholders may be forced to sell their stock in order to obtain a return on their investment.

We have never declared or paid any cash dividends on our capital stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. In addition, our existing senior credit facility with Bank of America restricts our ability to pay cash dividends. We plan to retain any future earnings to finance our operations and growth plans discussed elsewhere in this prospectus. Accordingly, investors must rely on sales of shares of their common stock after price appreciation, which may never occur, as the only way to realize any return on their investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Unregistered Securities

From July 1, 2012 to September 30, 2012, we granted to our directors, officers, employees, and consultants options to purchase an aggregate of 329,000 shares of common stock under our Amended and Restated 2006 Incentive Compensation Plan, or the 2006 Plan, at an exercise price of $8.64 per share.

From July 1, 2012 to September 30, 2012, we issued and sold to our directors, officers, employees, and consultants an aggregate of 20,503 shares of common stock upon the exercise of options granted under the 2006 Plan at exercise prices ranging from $2.71 to $4.50 per share, for an aggregate amount of $63,354.

The offers, sales, and issuances of the securities described in Item 2(a) were deemed to be exempt from registration under the Securities Act under Rule 701 promulgated under the Securities Act as offers and sale of securities pursuant to certain compensatory benefit plans and contracts relating to compensation in compliance with Rule 701.

(b) Use of Proceeds from Public Offering of Common Stock

On October 9, 2012, we completed our initial public offering of an aggregate of 15,700,000 shares of our common stock. The offer and sale of all of the shares in our initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-183598), which was declared effective by the SEC on October 2, 2012. Since our initial public offering occurred after the end of the period covered by this Quarterly Report on Form 10-Q, we will provide the information required by Item 701(f) of Regulation S-K in our Annual Report on Form 10-K for our fiscal year ending December 31, 2012.

ITEM 6. EXHIBITS.

3.1	Seventh Amended and Restated Certificate of Incorporation of LifeLock, Inc.(1)

3.2	Amended and Restated Bylaws of LifeLock, Inc.(2)

10.1†	Form of Indemnification Agreement by and between LifeLock, Inc. and each of its directors and executive officers(3)

10.2†	Second Amended and Restated Employment Agreement, dated as of September 14, 2012, between LifeLock, Inc. and Todd Davis(4)

10.3†	Second Amended and Restated Employment Agreement, dated as of September 14, 2012, between LifeLock, Inc. and Chris Power(5)

10.4†	Second Amended and Restated Employment Agreement, dated as of September 14, 2012, between LifeLock, Inc. and Clarissa Cerda(6)

10.5†	Second Amended and Restated Employment Agreement, dated as of September 14, 2012, between LifeLock, Inc. and Marvin Davis(7)

10.6†	Second Amended and Restated Employment Agreement, dated as of September 14, 2012, between LifeLock, Inc. and Srinivasagopalan (Prakash) Ramamurthy(8)

10.14	Series E and Series E-2 Preferred Stock and Warrant Purchase Agreement, dated as of February 7, 2012, by and among LifeLock, Inc. and each of the purchasers named therein(9)

10.14A	Amendment and Consent, dated as of August 28, 2012, by and among LifeLock, Inc. and each of the purchasers named therein(10)

10.15†	Employment Agreement, dated as of September 14, 2012, between LifeLock, Inc. and Hilary A. Schneider(11)

10.16†	2012 Incentive Compensation Plan(12)

10.17†	Form of Stock Option Agreement and Restricted Stock Unit Agreement under 2012 Incentive Compensation Plan(13)

10.18†	2012 Employee Stock Purchase Plan(14)

10.19†	2012 Performance Bonus Plan(15)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.
(1)	Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2012, and incorporated herein by reference.
(2)	Filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2012, and incorporated herein by reference.
(3)	Filed as Exhibit 10.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 19, 2012, and incorporated herein by reference.

(4)	Filed as Exhibit 10.2 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 14, 2012, and incorporated herein by reference.
(5)	Filed as Exhibit 10.3 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 14, 2012, and incorporated herein by reference.
(6)	Filed as Exhibit 10.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 14, 2012, and incorporated herein by reference.
(7)	Filed as Exhibit 10.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 14, 2012, and incorporated herein by reference.
(8)	Filed as Exhibit 10.6 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 14, 2012, and incorporated herein by reference.
(9)	Filed as Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 28, 2012, and incorporated herein by reference.
(10)	Filed as Exhibit 10.14A to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 28, 2012, and incorporated herein by reference.
(11)	Filed as Exhibit 10.15 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 14, 2012, and incorporated herein by reference.
(12)	Filed as Exhibit 10.16 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 14, 2012, and incorporated herein by reference.
(13)	Filed as Exhibit 10.17 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 14, 2012, and incorporated herein by reference.
(14)	Filed as Exhibit 10.18 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 14, 2012, and incorporated herein by reference.
(15)	Filed as Exhibit 10.19 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 14, 2012, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFELOCK INC.

Date: November 9, 2012	By:	/s/ Todd Davis
	Name:	Todd Davis
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2012	By:	/s/ Chris Power
	Name:	Chris Power
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)