Form 10-K
period 2012-12-31
LIFELOCK, INC.
filed 2013-02-26
CIK 1383871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-35671

LifeLock, Inc.

(Exact name of registrant as specified in its charter)

Delaware	56-2508977
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

60 East Rio Salado Parkway, Suite 400

Tempe, Arizona 85281

(Address of principal executive offices and zip code)

(480) 682-5100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public market for the registrant’s common stock. The registrant’s common stock began trading on The New York Stock Exchange on October 3, 2012.

As of February 22, 2013, there were outstanding 86,693,706 shares of the registrant’s common stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2013 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2012.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses, and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section entitled “Risk Factors” included in this Annual Report on Form 10-K. Furthermore, such forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. We qualify all of our forward-looking statements by these cautionary statements. In addition, the industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors including those described in the section entitled “Risk Factors.” These and other factors could cause our results to differ materially from those expressed in this Annual Report on Form 10-K.

Unless otherwise indicated, information contained in this Annual Report on Form 10-K concerning our industry and the markets in which we operate, including our general expectations and market position, market opportunity, and market size, is based on information from various sources, on assumptions that we have made that are based on those data and other similar sources, and on our knowledge of the markets for our services. These data involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions, and estimates of our future performance and the future performance of the industry in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section entitled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. These and other factors could cause results to differ materially from those expressed in the estimates made by third parties and by us.

Unless the context otherwise requires, references in this Annual Report on Form 10-K to the “company,” “LifeLock,” “we,” “us,” and “our” refer to LifeLock, Inc. and, where appropriate, its subsidiaries.

“LifeLock,” our logo, and other trade names, trademarks, and service marks of LifeLock appearing in this Annual Report on Form 10-K are the property of LifeLock. Other trade names, trademarks, and service marks appearing in this Annual Report on Form 10-K are the property of their respective holders.

ii

PART I

Item 1.	BUSINESS

Overview

We are a leading provider of proactive identity theft protection services for consumers and identity risk assessment and fraud protection services for enterprises. We protect our members by constantly monitoring identity-related events, such as new account openings and credit-related applications. If we detect that a member’s personally identifiable information is being used, we offer notifications and alerts, including proactive, near real-time, actionable alerts, that provide our members peace of mind that we are monitoring use of their identity and allow our members to confirm valid or unauthorized identity use. If a member confirms that the use of his or her identity is unauthorized, we can stop the transaction or otherwise rapidly take actions designed to protect the member’s identity. We also provide remediation services to our members in the event that an identity theft actually occurs. We protect our enterprise customers by delivering on-demand identity risk and authentication information about consumers. Our enterprise customers utilize this information in real time to make decisions about opening or modifying accounts and providing products, services, or credit to consumers to reduce financial losses from identity fraud.

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

We offer our consumer services on a monthly or annual subscription basis, with pricing ranging from $10 per month, or $110 per year, for our basic LifeLock identity theft protection service, to $25 per month, or $275 per year, for our premium LifeLock Ultimate service, subject to wholesale pricing and special discounts and promotions that we offer from time to time. As of December 31, 2012, we served approximately 2.5 million paying members. During 2012, our cumulative ending member base grew 20% and our annual member retention rate increased from 82.7% to 87.1%. Our enterprise customers pay us based on their monthly volume of transactions with us. As of December 31, 2012, we served more than 250 enterprise customers, including six of the top ten U.S. financial institutions, three of the top four U.S. wireless service providers, and eight of the top ten U.S. credit card issuers, as ranked based on assets, subscribers, and purchase volume, respectively.

We generated revenue of $276.4 million in 2012, an increase of $82.5 million from $193.9 million in 2011. The increase was driven by $21.8 million in revenue from our enterprise segment since the acquisition of ID Analytics in March 2012 and organic growth in our consumer segment of approximately 31%.

Industry Overview

Identity theft and identity fraud are significant problems for both consumers and enterprises and are becoming more pervasive as transactions and communications become increasingly digital. Identity theft typically occurs when an unauthorized party gains access to an individual’s personally identifiable information, such as the individual’s social security number, name, address, phone number, or date of birth. Identity fraud is the actual misuse of the personally identifiable information for financial gain, including purchasing products or services, making withdrawals, modifying existing accounts, or creating false accounts.

As consumers and enterprises become increasingly interconnected and engage in a large number of daily activities that involve personal or financial information, including e-commerce, online banking, social networking, and electronic sharing and storage of records, the risk of identity theft significantly increases. Even seemingly harmless activities, such as sharing personally identifiable information with merchants, employers, doctors, dentists, schools, banks, or insurance companies, can lead to identity theft, as professional thieves now have more sophisticated and creative methods and a broader variety of places from which to steal personal and financial information. Because the most sensitive personally identifiable information, such as a social security number, does not expire, once compromised, it may continue to be at risk of being used for fraud and may be bought and sold repeatedly by criminals.

Identity theft has been the most reported consumer complaint in the United States for the past 13 years, according to the Federal Trade Commission (the “FTC”). Javelin Strategy & Research estimates that 12.6 million adults in the United States, representing 5.26% of the adult population, were victims of identity fraud in 2012. Javelin Strategy & Research also estimates that the total cost of identity fraud to consumers and enterprises in 2012 was approximately $20.9 billion in the United States.

A number of trends are contributing to an increased rate of identity theft and identity fraud, including the following:

•

Increasing number of data breaches. Enterprises that act as custodians of personally identifiable information are increasingly subject to hacking, data breaches, and loss of mobile devices with stored personal information. According to the Data Breach Investigations Report published by Verizon in April 2012, 174 million records were compromised by data breaches during 2011, leaving millions of consumers exposed to an increased risk of identity theft. Javelin Strategy & Research estimates that one in four consumers who received data breach notifications in 2012 became a victim of identity fraud.

•

Increase in e-commerce and Internet-based transactions. As more banking, e-commerce transactions, and account openings are conducted over the Internet and through mobile devices, consumers and enterprises are becoming more exposed to an increased risk of identity theft. The increasingly simple nature of online transactions and the ease of e-commerce and online banking allow identity thieves from almost anywhere in the world to conduct numerous fraudulent transactions using the same credit or debit card or other personally identifiable information across a large number of enterprises in a short time span.

•

Use of social networks. The emergence of social networking has encouraged consumers to share significant amounts of personally identifiable information online, which exposes them to a greater risk of identity theft. Social networking users often share their birthdays, high school names, e-mail addresses, and other information about themselves or their family members that can be accessed easily by identity thieves and used to answer knowledge-based authentication questions, crack passwords, compromise identity security, or gain access to accounts.

•

Proliferation of mobile devices. The rapid adoption of smartphones, laptops, tablets, and other mobile devices by consumers and enterprises is increasing the risk of identity theft because these devices often contain personally identifiable information, are easy to steal or misplace, and are typically not password protected.

Challenges in Effectively Protecting Against Identity Theft and Identity Fraud

Consumers and enterprises have historically struggled to protect themselves effectively against identity theft and identity fraud. The most commonly used service by consumers is credit monitoring provided by credit bureaus. Credit monitoring services were originally developed to help consumers monitor their credit ratings by tracking changes to their credit profiles, but as identity theft became a larger problem for consumers, the credit bureaus began marketing these services as identity theft protection. However, the credit bureaus have continued

their focus primarily on credit and often sell personal consumer information to third parties. Additionally, some enterprises have attempted to develop their own identity risk assessment capabilities, but these internally developed systems are often based solely on the enterprise’s own records of personal information and customer transactions, sometimes supplemented by credit reports and other third-party information.

We believe that in order to provide the most proactive and comprehensive protection against identity theft and identity fraud, solutions must overcome the following limitations that are common in the market:

•

Reactive response. Credit monitoring services are not proactive and can sometimes take days, weeks, or even a month to alert consumers that their identities have been compromised; however, damage from identity theft may occur either within minutes or hours of the identity theft or sometimes years later.

•

Credit focus. Traditional solutions that rely on credit monitoring or credit reports do not identify non-credit-related fraud, such as bank fraud, tax fraud, phone or utilities fraud, and employment-related fraud. As a result, credit monitoring and credit reports do not assess a complete spectrum of fraud risk.

•

Limited visibility. Traditional solutions lack the visibility into transaction data across multiple industries and a direct linkage to consumers in real time. While enterprises closely track their own customer transaction data, they typically have limited access to transaction data from other enterprises, even transactions that could potentially involve the same personally identifiable information. For consumers, traditional credit monitoring services do not have the capability to proactively alert a consumer that his or her personally identifiable information is being used, authenticate whether such use is fraudulent, and provide that feedback to enterprises.

•

Lack of predictive intelligence. Traditional solutions lack the capability to analyze the connections between consumers, transactions happening across enterprises, and historical fraudulent activities to predict and identify high-risk activities. As a result, traditional solutions cannot accurately predict the likelihood that an identity theft or identity fraud has occurred or may occur.

•

Ineffective remediation. Traditional solutions often do not offer consumers effective remediation services in the event of an identity theft, leaving consumers on their own during the frustrating remediation process. Because identity theft can result in the creation of multiple fraudulent accounts and transactions, the process of notifying relevant parties and restoring a consumer’s identity can be time consuming and sometimes expensive and require expertise to remediate effectively, as stolen personally identifiable information does not expire and can be reused again by identity thieves in the future.

Market Opportunity

We believe that there is a significant, underpenetrated market opportunity for proactive identity theft protection services for consumers and identity risk assessment and fraud protection services for enterprises. Based on our research indicating that two-thirds of U.S. adults are concerned about identity theft, we believe the total addressable market for our consumer identity theft protection services is approximately 148 million adults in the United States alone. We focus our efforts on adults with a household income in excess of $50,000 per year and who are concerned about identity theft, of which we estimate there are approximately 78 million in the United States. Additionally, international markets could provide substantial opportunities for us in the future. We believe the total addressable market for our enterprise identity risk assessment and fraud protection services includes approximately 2.5 billion transactions per year, based on our analysis of industry research, public filings, industry trade publications, and U.S. government studies.

Our Solution

We are a leading provider of proactive identity theft protection services for consumers and identity risk assessment and fraud protection services for enterprises. The foundation of our differentiated services is the

LifeLock ecosystem that combines large and constantly expanding data repositories of personally identifiable information and consumer transactions that we collect from our enterprise customers, members, and third-party fulfillment partners; proprietary predictive analytics; and a highly scalable technology platform that allows us to interact with our customers and to proactively deliver actionable alerts to, and receive feedback from, our members and enterprise customers about potentially suspicious activity. Each day, we collect and analyze millions of data elements impacting personally identifiable information, factor in responses from our customer base to determine risk-based metrics, and enable our customers to proactively protect against identity theft and significantly reduce the risk of identity fraud. The strength of the LifeLock ecosystem, as depicted in the diagram below, and the effectiveness of our services are enhanced with every actionable alert and transaction that we process and every new data element that we acquire.

In our consumer business, we protect our members by proactively monitoring identity-related events, such as new account openings and credit-related applications, that may present a risk of identity theft. If we detect that a member’s personally identifiable information is being used, we send notifications and alerts, including proactive, near real-time, actionable alerts, to the member via text message, phone call, or e-mail through our LifeLock Identity Alert system that allows the member to confirm valid or unauthorized identity use. However, we only issue phone alerts between 9 am and 9 pm in order to be respectful of our members. Phone alerts that would otherwise be sent after 9 pm are sent at 9 am the following morning. If the member confirms that the use of his or her identity is unauthorized, we can stop the transaction or otherwise rapidly take actions designed to protect the member’s identity. Member responses to our alerts provide information that enhance the member’s profile in the LifeLock ecosystem, which helps improve the identity protection we can provide that member in the future. In addition, we notify our members of events or potential threats and exposures related to their personally identifiable information, such as a change of a member’s address or the appearance of a member’s personally identifiable information on a known criminal website or a peer-to-peer network. In the event that an identity theft actually occurs, we utilize our extensive expertise to actively help the member remediate the impact of the identity theft event. This includes our $1 million service guarantee, which is backed by an identity theft insurance policy, under which we will spend up to $1 million to cover certain third-party expenses incurred in connection with the remediation, such as legal and investigatory fees. This insurance also covers certain out-of-pocket expenses to the member, such as loss of income, replacement of fraudulent withdrawals, child and elderly care, travel expenses, and replacement of documents.

In our enterprise business, we deliver on-demand identity risk assessment and authentication information about consumers to our enterprise customers in their daily transaction flows. Our enterprise customers utilize this information in real time to authenticate their customers, assess their risk profile, and enhance the enterprise’s decision making process on which to base account opening, lending, credit, and other risk-based decisions. By integrating our services into their business processes, our enterprise customers can reduce potential financial losses from identity fraud. Information generated from the transaction flow at our enterprise customers is transmitted back to our data repositories, which continually enhances the LifeLock ecosystem and helps strengthen the services we can provide to our customers in the future.

Our Competitive Strengths

We believe that the LifeLock ecosystem enables us to provide the most proactive and comprehensive identity theft and fraud protection services available and provides us with numerous competitive strengths that differentiate us and that are critical to our success, including the following:

•

Breadth and depth of our data repositories. The LifeLock ecosystem includes data repositories that contain over 750 billion identity elements, including personally identifiable information, transaction data, and fraud instances across multiple industries. In addition, our enterprise customers provide us with an average of 45 million new identity elements per day. The LifeLock ecosystem is augmented with data from third-party fulfillment partners and by the feedback from actionable alerts sent to our members through our LifeLock Identity Alert system. We believe that the breadth and depth of our proprietary data, which has been generated over ten years, would be difficult to replicate and creates a substantial barrier to entry.

•

Strong network effects. We believe that the LifeLock ecosystem provides strong network effect benefits to our members and enterprise customers. Transactions that flow through our enterprise business generate actionable alerts for our members. Our members are then able to confirm back to us whether or not they are participating in the identified transactions, which creates a bona fide and deterministic check that enhances the identity information in our data repositories. This feedback loop strengthens our data repositories and creates a network effect that improves the precision and sophistication of our algorithms as we continue to add more customers, acquire more data, process more actionable alerts, and analyze more transactions.

•

Patented and proprietary analytics. The LifeLock ecosystem utilizes our patented and proprietary predictive analytics to evaluate current and past consumer transaction data, analyze connections between personally identifiable information of individuals, and assess the stability and authenticity of an individual’s identity. We leverage our patented analytics to provide our enterprise customers with a sub-second assessment of risks associated with transacting based on identity information presented to them. We believe that our analytical capabilities differentiate the quality and effectiveness of the services we provide and help drive subscriptions by new members and adoption by enterprise customers.

•

Most comprehensive service offerings. The LifeLock ecosystem has enabled us to develop what we believe to be the most proactive and comprehensive identity theft protection, identity risk assessment, and fraud protection services available. The breadth and depth of our data and our predictive analytics coupled with the confirmatory alert feedback from our members provides our enterprise customers with a more effective risk assessment of their customers.

•

Leadership position. We believe that we have the leading brand in the identity theft protection services industry. Ongoing surveys commissioned by us since 2010 indicate that our unaided brand awareness is between two and three times higher than our nearest competitor. We have developed our highly recognized brand through our core value proposition, comprehensive service offerings, marketing strategy, and emphasis on customer service. We believe that our brand awareness, technology, and service offerings contribute to our ability to maintain and grow our leadership position in the identity theft protection, identity risk assessment, and fraud protection services markets.

Our Strategy

Our goal is to be the leading provider of proactive identity theft protection services for consumers and identity risk assessment and fraud protection services for enterprises. The key elements of our strategy to achieve this goal include the following:

•

Extend our leadership position through continued enhancement of our services. The identity theft protection services industry is large and expanding and provides a significant growth opportunity. We intend to grow our business by introducing new services and expanding the services we offer. We believe there are many additional areas in which protection and authentication of personally identifiable information is important, such as password management and protection and tax return fraud protection, and we intend to explore and consider these markets.

•

Expand our data repositories and analytics. We intend to expand our data repositories with valuable and differentiated data from new and existing enterprise customers and continue to supplement our repositories with data from third-party fulfillment partners. As we grow our membership base, we expect an increase in the number of alerts and responses to such alerts flowing through the LifeLock ecosystem to reinforce the breadth and depth of our data and visibility into consumer behavior. We intend to continue to enhance our algorithms to apply more sophisticated analytics to more types of consumer transactions and to detect potential identity theft attempts more effectively and proactively.

•

Grow our customer base. We intend to leverage our marketing campaigns and existing and new strategic partners as well as the relationships with our enterprise customers to grow our membership base. We believe that continued investments in consumer marketing will allow us to enhance our premium brand and product superiority message, increase awareness of the need for our consumer services, and enhance our ability to efficiently acquire new members. We also intend to leverage the effectiveness of the LifeLock ecosystem to demonstrate to potential new enterprise customers the benefits of becoming part of our ecosystem with the goal of expanding our enterprise customer base.

•

Continue our focus on customer retention. We plan to invest in increasing member retention by optimizing and expanding the number of value-added, proactive alerts we send to our members to provide them peace of mind and convenience and to demonstrate the value of our services. For our enterprise customers, we plan to invest in making our services easy to integrate into their business processes and expanding the types of risk assessment services we provide to our enterprise customers.

•

Increase sales to existing customers. We believe the strong customer satisfaction we maintain with our members provides us with the opportunity to provide new services to them. We also believe a substantial opportunity exists to increase the penetration of our premium- level consumer services. Over time, we plan to add additional service offerings for our members to further drive monetization. In our enterprise business, we believe we have the opportunity to attain deeper penetration of our existing customers’ organizations by expanding across various departments and new lines of business within enterprises that already use our service and by adding new services.

The LifeLock Ecosystem

The core of our solution is the LifeLock ecosystem, which enables us to offer a proactive and comprehensive approach to identity theft protection, identity risk assessment, and fraud protection. In addition to our extensive network of members, enterprise customers, and third-party fulfillment partners, the key components of our ecosystem include the following:

Proprietary Data Repositories

Our data repositories contain over 750 billion identity elements, including personally identifiable information, transaction data, and fraud instances across multiple industries. This data has been collected over many years and is continually enhanced by new data provided by our enterprise customers. Our enterprise customers provide us with an average of 45 million new identity elements per day. The LifeLock ecosystem is further enhanced by data we source from third-party fulfillment partners and by the feedback from actionable alerts sent to our members through our LifeLock Identity Alert system. More importantly, our data repositories contain contextual information on how, where, and when these identity elements were used.

Our data repositories include the aggregation of relevant data on consumer transactions and behavior that expands over time as consumers engage in ongoing transactions, which enables us to identify potentially suspicious behavior in real time related to new transactions. For example, the repositories keep track of a consumer’s history of credit card applications, wireless accounts, mortgage applications, and other transactions, and this information can be used to determine customer stability over time and to assess risk. Additionally, the repositories enable analysis of the interconnectedness of individuals. For example, if an individual has the same address as five different individuals, or shares a cell phone with ten other people, the repositories keep track of this information for further risk analysis.

In our enterprise business, the personally identifiable information in our data repositories is not shared with our enterprise customers except under certain circumstances with specific services as permitted under the Fair Credit Reporting Act (“FCRA”) and the Gramm-Leach-Bliley Act. We also take extensive measures to prevent the data in our repositories from being comingled with the data and information that we receive from our members and third-party fulfillment partners.

Predictive Analytics

We apply patented and proprietary predictive analytics to the data in our repositories to generate immediate and actionable intelligence that helps protect against identity theft and identity fraud. We leverage these patented analytics and other related processes to provide real-time visibility into personal data topologies, which we define as a collection of unique identity elements and the connectedness of these elements to each other and to other people, and transactions that indicate risk. Analysis of these data topologies reveals patterns that can be used to evaluate stability and authenticity of consumers as well as identify anomalies that suggest identity risk. For example, our analytics will not only reveal information about a consumer’s link to a known fraud or credit loss, but also to potential associations with identity thieves through sharing of an address or phone number or using the same personally identifiable information to attempt to establish new accounts at multiple enterprises at the same time. This information can be used by enterprises to determine the identity risk of customers in real time.

Technology Platform

We have built a robust technology platform that allows for seamless connectivity between our internal systems and our members and enterprise customers. Our technology platform enables our enterprise customers to share transaction data with us on an ongoing basis and allows us to deliver on-demand, proprietary risk scores and other identity risk-related metrics and reason codes for each transaction our enterprise customers run through the LifeLock ecosystem. Direct connection to our technology platform allows our enterprise customers to determine risk associated with a particular transaction on a sub-second basis. The technology behind our LifeLock Identity Alert system enables us to deliver alerts to our members and provides them with the ability to confirm back to us whether or not they are participating in a transaction. Based on a member’s response regarding participation in a transaction, we can protect both the member and the enterprise customer from becoming victims to a fraudulent transaction.

Our Services

We are a leading provider of proactive identity theft protection services for consumers and identity risk assessment and fraud protection services for enterprises.

Consumer Services

We currently offer our identity theft protection services to consumer subscribers under our basic LifeLock, LifeLock Command Center, and premium LifeLock Ultimate services. At the heart of our proactive consumer service offerings is our LifeLock Identity Alert system, which provides our members with notifications and alerts, including proactive, near real-time, actionable alerts, and a response system for identity threats via text message, phone call, or e-mail. We have continued to see success with our LifeLock Ultimate service. In 2012, our first full year offering our LifeLock Ultimate service, approximately one-third of our gross new members enrolled in the service. As of December 31, 2012, over 10% of our cumulative ending members were enrolled in our LifeLock Ultimate service. The following table summarizes the identity theft protection services that we currently offer to our members.

Feature	LifeLock	LifeLock Command Center	LifeLock Ultimate
Notification of credit and non-credit threats	✓	✓	✓
Monitoring of known criminal websites for illegal trading of personal information	✓	✓	✓
Scans of national databases for new address information	✓	✓	✓
Stolen or lost wallet remediation	✓	✓	✓
Removal from pre-approved credit offers	✓	✓	✓
Access to a dedicated remediation specialist	✓	✓	✓
Service guarantee with benefits provided under a zero deductible identity theft insurance policy	✓	✓	✓
Surveillance of peer-to-peer networks		✓	✓
Monitoring of public and court records		✓	✓
Patrol for use of known alternate names		✓	✓
Monitoring of payday loans nationwide		✓	✓
Alerts when new checking and savings accounts are opened			✓
Scans for changes to contact information on existing checking and savings accounts			✓
Online tri-bureau credit reports and scores			✓
Alerts when credit inquiries appear on a member’s credit report			✓
Monthly tracking of TransUnion credit score			✓
Retail list pricing	$10 per month $110 per year	$15 per month $165 per year	$25 per month $275 per year

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

Our consumer services are enhanced by services provided by our third-party fulfillment partners. In November 2008, we entered into an Amended and Restated Reseller Agreement with CSIdentity Corporation, pursuant to which we are a non-exclusive reseller of certain CSIdentity Corporation services. These services comprise a key part of our consumer service offerings and include non-credit related reports and certain credit reports and scores, identity theft reports, monitoring services, and restoration services. Our agreement with CSIdentity Corporation expires in February 2015 and may be renewed by us for consecutive 12-month periods by providing CSIdentity Corporation with written notice prior to end of the initial term or the then-current renewal term. In July 2011, we entered into an Identity Protection Service Provider Agreement with Early Warning Services, LLC, pursuant to which we market, through our strategic partners, certain alerts generated from data gathered by Early Warning Services, LLC. These alerts consist of information regarding the checking and savings accounts of our members and the use of our members’ personally identifiable information in connection with checking and savings accounts, a key feature of our consumer service offerings. Our agreement with Early Warning Services, LLC expires in July 2014 and is subject to automatic renewal for one-year terms unless either party provides prior written notice of non-renewal.

Enterprise Services

Our identity risk services provide real-time visibility into consumer behavior that enables our enterprise customers to better assess the risk of identity fraud. Our flagship identity risk service, ID Score, delivers an accurate, on-demand assessment of the risk of an individual at account opening and throughout the customer lifecycle. Our identity risk services are designed to provide our enterprise customers with visibility into consumer behavior to enable them to better assess the risk of an individual, including the following:

•

Fraud detection and identity verification. Our services proactively separate legitimate and suspicious identities in order to detect fraud and avoid customer friction and abandonment. Enterprises can quickly discern legitimate consumers from potentially risky individuals with our identity risk assessment services designed to deliver a complete picture of the risk of an individual at any point in the customer lifecycle. This assessment enables enterprises to answer two fundamental questions: is the consumer who the consumer claims to be, and what is the risk of doing business with this consumer?

•

Identity-related compliance. Our services reduce the regulatory compliance costs normally associated with regulations, such as the Patriot Act and FTC Red Flags regulations, which require the review of identities presented by applicants. Our services address regulatory compliance requirements by utilizing unique data across multiple industries to help clear and remediate identities, ultimately reducing the volume of manual reviews.

These capabilities help prevent our enterprise customers from providing products or services to an individual misrepresenting the individual’s identity by, among other things, using another individual’s social security number, name, address, phone number, or date of birth.

We also offer credit risk services that are designed to provide real-time visibility into consumer stability and that augment and enhance traditional credit scores. Our credit risk services utilize our proprietary data repositories, which include alternative credit data not reported to the credit bureaus such as wireless customer and payday lending data. This provides our enterprise customers with better information on which to base account opening, lending, and credit decisions throughout the customer lifecycle to maximize revenue opportunities and reduce risk.

We offer our enterprise services through an on-demand platform under multi-year contracts with monthly transaction-based pricing. We believe these services enable our enterprise customers to reduce fraud and credit losses, improve collection performance, increase revenue, reduce decision making time, protect customers, and minimize customer friction.

Sales and Marketing

Consumer Services

We pursue a multi-channel member acquisition and brand marketing program. This program is designed to grow our member base by increasing brand awareness, driving our product superiority message, and maximizing our reach to prospective members.

Consumer marketing. We utilize consumer advertising and direct response marketing to elevate our brand, attract new members, and generate significant demand for our services. We use a variety of marketing programs to target members, including radio, television, and print advertisements; direct mail campaigns; press coverage for our company and our services; online display advertising; paid search and search-engine optimization; third-party endorsements; and education programs. In 2012, we derived just over half of our gross new members from our consumer marketing programs.

Partner distribution channels. We utilize strategic and affiliate partner distribution channels to refer prospective members to us and assist us in selling our consumer services to our partners’ and affiliates’ customer bases. We have developed and implemented a national sales organization that targets new partners to enhance our partner distribution channels. In 2012, we derived just under half of our gross new members from our partner distribution channels. These channels include the following:

•	Co-marketing. In this channel, our co-marketing partners, such as US Airways, send co-branded advertisements through direct mail, e-mail, or other communication means to their customer bases.

•	Embedded product. In this channel, our partners, such as AOL, embed our consumer services into their products and services and pay us on behalf of their customers.

•	Employee benefit. In this channel, our partners offer our consumer services as an optional employee benefit as part of their employee benefit program.

•	Online affiliates. In this channel, our online affiliates, at their own cost, create independent websites and marketing materials to drive prospective members to our consumer service offerings.

•	Data breach. In this channel, enterprises that have experienced a data breach pay us to provide our services free of charge to the victims of the data breach.

Enterprise Services

We utilize a combination of direct and indirect sales and marketing strategies to market our enterprise services. Our internal sales organization is structured based on strategic accounts and industry verticals and is supported by account management, customer service, and customer implementation support teams. We have and continue to develop strategic partnerships with key industry verticals. As part of our sales strategy, we typically offer our prospective enterprise customers the opportunity to provide us with historical data so that we can demonstrate the return on investment had our services been deployed over a specific period of time.

Customer Service

We focus on retention of our current members and believe our ability to establish and maintain long-term relationships with our members depend, in part, on the strength of our member services organization. We have more than 300 employees in our member services organization. Our Tempe, Arizona member service center is open 24x7x365. Our members can communicate with our member service representatives by e-mail or telephone. We also leverage frequent communication and feedback from our members and enterprise customers to continually improve our services.

Customers

Members. As of December 31, 2012, we had approximately 2.5 million members. Our members range from those looking to minimize the risk of identity theft and identity fraud to those who have experienced the personal traumatic event of an identity theft and want the protection and services and peace of mind we provide. Most of our members are paying subscribers who have enrolled in our consumer services directly with us on a monthly or annual basis. A small percentage of our members receive our consumer services through a third-party enterprise that pays us directly, often as a result of a breach within the enterprise or by embedding our service within a broader third-party offering.

Enterprise Customers. We have approximately 50 direct enterprise customers, which include leading financial institutions, telecommunication and cable services providers, government agencies, and technology companies. Through our direct enterprise customers, we also provide our enterprise services to more than 200 indirect enterprise customers, including large retailers, automobile and mortgage lenders, and e-commerce providers.

Competition

We operate in a highly competitive and rapidly evolving business environment. We believe that the competitive factors in our market include access to a breadth of identity and consumer transaction data, broad and effective service offerings, brand recognition, technology, effective and cost-efficient customer acquisition, customer satisfaction, price, and quality and reliable customer service. Our primary competitors are the credit bureaus that include Experian, Equifax, and TransUnion, as well as others, such as Affinion, Early Warning Systems, Intersections, and LexisNexis. Some of our competitors have substantially greater financial, technical, marketing, distribution, and other resources than we possess that afford them competitive advantages. As a result, they may be able to devote greater resources to the development, promotion, and sale of services, to deliver competitive services at lower prices or for free, and to introduce new solutions and respond to market developments and customer requirements more quickly than we can.

We believe that the combination of our brand awareness, industry experience, strong retention rate, growing customer base, quality customer service, and extensive data repositories and analytics capabilities provide us with significant competitive advantages. These advantages include our ability to detect and address risk proactively and rapidly; our growing data repositories of personally identifiable information and consumer transactions that would be difficult to replicate; our enhanced capability to assess the probability of identity threats; our enhanced visibility into consumer stability and behavior to detect the recurrence of identity threats; our ability to protect both consumers and enterprises against identity threats; our ability to reach an expanding total addressable market concerned about identity theft; and our ability to offer additional services to protect consumers and enterprises against identity theft and identity fraud.

Intellectual Property

We protect our intellectual property rights primarily through a combination of federal, state, and common law rights, as well as contractual restrictions. We control access to our proprietary technology by entering into confidentiality and invention assignment agreements with our employees and contractors and confidentiality agreements with third parties.

In addition to these contractual arrangements, we also rely on a combination of patents, trademarks, service marks, domain names, copyrights, and trade secrets to protect our intellectual property. As of December 31, 2012, we held four U.S. patents covering various systems and methods for identity based fraud detection that expire in 2023 and 2024, and also had five U.S. patent applications pending, one of which we expect to be issued in the near future. We pursue the registration of our trademarks, service marks, and domain names in the United States and in certain locations abroad. Our registered trademarks in the United States include “LifeLock,” “LifeLock Identity Alert,” our logo, “ID Analytics,” and “ID Score.”

Circumstances outside our control could pose a threat to our intellectual property rights. Effective intellectual property protection may not be available, and the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. In addition, protecting our intellectual property rights is costly and time consuming. Any unauthorized disclosure or use of our intellectual property could make it more expensive to do business and harm our operating results.

Companies in the Internet and other industries may own a large number of patents, copyrights, and trademarks and may frequently request license agreements, threaten litigation, or file suit against us based on allegations of infringement or other violations of intellectual property rights. From time to time, we face, and we expect to face in the future, allegations that we have infringed the trademarks, copyrights, patents, and other intellectual property rights of third parties, including our competitors. As we face increasing competition and as our business grows, we will likely face more claims of infringement.

Governmental Regulation

Our business and the information we use in our business is subject to a wide variety of federal, state, and local laws and regulations, including the FCRA, the Gramm-Leach-Bliley Act, the FTC Act and comparable state laws that are patterned after the FTC Act, and similar laws. We also are subject to federal and state laws and regulations relating to the channels in which we sell and market our services. In addition, our business is subject to the FTC Stipulated Final Judgment and Order for Permanent Injunction and Other Equitable Relief, as well as the companion orders with 35 states’ attorneys general that we entered into in March 2010. We incur significant costs to operate our business and monitor our compliance with these laws, regulations, and consent decrees. Any changes to the existing applicable laws or regulations, or any determination that other laws or regulations are applicable to us, could increase our costs or impede our ability to provide our services to our customers, which could have a material adverse effect on our business, operating results, financial condition, and prospects. In addition, any of these laws or regulations is subject to revision, and we cannot predict the impact of such changes on our business. Further, any determination that we have violated any of these laws, regulations, or consent decrees may result in liability for fines, damages, or other penalties, which could have a material adverse effect on our business, operating results, financial condition, and prospects.

We also are subject to federal, state, and foreign laws regarding privacy and protection of data. We post on our website our privacy policy and our terms and conditions, which describe our practices concerning the use, transmission, and disclosure of data. Any failure by us to comply with our posted privacy policy or privacy-related laws and regulations could result in proceedings against us by governmental authorities or others, which could harm our business. In addition, the interpretation of data protection laws, and their application to the Internet, is unclear and in a state of flux. There is a risk that these laws may be interpreted and applied in conflicting ways from state to state, country to country, or region to region, and in a manner that is not consistent with our current data protection practices. Complying with these varying requirements could cause us to incur additional costs and change our business practices. Further, any failure by us to adequately protect our members’ privacy and data could result in a loss of member confidence in our services and ultimately in a loss of members and enterprise customers, which could adversely affect our business.

On December 26, 2012, ID Analytics, along with eight other companies, received an information request from the FTC in conjunction with the FTC’s policy study of the operation of the data broker industry. ID Analytics was advised that this request is not an investigation of its business practices but will be the basis of consideration by the FTC whether to recommend to the Congress a legislative extension of FCRA-based consumer safeguards to the use of consumer personal information in the non-FCRA context. Although ID Analytics believes that it is not engaged in data broker activities in any manner, ID Analytics has indicated to the FTC that it will cooperate with the FTC’s study efforts by responding fully to the FTC’s information requests.

In March 2010, we and Todd Davis, our Chairman and Chief Executive Officer, entered into a Stipulated Final Judgment and Order for Permanent Injunction and Other Equitable Relief with the FTC, which we refer to as the “FTC Order.” The FTC Order was the result of a settlement of the allegations by the FTC that certain of our advertising and marketing practices constituted deceptive acts or practices in violation of the FTC Act, which settlement made no admission as to the allegations related to such practices. The FTC Order imposes on us and Mr. Davis certain injunctive provisions relating to our advertising and marketing of our identity theft protection services, such as enjoining us from making any misrepresentation of “the means, methods, procedures, effects, effectiveness, coverage, or scope of” our identity theft protection services. However, the bulk of the more specific injunctive provisions have no direct impact on the advertising and marketing of our current services because we have made significant changes in the nature of the services we offer to consumers since the investigation by the FTC in 2007 and 2008, including our adoption of new technology that permits us to provide proactive protection against identity theft and identity fraud. The FTC investigation of our advertising and marketing activities occurred during the time that we relied significantly on the receipt of fraud alerts from the credit reporting agencies for our members. The FTC believed that such alerts had inherent limitations in terms of coverage, scope, and timeliness. Many of the allegations in the FTC complaint, which accompanied the FTC Order, related to the inherent limitations of using credit report fraud alerts as the foundation for identity theft protection. Because the injunctive provisions in the FTC Order are tied to these complaint allegations, these injunctive provisions similarly relate significantly to our previous reliance on credit report fraud alerts as reflected in our advertising and marketing claims. The FTC Order also imposes on us and Mr. Davis certain injunctive provisions relating to our data security for members’ personally identifiable information. At the same time, we also entered into companion orders with 35 states’ attorneys general that impose on us similar injunctive provisions as the FTC Order relating to our advertising and marketing of our identity theft protection services.

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

The FTC Order provided for a consumer redress payment of $11 million, which we made in 2010 to the FTC for distribution to our members. The FTC Order also provided for an additional consumer redress payment of $24 million, which was suspended based on our then-current financial condition on the basis of financial information we submitted to the FTC. The FTC Order specifies that in the event the FTC were to find that the financial materials submitted by us to the FTC at the time of the FTC Order were not truthful, accurate, and complete, the court order entering the settlement could be re-opened and the suspended judgment in the amount of the additional $24 million would become immediately due in full.

Employees

As of December 31, 2012, we employed 644 people. At that date, we had 504 employees in our consumer business, of which 312 were engaged in member service and support, 73 in products and technology, 61 in marketing and strategic partnerships, and 58 in general and administration; and 140 employees in our enterprise business, of which 83 were engaged in information technology, product development, and sales and marketing,

40 in software development and operations, and 17 in general and administration. We consider our relationship with our employees to be good, and none of our employees are represented by a union in collective bargaining with us.

Technology Infrastructure

We employ a range of information technology solutions, controls, procedures, and processes to protect the confidentiality, integrity, and availability of our critical assets, including our data and information technology systems. We have implemented a comprehensive information security program to guide and coordinate the people, processes, and technology that protect our core services. This program has been designed to ensure that oversight efforts, administrative activities, and technical controls are effectively combating the threats to our critical assets.

We design and manage our networks and applications to meet a high standard of security. We use appropriate technologies, such as network firewalls, intrusion prevention systems, application firewalls, and anti-malware, to protect network locations and applications from attacks. We also use industry standard encryption technologies and strategies to ensure protection of our data.

We maintain strictly controlled physical environments. Our information technology systems are housed in a highly secure data center, where access is limited. Our corporate locations are protected with a two-factor badge and biometric reader system. We also put in place additional physical controls to limit visibility to sensitive customer data. We provide our employees with education and training to keep pace with the quickly changing threat landscape.

We regularly assess the effectiveness of our information security practices and technical controls. In addition to regular external audits, we conduct internal security testing to ensure current practices are effective against emerging threats. Additionally, outside penetration tests are conducted on a regular basis. We ensure that our systems are free from critical vulnerabilities by conducting regular vulnerability scans and penetration tests. We also remain aware of publicly disclosed vulnerabilities in commercial and open source products, and remediate issues in a timely manner.

We vigilantly monitor our systems and environments for suspicious or unusual events, including intrusion detection systems and central security event correlation technologies. We have implemented an incident response process to ensure a quick and effective response to any potential issue.

We have received a PCI Level 1 certification in our consumer and enterprise businesses and a SOC I report in our enterprise business for our information security systems.

Available Information

We were incorporated in Delaware in April 2005. Our principal executive offices are located at 60 East Rio Salado Parkway, Suite 400, Tempe, Arizona 85281, and our telephone number is (480) 682-5100. Our website address is www.lifelock.com. The information on our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the Securities and Exchange Commission (“SEC”).

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering (“IPO”), (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. We refer to the Jumpstart Our Business Startups Act of 2012 in this Annual Report on

Form 10-K as the “JOBS Act,” and references in this Annual Report on Form 10-K to “emerging growth company” shall have the meaning ascribed to it in the JOBS Act.

We file reports with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any other filings required by the SEC. Through our website, we make available free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

The public may read and copy any materials we file with, or furnish to, the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A.        RISK FACTORS

Certain factors may have a material adverse effect on our business, financial condition, and results of operations. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occurs, our business, financial condition, results of operations, and future prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business and Industry

We achieved profitability in our last fiscal year after incurring significant net losses from our inception through fiscal 2011, but we may not be able to maintain profitability on an annual basis in the future.

We achieved profitability in 2012 after incurring significant net losses from our inception through 2011, but we cannot predict whether we will be able to maintain profitability on an annual basis in the future. We had net income of $23.5 million in 2012, including a $14.2 million income tax benefit resulting from our acquisition of ID Analytics. We had net losses of $4.3 million and $15.4 million in 2011 and 2010, respectively.

Our recent growth, including our growth in revenue and customer base, may not be sustainable or may decrease, and we may not generate sufficient revenue to maintain annual profitability. Moreover, we expect to continue to make significant expenditures to maintain and expand our business, operate as a consolidated entity with ID Analytics, and transition to operating as a public company. These increased expenditures will make it more difficult for us to maintain future annual profitability. Our ability to maintain annual profitability depends on a number of factors, including our ability to attract and service customers on a profitable basis. If we are unable to maintain annual profitability, we may not be able to execute our business plan, our prospects may be harmed, and our stock price could be materially and adversely affected.

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

We operate in a highly competitive business environment. Our primary competitors are the credit bureaus that include Experian, Equifax, and TransUnion, as well as others, such as Affinion, Early Warning Systems, Intersections, and LexisNexis. Some of our competitors have substantially greater financial, technical, marketing, distribution, and other resources than we possess that afford them competitive advantages. As a result, they may be able to devote greater resources to the development, promotion, and sale of services, to deliver competitive services at lower prices or for free, and to introduce new solutions and respond to market developments and customer requirements more quickly than we can. In addition, some of our competitors may have data that we do not have or cannot obtain without difficulty. Any of these factors could reduce our growth, revenue, access to valuable data, or market share.

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

The number of people who access services through devices other than personal computers, including mobile phones, smartphones, handheld computers, and tablets, has increased dramatically in recent years. We have limited experience to date in developing services for users of these alternative devices, and versions of our services developed for these devices may not be attractive to customers. As new devices, platforms, and technologies are continually being released, it is difficult to predict the problems we may encounter in developing versions of our services for use with these devices, platforms, and technologies, and we may need to devote significant resources to the creation, support, and maintenance of such offerings. If we are slow to develop services and technologies that are compatible with these devices, platforms, and technologies, or if our competitors are able to achieve those results more quickly than us, we will fail to capture a significant share of an increasingly important portion of the market for online services, which could adversely affect our business.

Our revenue and operating results depend significantly on our ability to retain our existing customers, and any decline in our retention rates will harm our future revenue and operating results.

Our revenue and operating results depend significantly on our ability to retain our existing customers. In our consumer business from which we derive a significant majority of our revenue, we sell our services to our members on a monthly or annual subscription basis. Our members may cancel their membership with us at any time without penalty. In our enterprise business, our customers have no obligation to renew their agreements with us after the contractual term expires, and approximately half of our direct enterprise customers do not have monthly transaction minimums and, accordingly, may reduce their utilization of our services during the contractual term. We therefore may be unable to retain our existing members and enterprise customers on the same or on more profitable terms, if at all, and may generate lower revenue as a result of less utilization of our services by our enterprise customers. In addition, we may not be able to predict or anticipate accurately future trends in customer retention or enterprise customer utilization or effectively respond to such trends. Our customer retention rates and enterprise customer utilization may decline or fluctuate due to a variety of factors, including the following:

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

We also must continually add new customers both to replace customers who cancel or elect not to renew their agreements with us and to grow our business beyond our current customer base. If we are unable to attract new customers in numbers greater than the percentage of customers who cancel or elect not to renew their agreements with us, which we call “churn,” our customer base will decrease, and our business, operating results, and financial condition will be adversely affected. Churn negatively impacts the predictability of our subscription revenue model and the efficacy and attractiveness of the LifeLock ecosystem by decreasing the amount of data being added to our data repositories.

We depend on strategic partners in our consumer business, and our inability to maintain our existing and secure new relationships with strategic partners could harm our revenue and operating results.

We have derived, and intend to continue to derive, a significant portion of our revenue from members who subscribe to our consumer services through one of our strategic partners. In 2012, we derived just under half of our gross new members from our strategic partner distribution channels. These distribution channels involve various risks, including the following:

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

Some of our strategic partners possess significant resources and advanced technical abilities. Some offer services that are competitive with our services and more may do so in the future, either alone or in collaboration with other competitors. Those strategic partners could give a higher priority to competing services or decide not to continue to offer our services at all. If any of our strategic partners discontinue or reduce the sale or marketing of our services, promote competitive services, or, either independently or jointly with others, develop and market services that compete with our services, our business and operating results may be harmed. In addition, some of our strategic partners may experience financial or other difficulties, causing our revenue through those strategic partners to decline, which would adversely affect our operating results.

In order for us to implement our business strategy and grow our revenue, we must effectively manage and expand our relationships with qualified strategic partners. We expend significant time and resources in attracting qualified strategic partners, training those partners in our technology and service offerings, and then maintaining relationships with those partners. In order to continue to develop and expand our distribution channels, we must continue to scale and improve our processes and procedures that support our strategic partnerships. Those processes and procedures could become increasingly complex and difficult to manage. Our competitors also use arrangements with strategic partners, and it could be more difficult for us to maintain and expand our distribution channels if they are more successful in attracting strategic partners or enter into exclusive relationships with strategic partners. If we fail to maintain our existing or secure new relationships with strategic partners, our business will be harmed.

A limited number of enterprise customers provide a significant portion of our enterprise revenue, and our inability to retain these customers or attract new customers could harm our revenue and operating results and the efficacy and attractiveness of the LifeLock ecosystem.

ID Analytics has historically derived, and continues to derive, a significant portion of its revenue from a limited number of enterprise customers. For example, in 2010, 2011, and 2012, sales derived through ID Analytics’ top ten customers accounted for 77%, 70%, and 65%, respectively, of ID Analytics’ revenue for those periods. Some of these customers also provide services that compete with our consumer services and, accordingly, may seek alternative identity risk assessment and fraud protection services in the future. The loss of several of our enterprise customers, or of any of our large enterprise customers, could have a material adverse effect on our revenue and results of operations, as well as the efficacy and attractiveness of the LifeLock ecosystem.

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

Our enterprise business headquarters and the back-up data center for our enterprise business are located in San Diego, California, which is situated on or near earthquake fault lines. Our primary data center for our enterprise business was relocated from Atlanta, Georgia, to Las Vegas, Nevada in the fourth quarter of 2012. In our consumer business, we have data centers in Rancho Cordova, California and Scottsdale, Arizona. Any of our or our strategic partners’ or service providers’ facilities may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, tornadoes, hurricanes, wildfires, floods, nuclear disasters, acts of terrorism or other criminal activities, infectious disease outbreaks, and power outages, which may render it difficult or impossible for us or our strategic partners or service providers to operate our respective businesses for some period of time. Our and our strategic partners’ or service providers’ facilities would likely be costly to repair or replace, and any such efforts would likely require substantial time. Any disruptions in our or our strategic partners’ or service providers’ operations could negatively impact our business and results of operations and harm our reputation. In addition, we and our strategic partners or service providers may not carry business insurance or may not carry sufficient business insurance to compensate for losses that may occur. Any such losses or damages could have a material adverse effect on our business, results of operations, and financial condition.

Changes in the economy may significantly affect our business, operating results, and financial condition.

Our business may be affected by changes in the economic environment. Our services, particularly our consumer services, are discretionary purchases, and members may reduce or eliminate their discretionary spending on our services during a difficult economic environment, such as currently exists. Although we have not yet experienced a material increase in membership cancellations or a material reduction in our member retention rate, we may experience such an increase or reduction in the future, especially in the event of a prolonged recessionary period or a worsening of current conditions. In addition, during an economic downturn consumers may experience a decline in their credit, which may result in less demand for our services. Conversely, consumers may spend more time using the Internet during an economic downturn and may have less time for our services in a period of economic growth. In addition, media prices may increase in a period of economic growth, which could significantly increase our marketing and advertising expenses. As a result, our business, operating results, and financial condition may be significantly affected by changes in the economic environment.

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

These risks are increased by our acquisition of ID Analytics and will be further increased by any acquisitions we may make in the future.

If we are unable to implement and maintain effective internal control over financial reporting in the future, the accuracy and timeliness of our financial reporting may be adversely affected.

In connection with the filing of the registration statement for our IPO, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner. The material weakness related to our calculation of earnings per share for the three months ended March 31, 2012. We developed a plan to remediate this material weakness and implemented a process for documenting and reviewing all of our equity instruments and the effect of those instruments on our calculation of earnings per share. After implementing new internal controls and procedures, we concluded that we have remediated the previously identified material weakness as of December 31, 2012. Although we believe we have addressed the previously identified material weakness, the measures we have taken may not be effective, and we may not be able to implement and maintain effective internal control over financial reporting in the future.

We recently initiated steps to implement, evaluate, and test our internal control over financial reporting. We have not completed these procedures and until these controls are fully implemented and tested there is a possibility that a material misstatement would not be prevented or detected on a timely basis. We are not currently required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), and are therefore not currently required to make an assessment of the effectiveness of our internal controls. Our first assessment of the effectiveness of our internal controls will be included within our Form 10-K for the year ending December 31, 2013. During the evaluation and testing processes, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective.

In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting beginning with our annual report on Form 10-K following the later of the year following our first annual report required by the SEC and the date on which we are no longer an “emerging growth company.” We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated, or reviewed, or if it interprets the relevant requirements differently from us. Material weaknesses may be identified during the audit process or at other times. During the course of the evaluation, documentation, or attestation, we or our independent registered public accounting firm may identify weaknesses and deficiencies that we may not be able to remedy in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with Section 404.

Our reporting obligations as a public company will place a significant strain on our management and our operational and financial resources and systems for the foreseeable future. Prior to becoming a public company, we were a private company with limited accounting personnel and other resources with which to address our internal controls and procedures. If we fail to timely achieve and maintain the adequacy of our internal control over financial reporting, we may not be able to produce reliable financial reports or help prevent fraud. Our failure to achieve and maintain effective internal control over financial reporting could prevent us from filing our periodic reports on a timely basis, which could result in the loss of investor confidence in the reliability of our financial statements, harm our business, and negatively impact the trading price of our common stock.

The failure to manage our growth may damage our brand recognition and reputation and harm our business and operating results.

We have experienced rapid growth in a relatively short period of time. Our revenue grew from $18.9 million in 2007 to $276.4 million in 2012, and our members increased from approximately 30,000 on December 31, 2006 to approximately 2.5 million on December 31, 2012. In addition, our acquisition of ID Analytics in March 2012 increased our revenue, facilities, and number of employees, and we will likely hire additional employees as we transition into a public company. We must successfully manage our growth to achieve our objectives. Our ability to effectively manage any significant growth of our business will depend on a number of factors, including our ability to do the following:

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

Our experience in acquiring other businesses is limited. Our only acquisition to date has been the acquisition of ID Analytics in March 2012. We may not realize all of the benefits anticipated with that acquisition and may experience unanticipated detriments as a result of that acquisition. We are in the process of finalizing our integration with ID Analytics. As with any acquisition, we may be unable to complete effectively an integration of the management, operations, facilities, and accounting and information systems of the acquired business with our own; to manage efficiently the combined operations of the acquired business with our operations; to achieve our operating, growth, and performance goals for the acquired business; to achieve additional revenue as a result of our expanded operations; or to achieve operating efficiencies or otherwise realize cost savings as a result of anticipated acquisition synergies. The integration of acquired businesses, including our acquisition of ID Analytics, involves numerous risks, including the following:

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

Our business and the information we use in our business, augmented by our acquisition of ID Analytics, is subject to a wide variety of federal, state, and local laws and regulations, including the FCRA, the Gramm-Leach-Bliley Act, the FTC Act and comparable state laws that are patterned after the FTC Act, and other laws governing credit information, consumer privacy and marketing, and servicing of consumer products and services. In addition, our business is subject to the FTC Order, as well as the companion orders with 35 states’ attorneys general that we entered into in March 2010. These laws, regulations, and consent decrees cover, among other things, advertising, automatic subscription renewal, broadband residential Internet access, consumer protection, content, copyrights, credit card processing procedures, data protection, distribution, electronic contracts, member privacy, pricing, sales and other procedures, tariffs, and taxation. In addition, it is unclear how existing laws and regulations governing issues such as property ownership, sales and other taxes, and personal privacy apply to the Internet. We incur significant costs to operate our business and monitor our compliance with these laws, regulations, and consent decrees. Any of these laws and regulations is subject to revision, and we cannot predict the impact of such changes on our business. Any changes to the existing applicable laws or regulations, or any determination that other laws or regulations are applicable to us, could increase our costs or impede our ability to provide our services to our customers, which could have a material adverse effect on our business, operating results, financial condition, and prospects.

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

On December 26, 2012, ID Analytics, along with eight other companies, received an information request from the FTC in conjunction with the FTC’s policy study of the operation of the data broker industry. ID Analytics was advised that this request is not an investigation of its business practices but will be the basis of consideration by the FTC whether to recommend to the Congress a legislative extension of FCRA-based consumer safeguards and protections to the use of consumer personal information in the non-FCRA context. Although ID Analytics believes that it is not engaged in data broker activities in any manner, ID Analytics has indicated to the FTC that it will cooperate with the FTC’s study efforts by responding fully to the FTC’s information requests. Responding to these information requests may cause us to incur significant expenses and could divert our management and key personnel from our business operations. In addition, any determination that ID Analytics is engaged in data broker activities, or any future legislation or additional regulation that is enacted as a result of the FTC’s study on data brokers, may result in increased compliance costs or require us to make changes to our services and business practices, any of which could have a material adverse impact on our business, operating results, financial condition, and prospects.

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

In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted to reform the practices in the financial services industry. Title X of the Dodd-Frank Act established the Bureau of Consumer Financial Protection (the “CFPB”) to protect consumers from abusive financial services practices. Among other things, the CFPB has broad authority to write rules affecting the business of credit reporting companies as well as to supervise, conduct examinations of, and enforce compliance as to federal consumer financial protection laws and regulations with respect to certain “non-depository covered persons” determined by the CFPB to be “larger participants” that offer consumer financial products and services.

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

The FTC Order, as well as the companion orders with 35 states’ attorneys general, imposes on us injunctive provisions that could subject us to additional injunctive and monetary remedies.

In March 2010, we and Todd Davis, our Chairman and Chief Executive Officer, entered into the FTC Order. The FTC Order was the result of a settlement of the allegations by the FTC that certain of our advertising and marketing practices constituted deceptive acts or practices in violation of the FTC Act, which settlement made no admission as to the allegations related to such practices. The FTC Order imposes on us and Mr. Davis certain injunctive provisions relating to our advertising and marketing of our identity theft protection services, such as enjoining us from making any misrepresentation of “the means, methods, procedures, effects, effectiveness, coverage, or scope of” our identity theft protection services. However, the bulk of the more specific injunctive provisions have no direct impact on the advertising and marketing of our current services because we have made significant changes in the nature of the services we offer to consumers since the investigation by the FTC in 2007 and 2008, including our adoption of new technology that permits us to provide proactive protection against identity theft and identity fraud. The FTC investigation of our advertising and marketing activities occurred during the time that we relied significantly on the receipt of fraud alerts from the credit reporting agencies for our members. The FTC believed that such alerts had inherent limitations in terms of coverage, scope, and timeliness. Many of the allegations in the FTC complaint, which accompanied the FTC Order, related to the inherent limitations of using credit report fraud alerts as the foundation for identity theft protection. Because the injunctive provisions in the FTC Order are tied to these complaint allegations, these injunctive provisions similarly relate significantly to our previous reliance on credit report fraud alerts as reflected in our advertising and marketing claims. The FTC Order also imposes on us and Mr. Davis certain injunctive provisions relating to our data security for members’ personally identifiable information. At the same time, we also entered into companion orders with 35 states’ attorneys general that impose on us similar injunctive provisions as the FTC Order relating to our advertising and marketing of our identity theft protection services.

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

The FTC Order provided for a consumer redress payment of $11 million, which we made in 2010 to the FTC for distribution to our members. The FTC Order also provided for an additional consumer redress payment of $24 million, which was suspended based on our then-current financial condition on the basis of financial information we submitted to the FTC. The FTC Order specifies that in the event the FTC were to find that the financial materials submitted by us to the FTC at the time of the FTC Order were not truthful, accurate, and complete, the court order entering the settlement could be re-opened and the suspended judgment in the amount of the additional $24 million would become immediately due in full.

The outcome of litigation or regulatory proceedings could subject us to significant monetary damages, restrict our ability to conduct our business, harm our reputation, and otherwise negatively impact our business.

From time to time, we have been, and in the future may become, subject to litigation, claims, and regulatory proceedings, including class action litigation and litigation arising from contract disputes with vendors, partners, and customers. We cannot predict the outcome of any actions or proceedings, and the cost of defending such actions or proceedings could be material. Furthermore, defending such actions or proceedings could divert our management and key personnel from our business operations. If we are found liable in any actions or proceedings, we may have to pay substantial damages or change the way we conduct our business, either of which may have a material adverse effect on our business, operating results, financial condition, and prospects. There may also be negative publicity associated with litigation or regulatory proceedings that could harm our reputation or decrease acceptance of our services. Moreover, we utilize contractors and third parties for various services, including certain advertising, which may increase these risks. A former service provider claimed that she was misclassified as an independent contractor, and we may be subject to other claims of this nature from time to time. These claims may be costly to defend and may result in imposition of damages, adverse tax consequences, and harm to our reputation.

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

Our success depends to a significant extent upon the continued services of our current management team, including Todd Davis, our Chairman and Chief Executive Officer. The loss of Mr. Davis or one or more of our other key executives or employees could have a material adverse effect on our business. Other than Mr. Davis and the Chief Technology Officer at ID Analytics, we do not maintain “key person” insurance policies on the lives of our executive officers or any of our other employees. We employ all of our executive officers and key employees on an at-will basis, and their employment can be terminated by us or them at any time, for any reason and without notice, subject, in certain cases, to severance payment rights. In order to retain valuable employees, in addition to salary and cash incentives, we provide stock options or other share-based compensation that vest over time. The value to employees of share-based compensation that vest over time will be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract offers from other companies.

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

We currently have a number of issued and pending patents and trademarks, many of which were procured in connection with our acquisition of ID Analytics. We cannot assure you that any patents will issue from our currently pending patent applications in a manner that gives us the protection that we seek, if at all, or that any future patents issued to us will not be challenged, invalidated, or circumvented. Any patents that may issue in the future from pending or future patent applications may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers. We also cannot assure you that any future trademark or service mark registrations will be issued from pending or future applications or that any registered trademarks or service marks will be enforceable or provide adequate protection of our proprietary rights.

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

We are attempting to build our intellectual property portfolio internally and through acquisitions, such as our acquisition of ID Analytics. We may be required to incur substantial expenses to do so, and our efforts may not be successful.

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

We may be subject to assertions that taxes must be collected based on sales and use of our services in various states, which could expose us to liability and cause material harm to our business, financial condition, and results of operations.

Whether sales of our services are subject to state sales and use taxes is uncertain, due in part to the nature of our services and the relationships through which our services are offered, as well as changing state laws and interpretations of those laws. In May 2012, we entered into a settlement agreement with the New York State Department of Taxation and Finance regarding our collection of sales tax in the state of New York. We recently began collecting and remitting sales tax in several states related to the sale of our consumer services. Additional states or one or more countries or other jurisdictions may seek to impose sales or other tax collection obligations on us in the future. A successful assertion by any state, country, or other jurisdiction that we should be collecting sales or other taxes on the sale of our services could, among other things, increase the cost of our services, create significant administrative burdens for us, result in substantial tax liabilities for past sales, discourage current members and other consumers from purchasing our services, or otherwise substantially harm our business and operating results.

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

As of December 31, 2012, we had no outstanding debt. On January 9, 2013, we refinanced our existing senior credit facility and entered into a new senior credit facility. Although we have not drawn any amounts on the new senior credit facility, we may incur indebtedness in the future, including any borrowings available under our new senior credit facility. Any substantial indebtedness and the fact that a substantial portion of our cash flow from operating activities could be needed to make payments on this indebtedness could have adverse consequences, including the following:

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

We will incur significant legal, accounting, and other expenses as a public company, including costs resulting from public company reporting obligations under the Exchange Act and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act, the Dodd-Frank Act, and the listing requirements of the stock exchange on which our securities are listed. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements. Moreover, despite recent reforms made possible by the JOBS Act, the reporting requirements, rules, and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly, particularly after we are no longer an “emerging growth company.” Any changes that we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all.

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

As of December 31, 2012, we had approximately $160 million of federal and approximately $165 million of state net operating loss carry-forwards. Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three year period), the corporation’s ability to use its pre-change net operating loss carry-forwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We recently completed an analysis of prior year ownership changes and determined that we experienced an “ownership change” as defined by Section 382 of the Internal Revenue Code. However, we determined that none of our federal and state net operating loss carry-forwards will expire solely as a result of our prior ownership changes. Additionally, with our IPO and other transactions that have occurred over the past three years, we may also experience an “ownership change” in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry-forwards to offset taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

Risks Related to Ownership of Our Common Stock

Our stock price has been and will likely continue to be volatile, and the value of an investment in our common stock may decline.

The trading price of our common stock has been and is likely to continue to be volatile. In addition to the risk factors described in this section and elsewhere in this Annual Report on Form 10-K, factors that may cause the price of our common stock to fluctuate include the following:

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and even the perception that these sales could occur may depress the market price. As of December 31, 2012, we had approximately 86.6 million shares of common stock outstanding. The holders of approximately 70.9 million shares of common stock have agreed with the underwriters of our IPO or otherwise agreed, subject to certain exceptions, not to dispose of or hedge any of their common stock or securities convertible into or exchangeable for shares of common stock during the 180-day period after our IPO, except with the prior written consent of the representatives of the underwriters. After the expiration of the lock-up period, these shares may be sold in the public market, subject to prior registration or qualification for an exemption from registration, including, in the case of shares held by affiliates, compliance with the volume restrictions of Rule 144. In addition, shares issued or issuable upon the exercise of options and warrants as of the expiration of the 180-day restricted period will be eligible for sale at that time. Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock.

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

We are an “emerging growth company” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Our certificate of incorporation and bylaws include provisions that provide for the following:

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

We have never declared or paid any cash dividends on our capital stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. In addition, our new senior credit facility with Bank of America restricts our ability to pay cash dividends. We plan to retain any future earnings to finance our operations and growth plans discussed elsewhere in this Annual Report on Form 10-K. Accordingly, investors must rely on sales of shares of their common stock after price appreciation, which may never occur, as the only way to realize any return on their investment.

ITEM 1B. UNRESOLVED	STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices and consumer business headquarters are located in Tempe, Arizona, where we lease approximately 50,000 square feet under a lease that expires in 2014. We also lease approximately 25,000 square feet in Tempe, Arizona, where we maintain our call center under a lease that expires in 2014; approximately 7,000 square feet in Irvine, California, where we house our software engineers and certain other members of our product and technology team in our consumer business under a lease that expires in 2015; and approximately

2,100 square feet in Sunnyvale, California, where we maintain an office for employees located in California under a lease that expires in 2014. We also have data centers for our consumer business in Scottsdale, Arizona and Rancho Cordova, California.

Our enterprise business headquarters are located in San Diego, California, where we lease approximately 32,000 square feet under a lease that expires in 2018. We relocated our primary enterprise data center from Atlanta, Georgia to Las Vegas, Nevada during the fourth quarter of 2012. Our back up data center for our enterprise business is located in San Diego, California.

ITEM 3. LEGAL	PROCEEDINGS

For a description of our material legal proceedings, see Note 17—“Contingencies” in the Notes to the Consolidated Financial Statements included Part in II, Item 8 of this Annual Report on Form 10-K.

ITEM 4. MINE	SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET	FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has been listed on The New York Stock Exchange under the symbol “LOCK” since October 3, 2012. Prior to that time, there was no public market for our common stock.

	High	Low
Year Ended December 31, 2012
Fourth Quarter (beginning October 3, 2012)	$9.04	$6.80

On February 22, 2013, the closing price per share of our common stock as reported on The New York Stock Exchange was $11.05 per share. As of February 22, 2013, there were approximately 393 holders of record of our common stock.

Dividend Policy

We have never declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our capital stock. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then existing conditions, including our operating results, financial condition, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant. Our senior credit facility restricts our ability to pay cash dividends.

Equity Compensation Plan Information

For equity compensation plan information refer to Item 12 in Part III of this Annual Report on Form 10-K.

Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any filing of LifeLock, Inc. under the Securities Act or the Exchange Act.

The following graph shows a comparison from October 3, 2012 (the date our common stock commenced trading on The New York Stock Exchange) through December 31, 2012 of the total cumulative return of our common stock with the total cumulative return of the NASDAQ Composite Index, the NASDAQ Computer Index and the Dow Jones US Technology.

The comparison assumes that $100.00 was invested in our common stock, the NASDAQ Composite Index, the NASDAQ Computer Index and the Dow Jones US Technology, and assumes reinvestment of dividends, if any. The graph assumes the initial value of our common stock on October 3, 2012 was the closing sale price on that day of $8.36 per share and not the initial offering price to the public of $9.00 per share. The performance shown on the graph below is based on historical results and is not intended to suggest future performance.

	10/3/12	10/8/12	10/15/12	10/22/12	10/31/12	11/5/12	11/12/12	11/19/12	11/26/12	12/3/12	12/10/12	12/17/12	12/24/12	12/31/12
LifeLock	$100.00	$89.35	$83.97	$83.73	$91.03	$96.65	$102.87	$99.76	$100.36	$91.51	$91.63	$87.56	$95.81	$98.33
NASDAQ Composite Index	$100.00	$97.09	$95.87	$95.30	$95.12	$92.65	$91.00	$94.63	$96.01	$94.99	$94.77	$96.36	$94.42	$98.93
NASDAQ Computer Index	$100.00	$95.88	$93.52	$93.45	$93.14	$90.47	$87.74	$91.57	$92.86	$90.73	$90.11	$92.25	$90.32	$94.03
Dow Jones US Technology	$100.00	$96.18	$93.51	$92.83	$92.69	$90.57	$88.52	$92.25	$93.25	$92.01	$91.72	$93.59	$91.51	$94.98

Recent Sales of Unregistered Securities

The following sets forth information regarding all unregistered securities sold since January 1, 2012:

Convertible Redeemable Preferred Stock Issuances

•

On March 14, 2012, we issued 11,486,999 shares of our Series E convertible redeemable preferred stock, par value $0.001 per share, 2,284,960 shares of our Series E-2 convertible redeemable preferred stock, par value $0.001 per share, warrants to purchase 2,062,495 shares of our Series E convertible redeemable preferred stock at an exercise price of $0.01 per share, and warrants to purchase 1,380,496 shares of our Series E-2 convertible redeemable preferred stock at an exercise price of $0.01 per share, to 16 investors at a purchase price of $7.8776 per share for an aggregate purchase price of $108,490,000.

•	On March 14, 2012, we issued 1,586,778 shares of our Series E-1 convertible redeemable preferred stock, par value $0.001 per share, to 14 investors at a purchase price of $7.8776 per share for an aggregate purchase price of $12,500,000. These shares were issued as partial consideration in connection with our acquisition of ID Analytics.

Options, Restricted Stock Units, and Common Stock Issuances

•

From January 1, 2012 to October 10, 2012 (the date of the filing of our registration statement on Form S-8, File No. 333-184360), we granted to our directors, officers, employees, and consultants (a) stock options to purchase an aggregate of 4,940,886 shares of our common stock under our Amended and Restated 2006 Incentive Compensation Plan (“2006 Plan”) and 2012 Incentive Compensation Plan (“2012 Plan”), at a weighted average exercise price of $6.19 per share, and (b) 271,000 restricted stock units under our 2012 Plan.

•

From January 1, 2012 to October 10, 2012 (the date of the filing of our registration statement on Form S-8, File No. 333-184360), we issued and sold an aggregate of 116,966 shares of common stock that were not registered under the Securities Act to our directors, officers, employees, and consultants pursuant to the exercise of stock options granted under our 2006 Plan at exercise prices ranging from $0.70 to $7.00 per share, for an aggregate amount of $255,117.

•

From January 1, 2012 to December 31, 2012, we issued and sold an aggregate of 36,563 shares of common stock that were not registered under the Securities Act pursuant to the exercise of warrants to purchase common stock at exercise prices ranging from $0.01 to $4.00 per share, for an aggregate amount of $197.

Unless otherwise stated, the sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act (or Regulation D promulgated thereunder), or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their employment or other relationship with us or through other access to information provided by us, to information about us. The sales of these securities were made without any general solicitation or advertising.

Use of Proceeds

On October 2, 2012, our registration statement on Form S-1 (File No. 333-183598) was declared effective for our IPO. On October 9, 2012, we closed our IPO of 15,700,000 shares of common stock at an offering price of $9.00 per share, of which 15,500,000 shares were sold by us, and 200,000 shares were sold by selling stockholders. The underwriters of the offering were Goldman, Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Canaccord Genuity Inc., and Needham & Company, LLC. Following the sale of the shares in connection with the closing of our IPO, the offering terminated.

As a result of the offering, we received total net proceeds of approximately $125.7 million, after deducting the underwriting discount of approximately $9.8 million and offering-related expenses of approximately $4.1 million. Affiliates of Goldman, Sachs & Co. owned more than 10% of our outstanding capital stock at the time of our IPO, and Hillel Moerman, one of our directors until October 2012, serves as a Vice President of Goldman, Sachs & Co. We paid an underwriting discount of approximately $3.4 million to Goldman, Sachs & Co. in connection with our sale of shares in our IPO. No other payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates other than the payment of certain legal expenses on behalf of our selling stockholders and payments in the ordinary course of business to officers for salaries.

In October 2012, we used approximately $62.6 million of the net proceeds from our IPO to repay the outstanding balance under our term loan, and approximately $10.7 million of the net proceeds from our IPO to pay the previous holders of our Series E-1 convertible redeemable preferred stock. The remaining net proceeds from our IPO have been invested in short-term, investment-grade, interest-bearing securities and used for working capital. There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus filed with the SEC on October 3, 2012 pursuant to Rule 424(b)(4) of the Securities Act.

Each of Bank of America, N.A., an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated, an underwriter in our IPO, and Royal Bank of Canada, an affiliate of RBC Capital Markets, LLC, an underwriter in our IPO, was a lender under the term loan portion of our senior credit facility and received more than five percent of the net proceeds of our IPO.

Issuer Purchases of Equity Securities

None.

ITEM 6. SELECTED	FINANCIAL DATA

The following selected financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

We have derived the consolidated statements of operations data for the years ended December 31, 2012, 2011, and 2010 and the consolidated balance sheet data as of December 31, 2012 and 2011 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We have derived the consolidated statements of operations data for the years ended December 31, 2009 and 2008 and the consolidated balance sheet data as of December 31, 2010, 2009, and 2008 from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that should be expected in the future.

On March 14, 2012, we completed our acquisition of ID Analytics. Accordingly, the consolidated statements of operations data for the year ended December 31, 2012 only includes the results for ID Analytics since that date.

	Year Ended December 31,
	2012	2011	2010	2009	2008
Consolidated Statements of Operations Data:	(in thousands, except per share data)
Revenue:
Consumer revenue	$254,678	$193,949	$162,279	$131,368	$91,253
Enterprise revenue	21,750	-	-	-	-

Total revenue	276,428	193,949	162,279	131,368	91,253
Cost of services	79,916	62,630	51,445	43,109	30,701

Gross profit	196,512	131,319	110,834	88,259	60,552
Expenses:
Sales and marketing	122,989	91,217	78,844	77,815	80,903
Technology and development	29,543	17,749	21,338	19,925	10,557
General and administrative	24,629	17,510	23,306	45,900	26,556
Amortization of acquired intangible assets	6,258	-	-	-	-

Total expenses	183,419	126,476	123,488	143,640	118,016

Income (loss) from operations	13,093	4,843	(12,654)	(55,381)	(57,464)
Other income (expense):
Interest expense	(3,677)	(231)	(1,368)	(1,385)	(606)
Interest income	30	8	28	110	175
Change in fair value of warrant liabilities	3,117	(8,658)	(1,333)	(1,919)	(331)
Change in fair value of embedded derivative	(2,785)	-	-	-	-
Other	(5)	(5)	(41)	(49)	1

Total other expense	(3,320)	(8,886)	(2,714)	(3,243)	(761)

Income (loss) before provision for income taxes	9,773	(4,043)	(15,368)	(58,624)	(58,225)
Income tax (benefit) expense	(13,730)	214	8	39	26

Net income (loss)	23,503	(4,257)	(15,376)	(58,663)	(58,251)
Accretion of convertible redeemable preferred stock	(9,378)	(18,926)	(16,145)	(10,299)	(6,550)
Contingent beneficial conversion feature	(2,452)	-	-	-	-
Net income allocable to convertible redeemable preferred stockholders	(5,504)	-	-	-	-

Net income available (loss attributable) to common stockholders	$6,169	$(23,183)	$(31,521)	$(68,962)	$(64,801)

Net income available (loss attributable) per share to common stockholders:
Basic	$0.18	$(1.24)	$(1.74)	$(3.86)	$(3.64)
Diluted	$0.09	$(1.24)	$(1.74)	$(3.86)	$(3.64)
Weighted-average common shares outstanding:
Basic	35,082	18,725	18,068	17,843	17,825
Diluted	62,191	18,725	18,068	17,843	17,825

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Consolidated Statements of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$48,423	$24,344	$(14,510)	$(23,396)	$(25,488)
Investing activities	$(163,180)	$(1,531)	$(1,484)	$(5,094)	$(3,443)
Financing activities	$220,104	$(11,544)	$27,964	$22,636	$34,249

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except percentages and per member data)
	(Unaudited)
Other Financial and Operational Data:
Cumulative ending members (1)	2,480	2,075	1,748	1,621	1,331
Gross new members (2)	762	704	517	618	924
Member retention rate (3)	87.1%	82.7%	79.1%	79.3%	89.8%
Average cost of acquisition per member (4)	$150	$130	$152	$126	$88
Monthly average revenue per member (5)	$9.28	$8.54	$7.94	$7.30	$7.38
Enterprise transactions (6)	227,039	184,012	108,707	75,763	76,083
Adjusted net income (loss) (7)	$22,002	$7,686	$(10,792)	$(54,603)	$(56,918)
Adjusted EBITDA (8)	$30,278	$11,868	$(5,189)	$(49,402)	$(54,004)
Free cash flow (9)	$40,925	$22,313	$(15,995)	$(28,488)	$(30,598)

(1)	We calculate cumulative ending members as the total number of members at the end of the relevant period. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics—Key Operating Metrics—Cumulative ending members.”

(2)	We calculate gross new members as the total number of members who enroll in one of our consumer services during the relevant period. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics—Key Operating Metrics—Gross new members.”

(3)	We define member retention rate as the percentage of members on the last day of the prior year who remain members on the last day of the current year, or for quarterly presentations, the percentage of members on the last day of the comparable quarterly period in the prior year who remain members on the last day of the current quarterly period. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics—Key Operating Metrics—Member retention rate.”

(4)	We calculate average cost of acquisition per member as our sales and marketing expense for our consumer segment during the relevant period divided by our gross new members for the period. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics—Key Operating Metrics—Average cost of acquisition per member.”

(5)	We calculate monthly average revenue per member as our consumer revenue during the relevant period divided by the average number of cumulative ending members during the relevant period (determined by taking the average of the cumulative ending members at the beginning of the relevant period and the cumulative ending members at the end of each month in the relevant period), divided by the number of months in the relevant period. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics—Key Operating Metrics—Monthly average revenue per member.”

(6)	We calculate enterprise transactions as the total number of transactions processed for either an identity risk or credit risk score during the relevant period. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics—Key Operating Metrics—Enterprise transactions.” Our enterprise transactions are processed by ID Analytics, which we acquired on March 14, 2012. Accordingly, the enterprise transactions data includes transactions processed by ID Analytics before the acquisition.

(7)	Adjusted net income (loss) is a non-GAAP financial measure that we calculate as net income (loss) excluding amortization of intangible assets, change in fair value of warrant liabilities, change in fair value of embedded derivatives, income tax benefits resulting from the acquisition of ID Analytics, and share-based compensation. For more information about adjusted net income (loss) and a reconciliation of adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, see “Non-GAAP Financial Measures—Adjusted Net Income.”

(8)	Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss) excluding depreciation and amortization, interest expense, interest income, change in fair value of warrant liabilities, change in fair value of embedded derivatives, other income (expense) (which consists primarily of gains and losses on disposal of fixed assets), income taxes, and share-based compensation. For more information about adjusted EBITDA and a reconciliation of adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, see “Non-GAAP Financial Measures—Adjusted EBITDA.”

(9)	Free cash flow is a non-GAAP financial measure that we calculate as net cash provided by (used in) operating activities less net cash used in investing activities for acquisitions of property and equipment. For more information about free cash flow and a reconciliation of free cash flow to net cash provided by (used in) operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, see “Non-GAAP Financial Measures—Free Cash Flow.”

Share-based compensation included in the statement of operations data above was as follows:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Cost of services	$648	$309	$262	$171	$107
Sales and marketing	1,053	655	690	543	266
Technology and development	1,711	783	845	394	254
General and administrative	3,346	1,538	1,454	1,033	375

Total share-based compensation	$6,758	$3,285	$3,251	$2,141	$1,002

	As of December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$134,197	$28,850	$17,581	$5,611	$11,465
Property and equipment, net	9,701	4,049	6,534	8,624	7,448
Working capital (deficit), excluding deferred revenue	119,030	13,947	(10.915)	(26,541)	(9,832)
Total assets	339,588	42,060	31,360	20,793	23,929
Deferred revenue	90,877	70,020	56,580	49,433	37,879
Long-term debt, including current portion	-	-	13,010	218	17,081
Convertible redeemable preferred stock	-	145,207	126,281	93,069	43,278
Total stockholders’ equity (deficit)	219,966	(214,267)	(196,121)	(168,302)	(102,107)

Non-GAAP Financial Measures

Adjusted Net Income (Loss)

We have included adjusted net income (loss) in this Annual Report on Form 10-K because it is a key measure used by us to understand and evaluate our core operating performance and trends. In particular, the exclusion of certain expenses in calculating adjusted net income (loss) can provide a useful measure for period-to-period comparisons of our core business.

Accordingly, we believe that adjusted net income (loss) provides useful information to investors and others in understanding and evaluating our operating results in the same manner as we do. We believe that it is useful to exclude amortization of acquired intangible assets, change in fair value of warrant liabilities and embedded derivative, income tax benefits from our acquisition of ID Analytics, and share-based compensation from net income (loss) because (i) the amount of such non-cash expenses in any specific period may not directly correlate to the underlying operational performance of our business, and (ii) such expenses can vary significantly between periods as a result of new acquisitions and full amortization of previously acquired intangible assets.

More specifically, we believe that it is useful to exclude amortization of acquired intangible assets from net income (loss) because it is a function of our acquisitions and their associated costs. In analyzing the performance of our business currently, we believe it is helpful to also consider the business without taking into account costs or benefits accruing from historical decisions on merger and acquisition activities. While these expense and related investments affect the overall financial health of our company, we evaluate them separately and they relate to historic decisions. Further, amortization of acquired intangible assets does not result in ongoing cash expenditures. Investors should note that the use of assets being amortized contributed to revenue earned during the periods presented and will continue to contribute to future period revenue. This amortization expense will recur in future periods for GAAP purposes.

We believe that it is useful to exclude change in fair value of warrant liabilities and embedded derivative associated with the revaluation of warrants and embedded derivative from net income (loss). These items vary significantly in size and amount and are excluded by us when evaluating and predicting earnings trends because these charges are based on many subjective inputs at a point in time and many of these inputs are not necessarily directly related to the performance of our business. Due to subjective assumptions that underlie valuation methodologies used in the calculation, as well as the impact of non-operational factors such as the fair value of our common stock on the magnitude of this expense, we exclude these gains or losses when evaluating the ongoing performance of our business.

We believe that it is useful to exclude the income tax benefits from our acquisition of ID Analytics from net income (loss) because it is a function of the release of our valuation allowance on deferred tax assets resulting from our acquisition of ID Analytics. In analyzing the performance of our business currently, we believe it is helpful to also consider the business without taking into account costs or benefits accruing from historical decisions on merger and acquisition activities. Further, the income tax benefit from our acquisition of ID Analytics does not result in ongoing cash expenditures.

We believe it is appropriate to exclude share-based compensation expense from net income (loss) because non-cash equity grants made at a certain price and point in time do not reflect how our business is performing at any particular time. While we believe that stockholders should have information about any dilutive effect of outstanding options and the cost of that compensation, we also believe that stockholders should have the ability to view the non-GAAP financial measures that exclude these costs that we use to evaluate our business. The determination of share-based compensation expense is based on many subjective inputs at a point in time and many of these inputs are not necessarily directly related to the performance of our business. Therefore, excluding this cost gives us a clearer view of the operating performance of our business. Because of varying available valuation methodologies, subjective assumptions, and the variety of award types that companies may use under the Financial Accounting Standards Board (“FASB”), ASC Topic 718, which governs the accounting treatment for share-based compensation, as well as the impact of non-operational factors such as the fair value of our common stock on the magnitude of this expense, we believe that providing non-GAAP financial measures that exclude share-based compensation expense allows investors to make meaningful comparisons between our operating results with those of other companies. Share-based compensation has been a significant non-cash recurring expense in our business and has been used as a key incentive offered to our employees. We believe such compensation contributed to the revenue earned during the periods presented and also believe it will contribute to the generation of future period revenue. Share-based compensation expense will recur in future periods for GAAP purposes.

Our use of adjusted net income (loss) has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our operating results as reported under GAAP. Some of these limitations include the following:

•

although amortization of intangible assets is a non-cash charge, additional intangible assets may be acquired in the future and adjusted net income (loss) does not reflect cash capital expenditure requirements for new acquisitions;

•	adjusted net income (loss) does not reflect changes in, or cash requirements for, our working capital needs;

•	adjusted net income (loss) does not consider the potentially dilutive impact of share-based compensation;

•

adjusted net income (loss) does not reflect the income tax benefit resulting from the release of the valuation allowance due to increased deferred tax liabilities resulting from our acquisition of ID Analytics; and

•	other companies, including companies in our industry, may calculate adjusted net income (loss) or similarly titled measures differently, limiting their usefulness as a comparative measure.

Because of these limitations, you should consider adjusted net income (loss) alongside other financial performance measures, including various cash flow metrics, net income (loss), and our other GAAP results. The following table presents a reconciliation of adjusted net income (loss) to net income (loss) for each of the periods indicated:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Reconciliation of Net Income (Loss) to Adjusted Net Income (Loss):
Net income (loss)	$23,503	$(4,257)	$(15,376)	$(58,663)	$(58,251)
Amortization of acquired intangible assets	6,258	-	-	-	-
Change in fair value of warrant liabilities	(3,117)	8,658	1,333	1,919	331
Change in fair value of embedded derivative	2,785	-	-	-	-
Tax benefit from acquisition	(14,185)	-	-	-	-
Share-based compensation	6,758	3,285	3,251	2,141	1,002

Adjusted net income (loss)	$22,002	$7,686	$(10,792)	$(54,603)	$(56,918)

Adjusted EBITDA

We have included adjusted EBITDA in this Annual Report on Form 10-K because it is a key measure used by us to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop short- and long-term operational plans. In particular, the exclusion of certain expenses in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Additionally, adjusted EBITDA is a key financial measure used in determining management’s incentive compensation.

Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as we do. We believe that it is useful to exclude non-cash charges for depreciation and amortization, change in fair value of warrant liabilities and embedded derivative, and share-based compensation from net income (loss) because (i) the amount of such non-cash expenses in any specific period may not directly correlate to the underlying operational performance of our business, and (ii) such expenses can vary significantly between periods as a result of new acquisitions and full amortization of previously acquired intangible assets.

More specifically, we believe that it is useful to exclude depreciation and amortization from net income (loss) because depreciation is a function of our capital expenditures, while amortization reflects other asset acquisitions and their associated costs. In analyzing the performance of our business currently, we believe it is helpful to also consider the business without taking into account costs or benefits accruing from historical decisions on infrastructure and capacity. While these expense and related investments affect the overall financial health of our company, we evaluate them separately and they relate to historic decisions. Further, depreciation and amortization do not result in ongoing cash expenditures. Investors should note that the use of assets being depreciated or amortized contributed to revenue earned during the periods presented and will continue to contribute to future period revenue. This depreciation and amortization expense will recur in future periods for GAAP purposes.

We believe that it is useful to exclude change in fair value of warrant liabilities and embedded derivative associated with the revaluation of warrants and embedded derivative from EBITDA. These items vary significantly in size and amount and are excluded by us when evaluating and predicting earnings trends because these charges are based on many subjective inputs at a point in time and many of these inputs are not necessarily directly related to the performance of our business. Due to subjective assumptions that underlie valuation methodologies used in the calculation, as well as the impact of non-operational factors such as the fair value of our common stock on the magnitude of this expense, we exclude these gains or losses when evaluating the ongoing performance of our business.

We believe it is appropriate to exclude share-based compensation expense from EBITDA because non-cash equity grants made at a certain price and point in time do not reflect how our business is performing at any particular time. While we believe that stockholders should have information about any dilutive effect of outstanding options and the cost of that compensation, we also believe that stockholders should have the ability to view the non-GAAP financial measures that exclude these costs that we use to evaluate our business. The determination of share-based compensation expense is based on many subjective inputs at a point in time and many of these inputs are not necessarily directly related to the performance of our business. Therefore, excluding this cost gives us a clearer view of the operating performance of our business. Because of varying available valuation methodologies, subjective assumptions, and the variety of award types that companies may use under the FASB, ASC Topic 718, which governs the accounting treatment for share-based compensation, as well as the impact of non-operational factors such as the fair value of our common stock on the magnitude of this expense, we believe that providing non-GAAP financial measures that exclude share-based compensation expense allows investors to make meaningful comparisons between our operating results with those of other companies. Share-based compensation has been a significant non-cash recurring expense in our business and has been used as a key incentive offered to our employees. We believe such compensation contributed to the revenue earned during the periods presented and also believe it will contribute to the generation of future period revenue. Share-based compensation expense will recur in future periods for GAAP purposes.

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

Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss), and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA to net income (loss) for each of the periods indicated:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net income (loss)	$23,503	$(4,257)	$(15,376)	$(58,663)	$(58,251)
Depreciation and amortization	10,427	3,740	4,214	3,838	2,458
Interest expense	3,677	231	1,368	1,385	606
Interest income	(30)	(8)	(28)	(110)	(175)
Change in fair value of warrant liabilities	(3,117)	8,658	1,333	1,919	331
Change in fair value of embedded derivative	2,785	-	-	-	-
Other (income) expense	5	5	41	49	(1)
Income tax (benefit) expense	(13,730)	214	8	39	26
Share-based compensation	6,758	3,285	3,251	2,141	1,002

Adjusted EBITDA	$30,278	$11,868	$(5,189)	$(49,402)	$(54,004)

Free Cash Flow

We use free cash flow as a measure of our operating performance; for planning purposes, including the preparation of our annual operating budget; to allocate resources to enhance the financial performance of our business; to evaluate the effectiveness of our business strategies; to provide consistency and comparability with past financial performance; to determine capital requirements; to facilitate a comparison of our results with those of other companies; and in communications with our board of directors concerning our financial performance.

We use free cash flow to evaluate our business because, although it is similar to net cash provided by (used in) operating activities, we believe it typically presents a more conservative measure of cash flow as purchases of property and equipment are necessary components of ongoing operations. We believe that this non-GAAP financial measure is useful in evaluating our business because free cash flow reflects the cash surplus available to fund the expansion of our business after payment of capital expenditures relating to the necessary components of ongoing operations. We also believe that the use of free cash flow provides consistency and comparability with our past financial performance, facilitates period-to-period comparisons of operations, and also facilitates comparisons with other companies, many of which use similar non-GAAP financial measures to supplement their GAAP results.

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

Because of these limitations, you should consider free cash flow alongside other financial performance measures, including net cash provided by (used in) operating activities, net income (loss), and our other GAAP results. The following table presents a reconciliation of free cash flow to net cash provided by (used in) operating activities for each of the periods indicated:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Reconciliation of Net Cash Provided by (Used In)
Operating Activities to Free Cash Flow:
Net cash provided by (used in) operating activities	$48,423	$24,344	$(14,510)	$(23,396)	$(25,488)
Acquisitions of property and equipment	(7,498)	(2,031)	(1,485)	(5,092)	(5,110)

Free cash flow	$40,925	$22,313	$(15,995)	$(28,488)	$(30,598)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with “Selected Financial Data” and our consolidated financial statements and accompanying notes appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements, based upon our current expectations and related to future events and our future financial performance, that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors,” “Forward-Looking Statements,” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a leading provider of proactive identity theft protection services for consumers and identity risk assessment and fraud protection services for enterprises. We protect our members by constantly monitoring identity-related events, such as new account openings and credit-related applications. If we detect that a member’s personally identifiable information is being used, we offer notifications and alerts, including proactive, near real-time, actionable alerts that provide our members peace of mind that we are monitoring use of their identity and allow our members to confirm valid or unauthorized identity use. If a member confirms that the use of his or her identity is unauthorized, we can stop the transaction or otherwise rapidly take actions designed to protect the member’s identity. We also provide remediation services to our members in the event that an identity theft actually occurs. We protect our enterprise customers by delivering on-demand identity risk and authentication information about consumers. Our enterprise customers utilize this information in real time to make decisions about opening or modifying accounts and providing products, services, or credit to consumers to reduce financial losses from identity fraud.

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

We offer our consumer identity theft protection services on a monthly or annual, automatically renewing subscription basis. As of December 31, 2012, approximately 60% of our members subscribed to our consumer services on an annual basis. We currently offer our consumer services under our basic LifeLock, LifeLock Command Center, and premium LifeLock Ultimate services, with retail list prices of $10, $15, and $25 per month and $110, $165, and $275 per year, respectively. Our average revenue per member is lower than our retail list prices due to wholesale or bulk pricing that we offer to strategic partners in our embedded product, employee benefits and breach distribution channels to drive our membership growth. In our embedded product channel, our strategic partners embed our consumer services into their products and services and pay us on behalf of their customers; in our employee benefit channel, our strategic partners offer our consumer services as a voluntary benefit as part of their employee benefit enrollment process; and in our breach channel, enterprises that have experienced a data breach pay us a fee to provide our services to the victims of the data breach. We also offer special discounts and promotions from time to time to incentivize prospective members to enroll in one of our consumer services. Our members pay us the full subscription fee at the beginning of each subscription period, in most cases by authorizing us to directly charge their credit or debit cards. We initially record the subscription fee as deferred revenue and then recognize it ratably on a daily basis over the subscription period. The prepaid subscription fees enhance our visibility of revenue and allow us to collect cash prior to paying our fulfillment partners.

Our enterprise customers pay us based on their monthly volume of transactions with us, with approximately half of them committed to monthly transaction minimums. We recognize revenue at the end of each month based on transaction volume for that month and bill our enterprise customers at the conclusion of each month.

We have historically invested aggressively in new member acquisition and expect to continue to do so for the foreseeable future. Our largest operating expense is advertising for member acquisition, which we record as a sales and marketing expense. This is comprised of radio, television, and print advertisements; direct mail campaigns; online display advertising; paid search and search-engine optimization; third-party endorsements; and education programs. In 2012, 2011, and 2010, our total advertising expense was $66.0 million, $54.6 million, and $42.7 million, respectively. We also pay internal and external sale commissions, which we record as a sales and marketing expense.

Since our founding in April 2005, we have experienced 31 consecutive quarters of sequential growth in both revenue and cumulative ending members primarily due to the success of our marketing efforts, the introduction of premium services, and our strong member retention rate. In general, increases in revenue and cumulative ending members occur during and after periods of significant and effective direct retail marketing efforts.

Our revenue grew from $193.9 million in 2011 to $276.4 million in 2012 (including revenue of $21.8 million contributed by ID Analytics since our March 2012 acquisition), an increase of 42.5%, including year-over-year growth within our consumer segment of 31.3%. We generated income from operations of $13.1 million and net income of $23.5 million in 2012. Our net income in 2012 includes an income tax benefit of $14.2 million recognized on our acquisition of ID Analytics.

Our Business Model

In our consumer business, we evaluate the lifetime value of a member relationship over its anticipated lifecycle. While we generally incur member acquisition costs in advance of or at the time of the acquisition of the member, we recognize revenue ratably over the subscription period. As a result, a member relationship is not profitable at the beginning of the subscription period even though it is likely to have value to us over the lifetime of the member relationship.

When a member’s subscription automatically renews in each successive period, the relative value of that member increases because we do not incur significant incremental acquisition costs. We also benefit from decreasing fulfillment and member support costs related to that member, as well as economies of scale in our capital and operating and other support expenditures.

In our enterprise business, the majority of our costs relate to personnel primarily responsible for data analytics, data management, software development, sales and operations, and various support functions. We incur minimal third-party data expenses, as our enterprise customers typically provide us with their customer transaction data as part of our service. New customer acquisition is often a lengthy process requiring significant investment in the sales team, including costs related to detailed retrospective data analysis to demonstrate the return on investment to prospective customers had our services been deployed over a specific period of time. Since most of the expenses in our enterprise business are fixed in nature, as we add new enterprise customers, there are typically modest incremental costs resulting in additional economies of scale.

Key Metrics

We regularly review a number of operating and financial metrics to evaluate our business, determine the allocation of our resources, measure the effectiveness of our sales and marketing efforts, make corporate strategy decisions, and assess operational efficiencies.

Key Operating Metrics

The following table summarizes our key operating metrics for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
	(in thousands, except percentages and per member data)
	(Unaudited)
Cumulative ending members	2,480	2,075	1,748
Gross new members	762	704	517
Member retention rate	87.1%	82.7%	79.1%
Average cost of acquisition per member	$150	$130	$152
Monthly average revenue per member	$9.28	$8.54	$7.94
Enterprise transactions	227,039	184,012	108,707

Cumulative ending members. We calculate cumulative ending members as the total number of members at the end of the relevant period. Most of our members are paying subscribers who have enrolled in our consumer services directly with us on a monthly or annual basis. A small percentage of our members receive our consumer services through third-party enterprises that pay us directly, often as a result of a breach within the enterprise or by embedding our service within a broader third- party offering. We monitor cumulative ending members because it provides an indication of the revenue and expenses that we expect to recognize in the future.

As of December 31, 2012, we had approximately 2.5 million cumulative ending members, an increase of 20% from December 31, 2011. This increase was driven by the success of our marketing campaigns, the penetration of our LifeLock Ultimate service, and our continued retention improvements.

Gross new members. We calculate gross new members as the total number of new members who enroll in one of our consumer services during the relevant period. Many factors may affect the volume of gross new members in each period, including the effectiveness of our marketing campaigns, the timing of our marketing programs, the effectiveness of our strategic partnerships, and the general level of identity theft coverage in the media. We monitor gross new members because it provides an indication of the revenue and expenses that we expect to recognize in the future. For the year ended December 31, 2012, we enrolled approximately 762,000 gross new members, up from approximately 704,000 for the year ended December 31, 2011. This increase was driven by the success of our marketing campaigns and the penetration of our LifeLock Ultimate service, which accounted for approximately one-third of our gross new members during the year.

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

As of December 31, 2012, our member retention rate was 87.1%, an increase of 4.4% points from December 31, 2011. This continued improvement was due to a combination of our focus on customer service, operational efficiencies and product superiority.

Average cost of acquisition per member. We calculate average cost of acquisition per member as our sales and marketing expense for our consumer segment during the relevant period divided by our gross new members for the period. A number of factors may influence this metric, including shifts in the mix of our media spend. For example, when we engage in marketing efforts to build our brand, our cost of acquisition per member increases in the short term with the expectation that it will decrease over the long term. In addition, when we introduce new partnerships in our embedded product channel, such as our partnership with AOL in the fourth quarter of 2011, our average cost of acquisition per member decreases due to the volume of members that enroll in our consumer services in a relatively short period of time. We monitor average cost of acquisition per member to evaluate the efficiency of our marketing programs in acquiring new members. For the year ended December 31, 2012, our average cost of acquisition per member was $150, up from $130 for the year ended December 31, 2011. Our average cost of acquisition per member in 2011 benefited from the large number of members enrolled through our embedded product channel, including through our partnership with AOL. In our embedded product channel, we typically enroll a large number of members with little cost of acquisition.

Monthly average revenue per member. We calculate monthly average revenue per member as our consumer revenue during the relevant period divided by the average number of cumulative ending members during the relevant period (determined by taking the average of the cumulative ending members at the beginning of the relevant period and the cumulative ending members at the end of each month in the relevant period), divided by the number of months in the relevant period. A number of factors may influence this metric, including whether a member enrolls in one of our premium services; whether we offer the member any promotional discounts upon enrollment; the distribution channel through which we acquire the member, as we offer wholesale pricing in our embedded product, employee benefit, and breach channels; and whether a new member subscribes on a monthly or annual basis, as members enrolling on an annual subscription receive a discount for paying for a year in advance. While our retail list prices have historically remained unchanged, our average revenue per member increased by approximately 9% in 2012. This growth was primarily driven by increased adoption of our higher priced premium services by a greater percentage of our members, a trend we expect will continue. We monitor monthly average revenue per member because it is a strong indicator of revenue in our consumer business and of the performance of our premium services. The increase in our monthly average revenue per member resulted primarily from the penetration of our LifeLock Ultimate service, which accounted for approximately one-third of our gross new members in 2012.

Our monthly average revenue per member for the year ended December 31, 2012 was $9.28, an increase of 9% from the year ended December 31, 2011.

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

We had 227 million enterprise transactions for the year ended December 31, 2012, an increase of 23% over the year ended December 31, 2011. Enterprise transactions increased year-over-year as we continued to expand our enterprise customer base.

Key Financial Metrics

The following table summarizes our key financial metrics for the years ended December 31, 2012, 2011, and 2010:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Consumer revenue	$254,678	$193,949	$162,279
Enterprise revenue	21,750	-	-

Total revenue	276,428	193,949	162,279
Adjusted net income	22,002	7,686	(10,792)
Adjusted EBITDA	30,278	11,868	(5,189)
Free cash flow	40,925	22,313	(15,995)

Adjusted net income (loss). Adjusted net income (loss) is a non-GAAP financial measure that we calculate as net income (loss) excluding amortization of intangible assets, change in fair value of warrant liabilities, change in fair value of embedded derivatives, income tax benefits resulting from the acquisition of ID Analytics, and share-based compensation. We believe that adjusted net income (loss) provides useful information to investors and others in understanding and evaluating our operating results in the same manner as we do. This non-GAAP information is not necessarily comparable to non-GAAP information of other companies. Non-GAAP information should not be viewed as a substitute for, or superior to, net income (loss) prepared in accordance with GAAP as a measure of our profitability or liquidity. Users of this financial information should consider the types of events and transactions for which adjustments have been made. For more information about adjusted net income (loss) and a reconciliation of adjusted net income (loss) to net income (loss), see “Selected Financial Data—Non-GAAP Financial Measures—Adjusted Net Income (Loss).”

Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss) excluding depreciation and amortization, interest expense, interest income, change in fair value of warrant liabilities, other income (expense) (which consists primarily of gains and losses on disposal of fixed assets), income taxes, and share-based compensation. We believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as we do. This non-GAAP information is not necessarily comparable to non-GAAP information of other companies. Non-GAAP information should not be viewed as a substitute for, or superior to, net income (loss) prepared in accordance with GAAP as a measure of our profitability or liquidity. Users of this financial information should consider the types of events and transactions for which adjustments have been made. For more information about adjusted EBITDA and a reconciliation of adjusted EBITDA to net income (loss), see “Selected Financial Data—Non-GAAP Financial Measures—Adjusted EBITDA.”

Free cash flow. Free cash flow is a non-GAAP financial measure that we calculate as net cash provided by (used in) operating activities less net cash used in investing activities for acquisitions of property and equipment. We believe that free cash flow provides useful information to investors and others in understanding and evaluating our operating results in the same manner as we do. This non-GAAP information is not necessarily comparable to non-GAAP information of other companies. Non-GAAP information should not be viewed as a substitute for, or superior to, net cash provided by (used in) operating activities prepared in accordance with GAAP to analyze our operating results. Users of this financial information should consider the types of events and transactions for which adjustments have been made. For more information about free cash flow and a reconciliation of free cash flow to net cash provided by (used in) operating activities, see “Selected Financial Data—Non-GAAP Financial Measures—Free Cash Flow.”

Factors Affecting Our Performance

Customer acquisition costs. We expect to continue to make significant expenditures to grow our member and enterprise customer bases. Our average cost of acquisition per member and the number of new members we generate depends on a number of factors, including the effectiveness of our marketing campaigns, changes in cost of media, the competitive environment in our markets, the prevalence of identity theft issues in the media, publicity about our company, and the level of differentiation of our services. Shifts in the mix of our media spend also influence our member acquisition costs. For example, when we engage in marketing efforts to build our brand, our member acquisition costs increase in the short term with the expectation that they will decrease over the long term. We also continually test new media outlets, marketing campaigns, and call center scripting, each of which impacts our average cost of acquisition per member. In addition, given the early success of our LifeLock Ultimate service since its launch in the fourth quarter of 2011, we expect to be able to absorb a higher average cost of acquisition per member and still recognize value over the lifetime of our member relationships.

Mix of members by services, billing cycle, and distribution channel. Our performance is affected by the mix of members subscribing to our various consumer services, by billing cycle (annual versus monthly), and by the distribution channel through which we acquire the member. Our adjusted EBITDA, adjusted net income (loss), free cash flow, and average cost of acquisition per member are all affected by this mix. We have seen a recent shift to more monthly members, in large part due to the increase in the number of members enrolling through our embedded product channel in which our members enroll on a monthly basis. We also have seen an increase in the number of LifeLock Ultimate members as a percentage of our gross new members.

Customer retention. We have continued to improve the retention of our members and, as a result, the anticipated lifetime value of our members. Our member retention rate improved to 87.1% in 2012 from 82.7% in 2011. Our ability to continue to improve our member retention rate may be affected by a number of factors, including the effectiveness of our services, the performance of our member services organization, external media coverage of identity theft, the continued evolution of our service offerings, the competitive environment, the effectiveness of our media spend, and other developments.

Our enterprise business relies on the retention of enterprise customers to maintain the effectiveness of our services because our enterprise customers typically provide us with their customer transaction data as part of our service. Losing a significant number of these customers would reduce the breadth and effectiveness of our services. In addition, we believe approximately 16% of the 2012 revenue of ID Analytics, or approximately 2% of our overall pro forma 2012 revenue, was derived from direct competitors to our consumer business. This percentage may decline over time.

Investments to grow our business. We will continue to invest to grow our business. Investments in the development and marketing of new services, the continued enhancement of our existing services, and the relocation of one of our data centers, which occurred during the fourth quarter of 2012, will increase our operating expenses in the near term and thus may negatively impact our operating results in the short term, although we anticipate that these investments will grow and improve our business over the long term.

Regulatory developments. Our business is subject to regulation by federal, state, and local authorities. Any changes to the existing applicable laws, regulations, or rules; any determination that other laws, regulations, or rules are applicable to us; or any determination that we have violated any of these laws, regulations, or rules could adversely impact our operating results. For example, in May 2012, we entered into a settlement agreement with the New York State Department of Taxation and Finance regarding our collection of sales tax in the state of New York. We recently began collecting and remitting sales tax in several states related to the sale of our consumer services. Additional states or one or more countries or other jurisdictions may seek to impose sales or other tax collection obligations on us in the future. A successful assertion by any state, country, or other jurisdiction that we should be collecting sales or other taxes on the sale of our services could, among other things, increase the cost of our services, create significant administrative burdens for us, result in substantial tax liabilities for past sales, discourage current members and other consumers from purchasing our services, or otherwise substantially harm our business and operating results.

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

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets is the amortization expense associated with core technology, customer relationships, and trade names and trademarks resulting from business acquisitions. As of

December 31, 2012, we had $51.2 million in intangible assets, net of amortization, as a result of our acquisition of ID Analytics. The intangible assets have useful lives of between five and ten years and we expect to recognize approximately $7.9 million of amortization expense per year over the next four years.

Other Income (Expense)

Other income (expense) consists primarily of interest income on our cash and cash equivalents, interest expense on our indebtedness, changes in the fair value of our warrant liabilities and changes in the fair value of our embedded derivative. Gains and losses on our warrant liabilities result from the re-measurement of the fair value of warrants to purchase our convertible redeemable preferred stock, which we account for as liabilities. Upon the completion of our IPO in October 2012, the warrants to purchase our convertible redeemable preferred stock were converted to warrants to purchase common stock and, at that time, were reclassified to equity. Accordingly, we will no longer be required to re-measure the fair value of our warrants.

We recorded a liability of $7.9 million for an embedded derivative associated with our Series E-1 convertible redeemable preferred stock issued in connection with our acquisition of ID Analytics in March 2012. The embedded derivative liability was adjusted to fair value at each reporting period with any unrealized gain or loss recorded in other income (expense). Based on our anticipated IPO price of $9.00 per share, we increased the liability associated with our embedded derivative to $10.7 million with a corresponding charge of $2.8 million recognized through other income (expense). On October 16, 2012, we paid to the former holders of our Series E-1 convertible redeemable preferred stock $10.7 million in cash as settlement for the embedded derivative and expect no additional income or expense related to the embedded derivative.

Provision for Income Taxes

We are subject to federal income tax as well as state income tax in various states in which we conduct business. Our effective tax rate differs from the statutory rate primarily as a result of the valuation allowance on our deferred taxes, state taxes, and non-deductible expenses.

As of December 31, 2012, we had total deferred tax assets of $68.7 million, consisting primarily of net operating loss carry-forwards. We provided a valuation allowance of $49.1 million against our deferred tax assets as we believed that sufficient uncertainty existed regarding our ability to realize our deferred tax assets. We intend to maintain a valuation allowance until sufficient evidence exists to support the reversal of the valuation allowance. We believe it is possible our future operating results will yield sufficient evidence to support the conclusion that it is more likely than not we will realize the tax benefit of our net operating losses. If that becomes the case, subject to review of other qualitative factors and uncertainties, we would expect to begin reversing some or all of our remaining deferred tax asset valuation allowance. For the periods following the recognition of this tax benefit and to the extent we are profitable, we will record a tax provision for which the actual payment may be offset against our accumulated net operating loss carry- forwards.

As a result of our acquisition of ID Analytics, we recorded a net deferred tax liability related to the book and tax basis difference resulting from our purchase accounting. As a result of the recognition of this net deferred tax liability, we concluded that the deferred tax assets we had recognized prior to the acquisition for which we had previously recorded a valuation allowance were more likely than not of being realized. Accordingly, we reduced our valuation allowance for these deferred tax assets, which is recorded as an income tax benefit of $14.2 million in our consolidated statement of operations for the year ended December 31, 2012.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods.

	Year Ended December 31,

	2012	2011	2010
	(in thousands)
Consolidated Statements of Operations Data:
Revenue:
Consumer revenue	$254,678	$193,949	$162,279
Enterprise revenue	21,750	-	-

Total revenue	276,428	193,949	162,279
Cost of services	79,916	62,630	51,445

Gross profit	196,512	131,319	110,834
Expenses
Sales and marketing	122,989	91,217	78,844
Technology and development	29,543	17,749	21,338
General and administrative	24,629	17,510	23,306
Amortization of acquired intangible assets	6,258	-	-

Total expenses	183,419	126,476	123,488

Income (loss) from operations	13,093	4,843	(12,654)
Other income (expense):
Interest expense	(3,677)	(231)	(1,368)
Interest income	30	8	28
Change in fair value of warrant liabilities	3,117	(8,658)	(1,333)
Change in fair value of embedded derivative	(2,785)	-	-
Other	(5)	(5)	(41)

Total other expense	(3,320)	(8,886)	(2,714)

Income (loss) before provision for income taxes	9,773	(4,043)	(15,368)
Income tax (benefit) expense	(13,730)	214	8

Net income (loss)	$23,503	$(4,257)	$(15,376)

	Year Ended December 31,
	2012	2011	2010
	(as a percentage of total revenue)
Consolidated Statements of Operations Data:
Revenue:
Consumer revenue	92.1%	100.0%	100.0%
Enterprise revenue	7.9%	-	-

Total revenue	100.0%	100.0%	100.0%
Cost of services	28.9%	32.3%	31.7%

Gross profit	71.1%	67.7%	68.3%
Expenses
Sales and marketing	44.5%	47.0%	48.6%
Technology and development	10.7%	9.2%	13.1%
General and administrative	8.9%	9.0%	14.4%
Amortization of acquired intangible assets	2.3%	-	-

Total expenses	66.4%	65.2%	76.1%

Income (loss) from operations	4.7%	2.5%	-7.8%
Other income (expense):
Interest expense	-1.3%	-0.1%	-0.8%
Interest income	0.0%	0.0%	0.0%
Change in fair value of warrant liabilities	1.1%	-4.5%	-0.8%
Change in fair value of embedded derivative	-1.0%	-	-
Other	0.0%	0.0%	0.0%

Total other expense	-1.2%	-4.6%	-1.7%

Income (loss) before provision for income taxes	3.5%	-2.1%	-9.4%
Income tax (benefit) expense	-5.0%	0.1%	0.0%

Net income (loss)	8.5%	-2.2%	-9.4%

Comparison of the Years Ended December 31, 2012, 2011, and 2010

Total Revenue

	Year Ended December 31,			2011 to 2012	2010 to 2011
	2012	2011	2010	% Change	% Change
	(in thousands)
Consumer revenue	$254,678	$193,949	$162,279	31.3%	19.5%
Enterprise revenue	21,750	-	-	NM	NM

Total revenue	$276,428	$193,949	$162,279	42.5%	19.5%

Consumer revenue for the year ended December 31, 2012 was $254.7 million, an increase of $60.7 million, or 31.3%, over consumer revenue for the year ended December 31, 2011. The increase in our consumer revenue related primarily to an increase in the number of our members, which grew from 2.1 million as of December 31, 2011 to approximately 2.5 million as of December 31, 2012, an increase of 20%. In addition, our monthly average revenue per member increased 9% to $9.28 for the year ended December 31, 2012 from $8.54 for the year ended December 31, 2011. The increase in members and monthly average revenue per member resulted from our continued product development and enhancements and our advertising and marketing campaigns designed to increase the overall awareness of our services and identity theft. In addition, the increase in our monthly average revenue per member resulted primarily from the increased penetration of our LifeLock Ultimate service, which was launched in the fourth quarter of 2011.

Enterprise revenue for the year ended December 31, 2012 was $21.8 million. We acquired ID Analytics on March 14, 2012 and, accordingly, our enterprise revenue for the year ended December 31, 2012 only includes the revenue contributed by ID Analytics since that date.

Revenue from our consumer segment (which was our only segment in 2010 and 2011) for the year ended December 31, 2011 was $193.9 million, an increase of $31.7 million, or 19.5%, over revenue of $162.3 million for the year ended December 31, 2010. The increase in our revenue resulted primarily from an increase in the number of our members, which grew from 1.7 million as of December 31, 2010 to 2.1 million as of December 31, 2011, an increase of 18.7%. The increase resulted from our continued product enhancements and our advertising and marketing campaigns designed to increase the overall awareness of our services and identity theft. In addition, as a result of the increased penetration of our premium services, our monthly average revenue per member increased 8% to $8.54 for the year ended December 31, 2011 from $7.94 for the year ended December 31, 2010.

Cost of Services and Gross Profit

	Year Ended December 31,			2011 to 2012	2010 to 2011
	2012	2011	2010	% Change	% Change
	(in thousands)
Cost of services	$79,916	$62,630	$51,445	27.6%	21.7%
Percentage of revenue	28.9%	32.3%	31.7%
Gross profit	$196,512	$131,319	$110,834	49.6%	18.5%
Percentage of revenue	71.1%	67.7%	68.3%

Gross profit for the year ended December 31, 2012 was $196.5 million, or 71.1% of revenue, an increase of $65.2 million, or 49.6%, over gross profit of $131.3 million, or 67.7% of revenue, for the year ended December 31, 2011. The increase in our gross profit resulted primarily from increased revenue associated with the growth in the number of our members and increasing monthly average revenue per member. The increase in our gross margin percentage resulted primarily from efficiencies in our member services organization, partially offset by higher fulfillment expenses due to enhancements to our service offerings. Gross profit also increased for the year ended December 31, 2012 due to our acquisition of ID Analytics on March 14, 2012, which added revenue from the enterprise segment at a higher gross margin percentage than from our traditional consumer segment. Share-based compensation expenses included in cost of services were $0.6 million and $0.3 million for the years ended December 31, 2012 and 2011, respectively.

Gross profit for the year ended December 31, 2011 was $131.3 million, or 67.7% of revenue, an increase of $20.5 million, or 18.5%, over gross profit of $110.8 million, or 68.3% of revenue, for the year ended December 31, 2010. The increase in our gross profit resulted primarily from increased revenue associated with an increase in the number of our members. Gross margin decreased primarily from a settlement of $1.8 million with the New York State Department of Taxation and Finance for sales tax that was recorded in June 2011. Increases in our fulfillment costs associated with enhancements made to our services throughout the course of 2011 were offset by operating efficiencies of our member services organization. Share-based compensation expenses included in cost of services were $0.3 million for each of the years ended December 31, 2011 and 2010.

Sales and Marketing

	Year Ended December 31,			2011 to 2012	2010 to 2011
	2012	2011	2010	% Change	% Change
	(in thousands)
Sales and marketing	$122,989	$91,217	$78,844	34.8%	15.7%
Percentage of revenue	44.5%	47.0%	48.6%

Sales and marketing expenses for the year ended December 31, 2012 were $123.0 million, or 44.5% of revenue, compared with $91.2 million, or 47.0% of revenue, for the year ended December 31, 2011. The increase in our sales and marketing expenses resulted from increases in our advertising expenses, external sales commissions, and sales and marketing expenses from ID Analytics, primarily consisting of personnel costs, since our March 2012 acquisition. The increase in our sales and marketing expenses reflected our investment to drive new membership growth as well as additional advertising to market our new LifeLock Ultimate service. Share-based compensation expenses included in sales and marketing expenses were $1.1 million and $0.7 million for the years ended December 31, 2012 and 2011, respectively.

Sales and marketing expenses for the year ended December 31, 2011 were $91.2 million, or 47.0% of revenue, compared with $78.8 million, or 48.6% of revenue, for the year ended December 31, 2010. The increase in our sales and marketing expenses resulted from increases in our advertising expenses, partially offset by reductions in personnel costs and internal and external sales commissions. Sales and marketing expenses increased for the year ended December 31, 2011 as we invested in direct response marketing, public relations, and branding to increase the number of our members. During 2010, we intentionally reduced our sales and marketing expenses as a result of negative publicity resulting from settlements with the FTC and the National Association of Attorneys General during the first half of the year. In addition, we reduced sales and marketing expenses during the second half of 2010 as we developed a new marketing campaign for release in the first quarter of 2011. Share-based compensation expenses included in sales and marketing expenses were $0.7 million for each of the years ended December 31, 2011 and 2010.

Technology and Development

	Year Ended December 31,			2011 to 2012	2010 to 2011
	2012	2011	2010	% Change	% Change
	(in thousands)
Technology and development	$29,543	$17,749	$21,338	66.4%	-16.8%
Percentage of revenue	10.7%	9.2%	13.1%

Technology and development expenses for the year ended December 31, 2012 were $29.5 million, or 10.7% of revenue, compared with $17.7 million, or 9.2% of revenue, for the year ended December 31, 2011. The increase in our technology and development expenses resulted primarily from increases in our personnel costs, as we continued to expand and enhance our workforce. In addition, technology and development expenses increased due to the inclusion of ID Analytics’ technology and development expense since our March 2012 acquisition. ID Analytics’ technology expenses consist primarily of the personnel and other costs incurred in research and development. Share-based compensation expenses included in technology and development expenses were $1.7 million and $0.8 million for the years ended December 31, 2012 and 2011, respectively.

Technology and development expenses for the year ended December 31, 2011 were $17.7 million, or 9.2% of revenue, compared with $21.3 million, or 13.1% of revenue, for the year ended December 31, 2010. The decrease in our technology and development expenses resulted primarily from decreased personnel costs due to the completion of certain system and infrastructure improvements that we made in 2010. Share-based compensation expenses included in technology and development expenses were $0.8 million for each of the years ended December 31, 2011 and 2010.

General and Administrative

	Year Ended December 31,			2011 to 2012	2010 to 2011
	2012	2011	2010	% Change	% Change
	(in thousands)
General and administrative	$24,629	$17,510	$23,306	40.7%	-24.9%
Percentage of revenue	8.9%	9.0%	14.4%

General and administrative expenses for the year ended December 31, 2012 were $24.6 million, or 8.9% of revenue, compared with $17.5 million, or 9.0% of revenue, for the year ended December 31, 2011. The increase in general and administrative expenses resulted primarily from increased personnel costs, the general and administrative expenses of ID Analytics, additional costs associated with the implementation of our public company compliance, and $0.7 million of costs associated with our acquisition of ID Analytics in March 2012. These increases were partially offset by two favorable legal settlements for a total of $3.6 million related to insurance claims for legal costs that we incurred in 2008 and 2009. Share-based compensation expenses included in general and administrative expenses were $3.3 million and $1.5 million for the years ended December 31, 2012 and 2011, respectively.

General and administrative expenses for the year ended December 31, 2011 were $17.5 million, or 9.0% of revenue, compared with $23.3 million, or 14.4% of revenue, for the year ended December 31, 2010. The decrease in our general and administrative expenses resulted primarily from decreased legal fees, personnel expenses, and consulting fees in 2011 due to the fact that we finalized various legal matters with the FTC and National Association of Attorneys General during the first half of 2010. Share-based compensation expenses included in general and administrative expenses were $1.5 million for each of the years ended December 31, 2011 and 2010.

Amortization of Acquired Intangible Assets

	Year Ended December 31,			2011 to 2012 % Change	2010 to 2011 % Change
	2012	2011	2010
	( in thousands)
Amortization of acquired intangible assets	$6,258	$-	$-	NM	NM
Percentage of revenue	2.3%	0.0%	0.0%

Amortization of acquired intangible assets was $6.3 million for the year ended December 31, 2012 and resulted from our amortization of the intangible assets of ID Analytics, which we acquired in March 2012.

Other Income (Expense)

	Year Ended December 31,			2011 to 2012 % Change	2010 to 2011 % Change
	2012	2011	2010
	(in thousands)
Other income (expense):
Interest expense	$(3,677)	$(231)	$(1,368)	1491.8%	-83.1%
Interest income	30	8	28	275.0%	-71.4%
Change in fair value of warrant liabilities	3,117	(8,658)	(1,333)	-136.0%	549.5%
Change in fair value of embedded derivative	(2,785)	-	-	NM	NM
Other	(5)	(5)	(41)	0.0%	-87.8%

Total other expense	$(3,320)	$(8,886)	$(2,714)	-62.6%	227.4%

Other expense for the year ended December 31, 2012 was $3.3 million compared with other expense of $8.9 million for the year ended December 31, 2011. The decrease in our other expense resulted primarily from an unrealized gain on warrant liabilities of $3.1 million compared with an unrealized loss of $8.7 million in 2011, partially offset by an unrealized loss on the convertible redeemable preferred stock embedded derivative of $2.8 million, an increase in interest expense of $2.0 million related to the term loan used to acquire ID Analytics, and the write off of debt issuance costs of $1.4 million when the term loan was paid off with proceeds from our IPO.

Other expense for the year ended December 31, 2011 was $8.9 million compared with $2.7 million for the year ended December 31, 2010. The increase in other expense resulted primarily from an increase in unrealized loss on warrant liabilities of $7.3 million due to an increase in the value of our company, partially offset by a decrease in interest expense of $1.1 million due to lower long-term debt balances throughout 2011.

Income Tax (Benefit) Expense

	Year Ended December 31,			2011 to 2012 % Change	2010 to 2011 % Change
	2012	2011	2010
	(in thousands)
Income tax (benefit) expense	$(13,730)	$214	$8	NM	NM
Effective tax rate	-140.5%	-5.3%	-0.1%

Income tax (benefit) expense for the year ended December 31, 2012 was a benefit of $13.7 million compared with income tax expense of $0.2 million for the year ended December 31, 2011. As a result of our acquisition of ID Analytics, we recorded a deferred tax liability related to the book and tax basis difference resulting from our purchase accounting. The increase in our deferred tax liability resulted in a reduction of our valuation allowance for net deferred tax assets, which is recorded as an income tax benefit of $14.2 million. This benefit was offset by a $0.5 million income tax expense that related to federal alternative minimum tax expenses and gross receipts and minimum state income taxes, which are due regardless of whether we have taxable income.

Income tax expense for the year ended December 31, 2011 was $0.2 million compared with $8,000 for the year ended December 31, 2010. We provided a full valuation allowance against our net deferred tax assets of $61.6 million and $62.5 million as of December 31, 2011 and 2010, respectively; as it was not more likely than not that any future benefits from these deferred tax assets would be realized. We recorded a provision for federal income taxes for the year ended December 31, 2011 of less than $0.1 million related to alternative minimum tax. We did not record a current or deferred provision (benefit) for federal income taxes for the year ended December 31, 2010 since our net deferred tax assets were subject to a full valuation allowance. We recorded a provision for gross receipts and minimum state income taxes that are due regardless of whether we have taxable income of approximately $0.2 million and $8,000 in the years ended December 31, 2011 and 2010, respectively.

Quarterly Results of Operations

The following tables set forth our unaudited quarterly statements of operations data and our statements of operations data as a percentage of total revenue for each of the last eight fiscal quarters in the period ended December 31, 2012. We also present other financial and operational data and a reconciliation of net income (loss) to adjusted net income (loss), net income (loss) to adjusted EBITDA, and net cash provided by (used in) operating activities to free cash flow. We have prepared this data on the same basis as the audited consolidated financial statements and have included, in our opinion, all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of our results of operations for these periods. This data should be read in conjunction with our financial statements and related notes included elsewhere in this Annual Report on Form 10-K. These quarterly operating results are not necessarily indicative of our operating results for any future period.

	Three Months Ended
	Dec 31, 2012	Sep 30, 2012	Jun 30, 2012	Mar 31, 2012	Dec 31, 2011	Sep 30, 2011	Jun 30, 2011	Mar 31, 2011
	(in thousands except per share data)
	(Unaudited)
Consolidated Statement of Operations Data:
Revenue:
Consumer revenue	$70,775	$65,579	$61,616	$56,708	$52,955	$49,998	$47,036	$43,960
Enterprise revenue	8,041	6,538	6,267	904	-	-	-	-

Total revenue	78,816	72,117	67,883	57,612	52,955	49,998	47,036	43,960
Cost of services	22,189	19,762	19,125	18,840	16,151	15,339	16,715	14,425

Gross profit	56,627	52,355	48,758	38,772	36,804	34,659	30,321	29,535
Expenses:
Sales and marketing	31,558	29,926	31,167	30,338	21,025	26,443	20,636	23,113
Technology and development	8,607	7,943	7,644	5,349	4,382	4,357	4,591	4,419
General and administrative	8,795	6,297	6,602	2,935	4,397	4,343	4,140	4,630
Amortization of acquired intangible assets	1,967	1,966	1,966	359	-	-	-	-

Total expenses	50,927	46,132	47,379	38,981	29,804	35,143	29,367	32,162

Income (loss) from operations	5,700	6,223	1,379	(209)	7,000	(484)	954	(2,627)
Other income (expense)
Interest expense	(1,538)	(854)	(935)	(350)	(16)	(17)	(17)	(181)
Interest income	24	4	1	1	1	-	2	5
Change in fair value of warrant liabilities	-	6,058	(7,836)	4,895	(4,534)	-	(4,124)	-
Change in fair value of embedded derivative	-	(3,499)	714	-	-	-	-	-
Other	(2)	(1)	-	(2)	(5)	-	-	-

Total other income (expense)	(1,516)	1,708	(8,056)	4,544	(4,554)	(17)	(4,139)	(176)

Income (loss) before provision for income taxes	4,184	7,931	(6,677)	4,335	2,446	(501)	(3,185)	(2,803)
Income tax (benefit) expense	104	63	221	(14,118)	118	14	22	60

Net income (loss)	$4,080	$7,868	$(6,898)	$18,453	$2,328	$(515)	$(3,207)	$(2,863)

Net income available (loss attributable) per share to common stockholders
Basic	$0.01	$0.06	$(0.56)	$0.34	$(0.03)	$(0.33)	$(0.46)	$(0.43)

Diluted	$0.01	$(0.16)	$(0.59)	$0.22	$(0.03)	$(0.33)	$(0.46)	$(0.43)

	Three Months Ended
	Dec 31, 2012	Sep 30, 2012	Jun 30, 2012	Mar 31, 2012	Dec 31, 2011	Sep 30, 2011	Jun 30, 2011	Mar 31, 2011
	(as a percentage of revenue) (Unaudited)
Consolidated Statement of
Operations Data:
Revenue:
Consumer revenue	90%	91%	91%	98%	100%	100%	100%	100%
Enterprise revenue	10%	9%	9%	2%	0%	0%	0%	0%

Total revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of services	28%	27%	28%	33%	30%	31%	36%	33%

Gross profit	72%	73%	72%	67%	70%	69%	64%	67%
Expenses:
Sales and marketing	40%	41%	46%	53%	40%	53%	44%	53%
Technology and development	11%	11%	11%	9%	8%	9%	10%	10%
General and administrative	11%	9%	10%	5%	8%	9%	9%	11%
Amortization of acquired intangible assets	2%	3%	3%	1%	0%	0%	0%	0%

Total expenses	64%	64%	70%	68%	56%	70%	62%	73%

Income (loss) from operations	8%	9%	2%	0%	13%	-1%	2%	-6%
Other income (expense)
Interest expense	-2%	-1%	-1%	-1%	0%	0%	0%	0%
Interest income	0%	0%	0%	0%	0%	0%	0%	0%
Change in fair value of warrant liabilities	0%	8%	-12%	8%	-9%	0%	-9%	0%
Change in fair value of embedded derivative	0%	-5%	1%	0%	0%	0%	0%	0%
Other	0%	0%	0%	0%	0%	0%	0%	0%

Total other income (expense)	-2%	2%	-12%	8%	-9%	0%	-9%	0%

Income (loss) before provision for income taxes	6%	11%	-10%	8%	5%	-1%	-7%	-6%
Income tax (benefit) expense	0%	0%	0%	-25%	0%	0%	0%	0%

Net income (loss)	6%	11%	-10%	32%	4%	-1%	-7%	-7%

	Three Months Ended
	Dec 31, 2012	Sep 30, 2012	Jun 30, 2012	Mar 31, 2012	Dec 31, 2011	Sep 30, 2011	Jun 30, 2011	Mar 31, 2011
	(in thousands except percentages and per member data) (Unaudited)
Other Financial and
Operations Data:
Cumulative ending members	2,480	2,376	2,282	2,206	2,075	1,970	1,878	1,794
Gross new members	198	187	169	208	205	173	180	146
Member retention rate	87.1%	85.9%	85.4%	84.3%	82.7%	82.6%	80.4%	80.0%
Average cost of acquisition per member	$142	$147	$172	$144	$103	$153	$115	$158
Monthly average revenue per member	$9.68	$9.39	$9.14	$8.84	$8.67	$8.68	$8.52	$8.29
Enterprise transactions	64,265	57,295	55,710	49,769	56,421	46,958	42,927	37,706
Adjusted net income	$8,936	$8,906	$(10,561)	$14,721	$7,785	$267	$1,705	$(2,071)
Adjusted EBITDA	$11,404	$10,938	$6,067	$1,869	$8,927	$1,204	$2,583	$(846)
Free cash flow	$3,710	$16,196	$11,552	$9,467	$5,546	$6,179	$10,154	$434

	Three Months Ended
	Dec 31, 2012	Sep 30, 2012	Jun 30, 2012	Mar 31, 2012	Dec 31, 2011	Sep 30, 2011	Jun 30, 2011	Mar 31, 2011

	(in thousands) (Unaudited)
Reconciliation of Net Income (Loss) to Adjusted Net Income (Loss):
Net income (loss)	$4,080	$7,868	$(6,898)	$18,453	$2,328	$ (515)	$(3,207)	$ (2,863)
Amortization of acquired intangible assets	1,967	1,966	1,966	359	-	-	-	-
Change in fair value of warrant liabilities	-	(6,058)	7,836	(4,895)	4,534	-	4,124	-
Change in fair value of embedded derivative	-	3,499	(714)	-	-	-	-	-
Tax benefit from acquisition	125	-	(14,310)	-	-	-	-	-
Share-based compensation	2,764	1,631	1,559	804	923	782	788	792

Adjusted net income (loss)	$8,936	$8,906	$(10,561)	$14,721	$7,785	$267	$1,705	$ (2,071)

	Three Months Ended
	Dec 31, 2012	Sep 30, 2012	Jun 30, 2012	Mar 31, 2012	Dec 31, 2011	Sep 30, 2011	Jun 30, 2011	Mar 31, 2011

	(in thousands) (Unaudited)
Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net income (loss)	$4,080	$7,868	$ (6,898)	$18,453	$2,328	$(515)	$ (3,207)	$ (2,863)
Depreciation and amortization	2,940	3,084	3,129	1,274	1,004	906	841	989
Interest expense	1,538	854	935	350	16	17	17	181
Interest income	(24)	(4)	(1)	(1)	(1)	-	(2)	(5)
Change in fair value of warrant liabilities	-	(6,058)	7,836	(4,895)	4,534	-	4,124	-
Change in fair value of embedded derivative	-	3,499	(714)	-	-	-	-	-
Other	2	1	-	2	5	-	-	-
Income tax (benefit) expense	104	63	221	(14,118)	118	14	22	60
Share-based compensation	2,764	1,631	1,559	804	923	782	788	792

Adjusted net income	$11,404	$10,938	$6,067	$1,869	$8,927	$1,204	$2,583	$(846)

	Three Months Ended
	Dec 31, 2012	Sep 30, 2012	Jun 30, 2012	Mar 31, 2012	Dec 31, 2011	Sep 30, 2011	Jun 30, 2011	Mar 31, 2011

	(in thousands) (Unaudited)
Reconciliation of Net Cash Provided by (Used In) Operating Activities to Free Cash Flow:
Net cash provided by operating activities	$7,702	$17,622	$13,295	$9,804	$6,103	$6,419	$10,378	$1,444
Acquisitions of property and equipment	(3,992)	(1,426)	(1,743)	(337)	(557)	(240)	(224)	(1,010)

Free cash flow	$3,710	$16,196	$11,552	$9,467	$5,546	$6,179	$10,154	$434

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Cash and cash equivalents	$134,197	$28,850	$17,581

Net cash provided by (used in) operating activities	48,423	24,344	(14,510)
Net cash used in investing activities	(163,180)	(1,531)	(1,484)
Net cash provided by (used in) financing activities	220,104	(11,544)	27,964

Net increase in cash and cash equivalents	$105,347	$11,269	$11,970

As of December 31, 2012, we had $134.2 million in cash and cash equivalents, which consisted of cash, money market funds, and open commercial paper, and we had no outstanding debt. We believe that our existing cash and cash equivalents together with cash generated from operations will be sufficient to fund our operations for at least the next 12 months.

Operating Activities

For the year ended December 31, 2012, operating activities generated $48.4 million in cash as a result of net income of $23.5 million, adjusted by non-cash items such as depreciation and amortization of $10.4 million, the write off of $1.4 million in debt issuance costs due to the early repayment of our term loan, share-based compensation of $6.8 million, a deferred income tax benefit of $14.2 million, a gain on warrant liabilities of $3.1 million, and a loss of $2.8 million on the convertible redeemable preferred stock embedded derivative. An increase in deferred revenue related to the overall growth of our business provided operating cash of $20.8 million.

For the year ended December 31, 2011, operating activities generated $24.3 million in cash as a result of a net loss of $4.3 million, adjusted by non-cash items such as depreciation and amortization of $3.7 million, share-based compensation of $3.3 million, and a change in fair value of warrant liabilities of $8.7 million. In addition, deferred revenue increased by $13.4 million as a result of the overall growth of our business, partially offset by changes in other operating assets and liabilities of $0.5 million.

For the year ended December 31, 2010, operating activities used $14.5 million in cash as a result of a net loss of $15.4 million, adjusted by non-cash items such as depreciation and amortization of $4.2 million, share-based compensation of $3.3 million, and a change in fair value of warrant liabilities of $1.3 million. Working capital changes related to a $7.1 million increase in deferred revenue, which was attributable to increased sales, a $14.0 million decrease in accrued liabilities primarily due to two legal settlements paid during the first half of 2010, and $1.1 million of negative operating cash flow related to changes in other operating assets and liabilities.

Investing Activities

For the year ended December 31, 2012, we used $157.4 million of cash to acquire ID Analytics and $7.5 million of cash to acquire property and equipment, primarily related to the establishment of an additional data center for ID Analytics and other investments in our network infrastructure to support our growth. These were offset by a $1.7 million decrease in restricted cash, resulting from a change in our letters of credit, which are no longer required to be fully funded.

For the year ended December 31, 2011, we used $2.0 million of cash for the purchase of business software, telecommunications equipment, and network and other computer hardware, offset by a decrease in restricted cash of $0.5 million.

For the year ended December 31, 2010, we used $1.5 million of cash, primarily for the purchase of business software and computer equipment to support a new billing system we implemented in December 2010.

Financing Activities

Our financing activities for the year ended December 31, 2012 provided net cash of $220.1 million. In March 2012, we raised $102.2 million from the issuance of our Series E and E-2 convertible redeemable preferred stock, $4.4 million from the issuance of warrants to acquire Series E and E-2 convertible redeemable preferred stock, and $68.0 million in a term loan, the proceeds of which were used to acquire ID Analytics. In October 2012, we raised $125.7 million in net proceeds from our IPO. We used a portion of the proceeds generated from our IPO to repay the outstanding balance of our term loan of $62.6 million. In addition, we paid $10.7 million to the former holders of our Series E-1 convertible redeemable preferred stock. We incurred $1.7 million in debt issuance costs primarily related to our term loan and generated $0.3 million in cash inflows from stock option and warrant exercises.

Our financing activities for the year ended December 31, 2011 resulted in net cash used of $11.5 million. During 2011, we repaid the $13.0 million outstanding balance under our line of credit, incurred debt issuance costs of $0.1 million related to the extension and expansion of our line of credit, and used $0.2 million related to payments under a capital lease. These were partially offset by $1.8 million in cash inflows from stock option exercises.

Our financing activities for the year ended December 31, 2010 provided net cash of $28.0 million. During 2010, we issued $14.9 million of Series D convertible redeemable preferred stock, borrowed $13.0 million under our line of credit, and received $0.6 million from stock option exercises. These were partially offset by a payment of $0.1 million to settle related-party debt, a payment of $0.1 million for an installment note payable, a payment of $0.1 million under a capital lease, and $0.2 million in debt issuance costs related to amendments to our line of credit.

Debt Obligations

Prior Senior Credit Facility

On February 7, 2012, we entered into a credit agreement (“prior senior credit facility”), which we amended on March 14, 2012, April 30, 2012, and May 29, 2012. The prior senior credit facility provided for a $68.0 million term loan and a $2.0 million revolving line of credit. The revolving line of credit also included a letter of credit sub-facility, which, together with outstanding revolving borrowings, could not exceed $2.0 million. The prior senior credit facility had a maturity date of February 7, 2016. On October 12, 2012, we repaid the amount owing under our term loan. As of December 31, 2012, there were no amounts outstanding on the revolving line of credit. As described below, on January 9, 2013, we refinanced the prior senior credit facility and entered into a new credit agreement.

Borrowings under the prior senior credit facility carried a per annum interest rate equal to, at our option, either (a) a base rate equal to the highest of (i) the Federal Funds Rate, plus .50%, (ii) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate,” and (iii) the eurodollar rate for base rate loans, plus 1.00%, plus an applicable rate ranging from 2.75% to 3.75%, or (b) the eurodollar rate for eurodollar rate loans, plus an applicable rate ranging from 3.75% to 4.75%. The initial applicable rate was 3.75% for base rate loans and 4.75% for eurodollar rate loans, subject to adjustment from time to time based upon our achievement of a specified consolidated leverage ratio.

In addition to paying interest on the outstanding principal under the prior senior credit facility, we were also required to pay a commitment fee to the administrative agent at a rate per annum equal to the product of (a) 0.50% multiplied by (b) the actual daily amount by which the aggregate revolving commitments exceed the sum of (1) the outstanding amount of revolving borrowings, and (2) the outstanding amount of letter of credit obligations.

We also paid a letter of credit fee to the administrative agent for the account of each lender in accordance with its applicable percentage of a letter of credit for each letter of credit, which fee was equal to the applicable rate then in effect, multiplied by the daily maximum amount available to be drawn under the letter of credit. The initial applicable rate for the letter of credit fee was 4.75%, subject to adjustment from time to time based upon our achievement of a specified consolidated leverage ratio.

We had the right to prepay our borrowings under the prior senior credit facility from time to time in whole or in part, without premium or penalty, subject to the procedures set forth in the prior senior credit facility.

All of our obligations under the prior senior credit facility were unconditionally and jointly and severally guaranteed by each of our existing and future, direct or indirect, domestic subsidiaries, subject to certain exceptions. In connection with our acquisition of ID Analytics, ID Analytics became party to the prior senior credit facility and pursuant to its terms, agreed to guarantee, jointly and severally, our obligations under the prior senior credit facility. In addition, all of our obligations under the prior senior credit facility, and the guarantees of those obligations, were secured, subject to permitted liens and certain other exceptions, by a first-priority lien on our and our subsidiaries’ tangible and intangible personal property, including a pledge of all of the capital stock of our subsidiaries.

The prior senior credit facility required us to maintain certain financial covenants. In addition, the prior senior credit facility required us to maintain all material proprietary databases and software with a third-party escrow agent in accordance with an escrow agreement entered into in connection with the prior senior credit facility. The prior senior credit facility also contained certain affirmative and negative covenants limiting, among other things, additional liens and indebtedness, investments and distributions, mergers and acquisitions, liquidations, dissolutions, sales of assets, prepayments and modification of debt instruments, transactions with affiliates, and other matters customarily restricted in such agreements. The prior senior credit facility also contained customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross defaults to other contractual agreements, events of bankruptcy and insolvency, and a change of control. As of December 31, 2012, we were in compliance with all covenants.

New Senior Credit Facility

On January 9, 2013, we refinanced the prior senior credit facility and entered into a new credit agreement (the “senior credit facility”).

The senior credit facility provides for an $85 million revolving line of credit, which we can increase to $110 million subject to the conditions set forth in the senior credit facility. The revolving line of credit also includes a letter of credit subfacility of $10 million and a swing line loan subfacility of $5 million. The senior credit facility has a maturity date of January 9, 2018.

Borrowings under the senior credit facility bear interest at a per annum rate equal to, at our option, either (a) a base rate equal to the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate,” and (iii) the eurodollar rate for base rate loans plus 1.00%, plus an applicable rate ranging from 0.50% to 1.25%, or (b) the eurodollar rate for eurodollar rate loans plus an applicable rate ranging from 1.50% to 2.25%. The initial applicable rate is 0.50% for base rate loans and 1.50% for eurodollar rate loans, subject to adjustment from time to time based upon our achievement of a specified consolidated leverage ratio.

In addition to paying interest on the outstanding principal under the senior credit facility, we are also required to pay a commitment fee to the administrative agent at a rate per annum equal to the product of (a) an applicable rate ranging from 0.25% to 0.50% multiplied by (b) the actual daily amount by which the aggregate revolving commitments exceed the sum of (1) the outstanding amount of revolving borrowings, and (2) the outstanding amount of letter of credit obligations. The initial applicable rate is 0.25%, subject to adjustment from time to time based upon our achievement of a specified consolidated leverage ratio.

We also will pay a letter of credit fee to the administrative agent for the account of each lender in accordance with its applicable percentage of a letter of credit for each letter of credit, which fee will be equal to the applicable rate then in effect, multiplied by the daily maximum amount available to be drawn under the letter of credit. The initial applicable rate for the letter of credit is 1.50%, subject to adjustment from time to time based upon our achievement of a specified consolidated leverage ratio.

We have the right to prepay our borrowings under the senior credit facility from time to time in whole or in part, without premium or penalty, subject to the procedures set forth in the senior credit facility.

All of our obligations under the senior credit facility are unconditionally and jointly and severally guaranteed by each of our existing and future, direct or indirect, domestic subsidiaries, subject to certain exceptions. In addition, all of our obligations under the senior credit facility, and the guarantees of those obligations, are secured, subject to permitted liens and certain other exceptions, by a first-priority lien on our and our subsidiaries’ tangible and intangible personal property, including a pledge of all of the capital stock of our subsidiaries.

The senior credit facility requires us to maintain certain financial covenants. In addition, the senior credit facility requires us to maintain all material proprietary databases and software with a third-party escrow agent in accordance with an escrow agreement that we reaffirmed in connection with the senior credit facility. The senior credit facility also contains certain affirmative and negative covenants limiting, among other things, additional liens and indebtedness, investments and distributions, mergers and acquisitions, liquidations, dissolutions, sales of assets, prepayments and modification of debt instruments, transactions with affiliates, and other matters customarily restricted in such agreements. The senior credit facility also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross defaults to other contractual agreements, events of bankruptcy and insolvency, and a change of control.

Prior Line of Credit

On September 23, 2008, we entered into a $12.0 million loan and security agreement with Silicon Valley Bank. The agreement consisted of a revolving line of credit, or LOC, in the initial amount of $12.0 million with the right for us to increase the LOC to $17.0 million and $20.0 million. The LOC had an original maturity date of September 23, 2010, which was subsequently extended to March 21, 2011. In conjunction with entering into the LOC in 2008, we issued a warrant to purchase 56,193 shares of Series D convertible redeemable preferred stock with an exercise price of $5.34 per share. The relative fair value of the warrant was recorded as a debt issuance cost and was amortized over the remaining term of the LOC.

On July 24, 2009 and February 8, 2010, we exercised our rights under the LOC, or the LOC Rights, to increase the LOC to $17.0 million and $20.0 million, respectively. In conjunction with our exercise of the LOC Rights, we issued a warrant to purchase 9,365 and 5,619 shares of Series D convertible redeemable preferred stock in 2010 and 2009, respectively, with an exercise price of $5.34 per share. The relative fair value of the warrants was recorded as a debt issuance cost and was amortized over the remaining term of the LOC.

On March 18, 2011, we entered into an amendment to the LOC to increase the LOC to $25.0 million and extend the maturity date to March 21, 2013. On March 14, 2012, the LOC was terminated in connection with our prior senior credit facility.

The average monthly balance of the LOC bore interest at Silicon Valley Bank’s prime rate plus a percentage ranging from 0.0% to 1.0% for the year ended December 31, 2011, 3.5% to 7.0% for the year ended December 31, 2010, and 3.5% to 5.0% for the year ended December 31, 2009, depending on our liquidity ratio. The actual interest rates ranged from 3.25% to 4.25%, 8.0% to 9.0%, and 7.3% to 9.1% for the years ended

December 31, 2011, 2010, and 2009, respectively. The rate was 3.25% as of December 31, 2011. A commitment fee payable quarterly at the rate of 0.125% accrued on any unused amount of the LOC.

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

Letters of Credit

As of December 31, 2011, we had three outstanding standby letters of credit issued in connection with office leases and other matters in the total amount of $1.4 million. As of December 31, 2010, we had four outstanding standby letters of credit issued in connection with office leases and other matters in the total amount of $1.6 million. These standby letters of credit were fully collateralized with restricted cash as of December 31, 2011 and 2010.

As of December 31, 2012, the standby letters of credit had been cancelled and replaced by $1.3 million in letters of credit issued against the $2.0 million revolving line of credit provided in our prior senior credit facility. The restrictions on the cash used to fully collateralize the standby letters of credit were released in July 2012.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing activities, nor do we have any interest in entities referred to as variable interest entities.

Contractual Obligations

We lease various office facilities, including our corporate headquarters in Tempe, Arizona, under operating lease agreements that expire in 2014 and 2018. As of December 31, 2012, we did not have any debt or material capital lease obligations, all of our property, equipment, and software had been purchased with cash, and we had no material long-term purchase obligations outstanding with any vendors or third parties.

Our future minimum payments under non-cancelable operating leases for office facilities were as follows as of December 31, 2012:

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
Operating Leases	$9,437	$3,272	$2,734	$2,132	$1,299

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

We believe that of our significant accounting policies, which are described in Note 2 of the accompanying notes to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, we believe these are the most critical to fully understanding and evaluating our financial condition and results of operations.

Revenue Recognition

In our consumer segment, we recognize revenue from our identity theft protection services when it is probable that the economic benefits associated with the transactions will flow to us and the amount of revenue can be measured reliably. This is normally demonstrated when (i) persuasive evidence of an arrangement exists, (ii) the fee is fixed or determinable, (iii) performance of service has been delivered, and (iv) collection is reasonably assured.

Our consumer services are primarily offered to consumers on an annual or monthly subscription basis, which may include free trial periods. Fees for these subscriptions are typically billed to the member’s credit or debit card. We recognize revenue for member subscriptions ratably on a daily basis from the latter of cash receipt, activation of a member’s account, or expiration of free trial periods to the end of the subscription period.

We also provide consumer services for which the primary customer is an enterprise purchasing identity theft protection services on behalf of its employees or customers. In such cases, we defer revenue for each member until the member’s account has been activated. We then recognize revenue ratably on a daily basis over the term of the subscription period.

In our enterprise segment, we recognize revenue based on a negotiated fee per transaction. In many cases, we also negotiate a monthly minimum fee. Transaction fees in excess of any of the monthly minimum fees are billed and recorded as revenue in addition to the monthly minimum fees. In some instances, we receive up-front non-refundable payments against which the monthly minimum fees are applied. The up-front non-refundable payments are recorded as deferred revenue and recognized as revenue monthly over the usage period. If an enterprise customer does not meet its monthly minimum fee, we bill the negotiated monthly minimum fee and recognize revenue for that amount. Revenue from projects in which we are engaged to deliver a report at the end of the analysis are recorded upon delivery and acceptance of the report.

We also sell our consumer services through strategic partners, which earn commissions for sales to individual members and entities. Because (i) we are primarily responsible for fulfillment of the service obligation, (ii) we determine service specifications, and (iii) we have latitude in establishing prices for our service agreements, we record all sales made through strategic partners as revenue and the related commissions as a sales and marketing expense.

Share-Based Compensation

We account for share-based compensation in accordance with the authoritative guidance on stock compensation. Under the fair value recognition provisions of this guidance, share-based compensation is measured at the grant date based on the fair value of the award and is recognized as an expense, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the award.

Share-based compensation expense for awards granted to employees is based on the grant date fair value, which we determine using the Black-Scholes option pricing model. The grant date fair value is amortized on a straight-line basis over the requisite service period of the award to the extent such award is probable of being earned. The requisite service period is generally the vesting period of the award.

Expense for share-based awards to non-employees is based on the fair value of the awards as they vest, which we determine using the Black-Scholes option pricing model. The fair value of the unvested portion of the awards is re-measured each reporting period and is recognized over the expected service period to the extent the award is probable of being earned. There is inherent uncertainty in these estimates and if different assumptions were used, the fair value of the equity instruments could have been significantly different.

Prior to our IPO, our board of directors considered a number of objective and subjective factors to determine the fair market value of our common stock at each meeting at which stock options were granted and approved.

Share-based compensation expenses are classified in the statement of operations based on the department to which the related employee reports. Our share-based compensation is comprised principally from expenses from stock options and restricted stock unit awards and our employee stock purchase plan.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value assigned to the individual assets acquired and liabilities assumed. We do not amortize goodwill, but instead we are required to test goodwill for impairment at least annually and, if necessary, we would record any impairment. We will perform an impairment test between scheduled annual tests if facts and circumstances indicate that it is more likely than not that the fair value of a reporting unit that has goodwill is less than its carrying value.

We may first make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value to determine whether it is necessary to perform the two-step goodwill impairment test. The qualitative impairment test includes considering various factors including macroeconomic conditions, industry and market conditions, cost factors, a sustained share price or market capitalization decrease, and any reporting unit specific events. If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the two-step impairment test is not required. If the qualitative assessment indicates it is more likely than not that a reporting unit’s fair value is not greater than its carrying value, we must perform the two-step impairment test. We may also elect to proceed directly to the two-step impairment test without considering such qualitative factors.

The first step in the two-step impairment test is a comparison of the fair value of a reporting unit with its carrying amount, including goodwill. We have two operating segments, a consumer segment and an enterprise segment, which are the same as our two reporting segments. In accordance with the authoritative guidance over fair value measurements, we define the fair value of a reporting unit as the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. We will primarily use the income approach methodology of valuation, which includes the discounted cash flow method, and the market approach methodology of valuation, which considers values of comparable businesses to estimate the fair values of our reporting units. We do not believe that a cost approach is relevant to measuring the fair values of our reporting units.

Significant management judgment will be required when estimating the fair value of our reporting units, including the forecasting of future operating results, the discount rates and expected future growth rates that we use in the discounted cash flow method of valuation, and the selection of comparable businesses that we use in the market approach. If the estimated fair value of the reporting unit exceeds the carrying value assigned to that unit, goodwill is not impaired and no further analysis is required.

If the carrying value assigned to a reporting unit exceeds its estimated fair value in the first step, then we will be required to perform the second step of the impairment test. In this step, we will assign the fair value of the reporting unit calculated in the first step to all of the assets and liabilities of that reporting unit, as if a market participant just acquired the reporting unit in a business combination. The excess of the fair value of the reporting unit determined in the first step of the impairment test over the total amount assigned to the assets and liabilities in the second step of the impairment test represents the implied fair value of goodwill. If the carrying value of a reporting unit’s goodwill exceeds the implied fair value of goodwill, we will record an impairment loss equal to the difference. If there is no such excess, then all goodwill for a reporting unit is considered not to be impaired.

Other intangible assets consist of existing technologies, customer relationships, trade names, and trademarks. Purchased intangible assets, other than goodwill, are amortized over their estimated useful lives based upon the estimated economic value derived from the related intangible assets.

Operating Segments

We have two operating segments, a consumer segment and an enterprise segment, which are the same as our two reporting segments. These operating segments are components for which separate financial information is available and for which operating results are evaluated on a regular basis by the chief operating decision maker in deciding how to allocate resources and in assessing the performance of the segments.

In our consumer segment, we offer identity theft protection services to consumers on a monthly or annual subscription basis. In our enterprise segment, we offer identity risk assessment and fraud protection services to enterprise customers who pay us based on their monthly volume of transactions with us.

Stock Warrants

We have granted certain stock warrants that are exercisable for shares of our preferred and common stock. Warrants to acquire convertible redeemable preferred stock were accounted for as liabilities and recognized at their fair value. The carrying value of such warrants were adjusted to fair value at each balance sheet date, with the change in the fair value being recorded as a component of other income (expense). Upon the completion of our IPO in October 2012, the warrants to purchase our convertible redeemable preferred stock were converted to warrants to purchase common stock and, at that time, were reclassified to equity. Warrants to acquire common stock are recorded in equity on issuance.

Income Taxes

We have deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We have recorded a valuation allowance on these net deferred tax assets. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Realization of the deferred tax assets, net of liabilities, is principally dependent upon the achievement of projected future taxable income.

Contingencies

We record contingent liabilities resulting from asserted and unasserted claims against us when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. We disclose contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimating probable losses requires analysis of multiple factors, in some cases including judgments about the potential actions of third party claimants and courts. Therefore, actual losses in any future period are inherently uncertain.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $134.2 million as of December 31, 2012. Our cash and cash equivalents include cash on hand, cash held with banks, and short-term, highly liquid investments with original maturities of three months or less when acquired. Cash and cash equivalents also include credit and debit card receivables due from financial intermediaries. Our cash and cash equivalents are for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our cash and cash equivalents as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LifeLock, Inc.

Consolidated Financial Statements

As of December 31, 2012 and 2011 and for the Years Ended December 31, 2012, 2011, and 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of LifeLock, Inc.

We have audited the accompanying consolidated balance sheets of LifeLock, Inc. (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, convertible redeemable preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LifeLock, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Phoenix, Arizona

February 26, 2013

LIFELOCK, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$134,197	$28,850
Restricted cash	—	398
Trade and other receivables, net	7,560	1,446
Prepaid expenses and other current assets	5,753	5,637

Total current assets	147,510	36,331
Property and equipment, net	9,701	4,049
Goodwill	129,428	—
Intangible assets, net	51,242	—
Other non-current assets	1,707	1,680

Total assets	$339,588	$42,060

Liabilities, convertible redeemable preferred stock and stockholders’ (equity) deficit
Current liabilities:
Accounts payable	$1,151	$4,084
Accrued expenses and other liabilities	27,329	18,300
Deferred revenue	90,877	70,020

Total current liabilities	119,357	92,404
Other non-current liabilities	265	521
Convertible redeemable preferred stock warrant liabilities	—	18,195

Total liabilities	119,622	111,120
Commitments and contingencies
Convertible redeemable preferred stock:
Series A: $0.001 par value, no shares authorized, issued, and outstanding at December 31, 2012 and 8,700,000 shares authorized and 6,428,571 issued and outstanding at December 31, 2011 (liquidation and redemption values of up to $4,500 and $6,750, respectively, at December 31, 2011)	—	6,750
Series B: $0.001 par value, no shares authorized, issued, and outstanding at December 31, 2012 and 6,850,000 shares authorized, issued, and outstanding at December 31, 2011 (liquidation and redemption values of up to $6,850 and $10,275, respectively, at December 31, 2011)	—	10,275
Series C: $0.001 par value, no shares authorized, issued, and outstanding at December 31, 2012 and 5,677,571 shares authorized, issued, and outstanding at December 31, 2011 (liquidation and redemption values of up to $28,388 and $42,582, respectively, at December 31, 2011)	—	42,582
Series D: $0.001 par value, no shares authorized, issued, and outstanding at December 31, 2012 and 10,165,566 shares authorized and 10,094,389 issued and outstanding at December 31, 2011 (liquidation and redemption values of up to $57,092 and $85,600, respectively, at December 31, 2011)	—	85,600
Stockholders’ equity (deficit):
Common stock, $0.001 par value, 300,000,000 and 72,500,000 authorized and 86,561,320 and 19,397,501 issued and outstanding at December 31, 2012 and December 31, 2011, respectively	87	19
Preferred stock, $0.001 par value, 10,000,000 and no shares authorized at December 31, 2012 and December 31, 2011, respectively; no shares issued and outstanding at December 31, 2012	—	—
Additional paid-in capital	439,883	17,391
Accumulated deficit	(220,004)	(231,677)

Total stockholders’ equity (deficit)	219,966	(214,267)

Total liabilities, convertible redeemable preferred stock and stockholders’ equity (deficit)	$339,588	$42,060

See accompanying notes to consolidated financial statements.

LIFELOCK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Revenue:
Consumer revenue	$254,678	$193,949	$162,279
Enterprise revenue	21,750	—	—

Total revenue	276,428	193,949	162,279
Cost of services	79,916	62,630	51,445

Gross profit	196,512	131,319	110,834
Costs and expenses:
Sales and marketing	122,989	91,217	78,844
Technology and development	29,543	17,749	21,338
General and administrative	24,629	17,510	23,306
Amortization of acquired intangible assets	6,258	—	—

Total costs and expenses	183,419	126,476	123,488

Income (loss) from operations	13,093	4,843	(12,654)
Other income (expense):
Interest expense	(3,677)	(231)	(1,368)
Interest income	30	8	28
Change in fair value of warrant liabilities	3,117	(8,658)	(1,333)
Change in fair value of embedded derivative	(2,785)	—	—
Other	(5)	(5)	(41)

Total other expense	(3,320)	(8,886)	(2,714)

Income (loss) before provision for income taxes	9,773	(4,043)	(15,368)
Income tax (benefit) expense	(13,730)	214	8

Net income (loss)	23,503	(4,257)	(15,376)
Accretion of convertible redeemable preferred stock	(9,378)	(18,926)	(16,145)
Beneficial conversion feature on convertible redeemable preferred stock	(2,452)	—	—
Net income allocable to convertible redeemable preferred stockholders	(5,504)	—	—

Net income available (loss attributable) to common stockholders	$6,169	$(23,183)	$(31,521)

Net income available (loss attributable) per share to common stockholders:
Basic	$0.18	$(1.24)	$(1.74)
Diluted	$0.09	$(1.24)	$(1.74)

Weighted average number of common shares outstanding:
Basic	35,082	18,725	18,068
Diluted	62,191	18,725	18,068

See accompanying notes to consolidated financial statements.

LIFELOCK, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

-	Convertible Redeemable Preferred Stock														Stockholders’ Equity (Deficit)
																	Additional
	Series A		Series B		Series C		Series D		Series E		Series E-1		Series E-2		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2010	6,428,571	$5,537	6,850,000	$9,004	5,677,571	$34,619	7,088,625	$43,909	–	–	–	–	–	–	17,843,224	$18	$8,653	$(176,973)	(168,302)
Issuance of stock, net of offering costs	–	–	–	–	–	–	2,652,145	14,946	–	–	–	–	–	–	–	–	–	–	–
Stock option exercises	–	–	–	–	–	–	–	–	–	–	–	–	–	–	698,070	1	571	–	572
Share-based compensation	–	–	–	–	–	–	353,619	2,121	–	–	–	–	–	–	–	–	3,130	–	3,130
Accretion on convertible redeemable preferred stock	–	618	–	657	–	4,043	–	10,827	–	–	–	–	–	–	–	–	–	(16,145)	(16,145)
Net loss	–	–	–	–	–	–	–	–	–	–	–	–	–	–	–	–	–	(15,376)	(15,376)

Balance, December 31, 2010	6,428,571	6,155	6,850,000	9,661	5,677,571	38,662	10,094,389	71,803	–	–	–	–	–	–	18,541,294	19	12,354	(208,494)	(196,121)
Stock option exercises	–	–	–	–	–	–	–	–	–	–	–	–	–	–	856,207	–	1,752	–	1,752
Share-based compensation	–	–	–	–	–	–	–	–	–	–	–	–	–	–	–	–	3,285	–	3,285
Accretion on convertible redeemable preferred stock	–	595	–	614	–	3,920	–	13,797	–	–	–	–	–	–	–	–	–	(18,926)	(18,926)
Net loss	–	–	–	–	–	–	–	–	–	–	–	–	–	–	–	–	–	(4,257)	(4,257)

Balance , December 31, 2011	6,428,571	6,750	6,850,000	10,275	5,677,571	42,582	10,094,389	85,600	–	–	–	–	–	–	19,397,501	19	17,391	(231,677)	(214,267)
Issuance of stock, net of offering costs	–	–	–	–	–	–	–	–	11,486,999	85,215	1,586,778	11,542	2,284,960	16,951	15,500,000	16	125,647	–	125,663
Stock option and warrant exercises	–	–	–	–	–	–	–	–	–	–	–	–	–	–	558,607	1	298	–	299
Common shares surrendered on net settlement of option and warrant exercises	–	–	–	–	–	–	–	–	–	–	–	–	–	–	(215,225)	–	(356)	–	(356)
Share- based compensation	–	–	–	–	–	–	–	–	–	–	–	–	–	–	–	–	6,758	–	6,758
Accretion on convertible redeemable preferred stock	–	–	–	–	–	–	–	–	–	6,804	–	1,220	–	1,354	–	–	–	(9,378)	(9,378)
Beneficial conversion feature	–	–	–	–	–	–	–	–	–	(2,045)	–	–	–	(407)	–	–	2,452	–	2,452
Accumulated accretion of beneficial conversion feature	–	–	–	–	–	–	–	–	–	2,045	–	–	–	407	–	–	–	(2,452)	(2,452)
Conversion of outstanding convertible redeemable preferred stock to common stock	(6,428,571)	(6,750)	(6,850,000)	(10,275)	(5,677,571)	(42,582)	(10,094,389)	(85,600)	(11,486,999)	(92,019)	(1,586,778)	(12,762)	(2,284,960)	(18,305)	51,320,437	51	268,242	–	268,293
Conversion of outstanding warrants to purchase convertible redeemable preferred stock to warrants to purchase common stock	–	–	–	–	–	–	–	–	–	–	–	–	–	–	–	–	19,451	–	19,451
Net income	–	–	–	–	–	–	–	–	–	–	–	–	–	–	–	–	–	23,503	23,503

Balance, December 31, 2012	–	$–	–	$–	–	$–	–	$–	–	$–	–	$–	–	$–	86,561,320	$87	$439,883	$(220,004)	$219,966

See accompanying notes to consolidated financial statements

LIFELOCK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Operating activities
Net income (loss)	$23,503	$(4,257)	$(15,376)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,427	3,740	4,214
Write-off of deferred financing costs from early payoff of term loan	1,443	—	—
Share-based compensation	6,758	3,285	3,251
Provision for doubtful accounts	46	(28)	(87)
Change in fair value of warrant liabilities	(3,117)	8,658	1,333
Change in fair value of embedded derivative	2,785	—	—
Deferred income tax benefit	(14,185)	—	—
Other	5	5	41
Change in operating assets and liabilities:
Trade and other receivables	(2,766)	(1,067)	72
Prepaid expenses and other current assets	1,334	(901)	(658)
Other non-current assets	(1,305)	(287)	210
Accounts payable	(2,945)	1,677	(273)
Accrued expenses and other liabilities	5,913	542	(14,015)
Deferred revenue	20,782	13,440	7,147
Other non-current liabilities	(255)	(463)	(369)

Net cash provided by (used in) operating activities	48,423	24,344	(14,510)

Investing activities
Acquisition of ID Analytics, net of cash acquired	(157,430)	—	—
Acquisition of property and equipment	(7,498)	(2,031)	(1,485)
Proceeds from sale of property and equipment	—	—	1
Decrease in restricted cash	1,748	500	—

Net cash used in investing activities	(163,180)	(1,531)	(1,484)

Financing activities
Proceeds from:
Term loan	68,000	—	—
Revolving line of credit	—	—	13,010
Initial public offering, net of offering costs	125,663	—	—
Issuance of convertible redeemable preferred stock, net of offering costs	102,165	—	14,946
Issuance of warrants	4,373	—	25
Stock option and warrant exercises	298	1,752	572
Payments for:
Term loan and installment note payable	(68,000)	—	—
Revolving line of credit	—	(13,010)	—
Installment note payable	—	—	(108)
Obligations under capital lease	—	(154)	(146)
Payment to Series E-1 convertible redeemable preferred stockholders	(10,719)	—	—
Debt issuance costs	(1,676)	(132)	(226)
Decrease in amounts due to related parties	—	—	(109)

Net cash provided by (used in) financing activities	220,104	(11,544)	27,964

Net increase in cash and cash equivalents	105,347	11,269	11,970
Cash and cash equivalents at beginning of year	28,850	17,581	5,611

Cash and cash equivalents at end of year	$134,197	$28,850	$17,581

	Year Ended December 31,
	2012	2011	2010

Supplemental cash flow information:
Cash paid during the period for:
Interest	$1,836	$316	$1,285
Income taxes	518	94	74
Supplemental information for non-cash investing activities:
Accrued capital expenditures	127	—	991
Supplemental information for non-cash financing activities:
Settlement of executive bonus through issuance of Series D convertible redeemable preferred stock	—	—	2,000
Convertible redeemable preferred stock issued as part of purchase price for ID Analytics	11,542	—	—
Convertible redeemable preferred stock embedded derivative issued as part of purchase price for ID Analytics	7,934	—	—

See accompanying notes to consolidated financial statements.

LIFELOCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1. Corporation Information

We provide proactive identity theft protection services to our consumer subscribers, whom we refer to as our members, on an annual or monthly subscription basis. We also provide identity risk assessment and fraud protection services to our enterprise customers.

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

In October 2012, we completed our IPO in which we issued and sold 15,500,000 shares of common stock at a public offering price of $9.00 per share. We received net proceeds of $125,663 after deducting the underwriting discount of $9,765 and other offering expenses of $4,072. Upon the closing of our IPO, all of our outstanding convertible redeemable preferred stock automatically converted into an aggregate of 51,320,437 shares of common stock.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

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

We are subject to uncertainties such as the impact of future events; economic, environmental, and political factors; and changes in our business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as our operating environment changes. We make changes in estimates when circumstances warrant. We reflect such changes in estimates and refinements in estimation methodologies in reported results of operations. If material, we disclose the effects of changes in estimates in the notes to the consolidated financial statements. Significant estimates and assumptions affect the following: the allocation of the purchase price associated with acquisitions;

the allowance for doubtful accounts; the carrying value of long-lived assets; the amortization period of long-lived assets; the carrying value, capitalization, and amortization of software and website development costs; the carrying value of goodwill and other intangible assets; the amortization period of intangible assets; the provision for income taxes and related deferred tax accounts; certain accrued expenses; contingencies, litigation, and related legal accruals; the value attributed to warrants to purchase shares of our preferred and common stock; the value attributed to our convertible redeemable preferred stock embedded derivative; and the value attributed to employee stock options and other stock-based awards.

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

We offer services to consumers primarily on an annual or monthly subscription basis that may include free trial periods. We typically bill subscription fees to our members’ credit card. We recognize revenue for subscriptions ratably from the last of cash receipt, activation of a member’s account, or expiration of free trial periods to the termination of the subscription period.

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

We recognize revenue from transaction-based services provided under hosted arrangements based on a negotiated fee per transaction. In some cases, we also negotiate a monthly minimum transaction fee, which may increase over the life of the contract. We bill and record transaction fees in excess of any of the monthly minimum fees as revenue in addition to the monthly minimum fees. In some instances, we receive an up-front, nonrefundable payment against which we apply the monthly minimum transaction fees. The up-front, nonrefundable payment is recorded as deferred revenue and recognized as revenue ratably over the usage period as we do not have sufficient evidence to accurately estimate a different pattern of usage. In other instances, the monthly minimum transaction fees are collected monthly, and we recognize revenue based on the negotiated monthly minimum transaction fees billed.

We record revenue from projects where we are engaged to deliver a report at the end of the analysis upon delivery and acceptance of the report.

Business Combinations

We account for business acquisitions using the acquisition method of accounting and record identifiable intangible assets separate from goodwill. We record intangible assets at their fair value based on estimates as of the date of acquisition.

We charge acquisition related costs that are not part of the consideration to general and administrative expense as they are incurred. These costs typically include transaction and integration costs, such as legal, accounting, and other professional fees.

Goodwill

Goodwill represents the excess of the purchase price of acquired businesses over the fair value assigned to the individual assets acquired and liabilities assumed. We do not amortize goodwill, but instead test goodwill for impairment at least annually and, if necessary, record any impairment. We evaluate goodwill for impairment in the fourth quarter of our fiscal year and whenever events and changes in circumstances indicate that it is more-likely-than-not that the fair value of a reporting unit that has goodwill is less than its carrying value.

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

The first step in the two-step impairment test is the comparison of the fair value of a reporting unit with its carrying amount, including goodwill. We have two operating segments, a consumer segment and an enterprise segment, which are the same as our two reporting units. In accordance with the authoritative guidance over fair value measurements, we define the fair value of a reporting unit as the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. We primarily use the income approach methodology of valuation, which includes the discounted cash flow method, and the market approach methodology of valuation, which considers values of comparable businesses, to estimate the fair values of our reporting units. We do not believe that a cost approach is relevant to measuring the fair values of our reporting units.

Significant management judgment is required when estimating the fair values of our reporting units, including the forecasting of future operating results, the discount rates and expected future growth rates that we will use in the discounted cash flow method of valuation, and the selection of comparable businesses that we will use in the market approach. If the estimated fair value of the reporting unit exceeds the carrying value assigned to that unit, goodwill is not impaired and no further analysis is required.

If the carrying value assigned to a reporting unit exceeds its estimated fair value in the first step, then we perform the second step of the impairment test. In this step, we assign the fair value of the reporting unit calculated in step one to all of the assets and liabilities of that reporting unit, as if a market participant just acquired the reporting unit in a business combination. The excess of the fair value of the reporting unit determined in the first step of the impairment test over the total amount assigned to the assets and liabilities in the second step of the impairment test represents the implied fair value of goodwill. If the carrying value of a reporting unit’s goodwill exceeds the implied fair value of its goodwill, we would record an impairment loss equal to the difference. If there is no such excess, then all goodwill for that reporting unit is considered not to be impaired. No impairment was recorded to goodwill for the year ended December 31, 2012.

Intangible Assets, Net

In connection with our acquisition of ID Analytics, we recorded certain finite-lived intangible assets. We amortize the acquisition date fair value of these assets on a straight-line basis over the estimated useful lives of the assets.

Per Share Data

We compute basic earnings per share by dividing net income available (loss attributable) to common stockholders by the weighted-average number of common shares outstanding for the period. We determine net income available (loss attributable) to common stockholders by deducting the accretion on convertible redeemable preferred stock and the net income allocable to convertible redeemable preferred stock, determined under the two class method, from net income (loss). We compute diluted earnings per share giving effect to all potentially dilutive common stock equivalents, including share-based compensation, convertible redeemable preferred stock, warrants to acquire common stock, and warrants to acquire convertible redeemable preferred stock. We make adjustments to the diluted net income available (loss attributable) to common stockholders to reflect the reversal of gains on the change in the value of warrant liabilities and additional accretion on convertible redeemable preferred stock, assuming conversion of warrants to acquire convertible redeemable preferred stock at the beginning of the period. We offset these adjustments by reductions in the net income allocable to convertible redeemable preferred stockholders for those securities that were assumed to convert prior to the conversion in connection with our IPO. Those securities determined to be anti-dilutive as common stock equivalents are excluded from the calculation of diluted earnings per share; however, such securities continue to be included in the application of the two-class method to the extent applicable.

Concentrations of Credit Risk

In the normal course of business, we are exposed to credit risk. We believe our concentration of credit risk with respect to trade receivables is limited because of the large number of customers and customer dispersion across many different geographic and economic environments. We maintain an allowance for doubtful trade accounts receivable based upon factors surrounding the credit risk of specific clients, historical trends, and other information.

Cash and Cash Equivalents

Cash includes cash on hand and cash held with banks. Cash equivalents are short-term, highly liquid investments with original maturities of three months or less when acquired. Cash and cash equivalents are deposited in or managed by major financial institutions and at times exceed Federal Deposit Insurance Corporation insurance limits.

Cash and cash equivalents also include credit card and debit card receivables. The majority of payments due from financial intermediaries for credit card and debit card transactions process within 72 hours, except for transactions occurring on a Friday, which are generally processed the following Monday. Amounts due from financial intermediaries for these transactions classified as cash and cash equivalents totaled $2,356 and $1,314 as of December 31, 2012 and 2011, respectively.

Restricted Cash

We classify cash accounts with any type of restriction as restricted cash. If the restriction is expected to be lifted in the next 12 months, we classify such amounts as current. We include cash accounts with restrictions expected to be lifted in greater than 12 months in other non-current assets. The amount of restricted cash included in other non-current assets totaled $0 and $1,350 as of December 31, 2012 and 2011, respectively. We have owned certain money market mutual funds that were pledged as collateral for letters of credit. The balance of these money market funds totaled $0 and $1,748 as of December 31, 2012 and 2011, respectively. As of December 31, 2012, there were no outstanding letters of credit. As of December 31, 2011, letters of credit were used as security for our facilities lease agreements and equipment leases and totaled $1,250 and $100, respectively.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts to provide for uncollectible trade receivables. We base the allowance on historical collections, write-off experience, current economic trends, and changes in customer payment terms and other factors that may affect our ability to collect payments. As of December 31, 2012 and 2011, our allowance for doubtful accounts was $134 and $88, respectively.

Property and Equipment

We state property and equipment at cost, less accumulated depreciation, amortization, and any impairment in value. We assess long-lived assets, including our property and equipment, for impairment whenever events or changes in business circumstances arise that may indicate that the carrying amount of the long-lived assets may not be recoverable.

We compute depreciation and amortization using the straight-line method over the following estimated useful lives of the assets:

Leasehold improvements	3 years or the remaining term of the lease, whichever is shorter
Telecommunications, network and computing equipment	3–5 years
Computer software	3 years
Furniture, fixtures and office equipment	3–5 years

Debt Issuance Costs

We defer and amortize issuance costs, underwriting fees, and related expenses incurred in connection with the issuance of debt instruments using the effective interest rate method over the terms of the instruments. We charge unamortized debt issuance costs to interest expense when the related debt is extinguished.

Cost of Services

Cost of services consists primarily of the direct and contract labor costs, fulfillment costs, printing and postage fees, and remediation costs to fulfill our service agreements. Cost of services also includes rent expense, facilities support, quality assurance expenses, and depreciation and amortization of long-lived assets related to the operations of our service fulfillment centers. We also include sales incentives provided to our members in cost of services.

Technology and Development

Technology and development expenses consist primarily of personnel costs incurred in product development, maintenance and testing of our websites, developing solutions for new services, internal information systems and infrastructure, third-party development, and other internal-use software systems. Our development costs are primarily incurred in the United States and primarily devoted to enhancing our consumer and enterprise service offerings.

Share-Based Compensation

We measure share-based compensation cost at fair value, net of estimated forfeitures. We determine fair value at the grant date using the Black-Scholes option pricing model with compensation cost amortized on a straight-line basis over each award’s full vesting period, except for awards with performance conditions, which we recognize using the accelerated method. Because of the lack of sufficient historical data to calculate expected term of equity awards, we use the average of the vesting term and the contractual term to estimate the expected term for service-based options granted to employees. We estimate volatility by utilizing the historical volatility of comparable companies with publicly available share prices. We include share-based compensation expense in cost of services, sales and marketing, technology and development, and general and administrative expenses consistent with the respective employees’ cash compensation in the consolidated statement of operations. The fair value of restricted stock units and restricted stock is based on the value of our stock on the grant date.

Advertising Costs

We expense advertising costs as incurred, except for direct-response advertising costs. Direct-response advertising costs include telemarketing, web-based marketing, and direct mail costs related directly to membership solicitation. We defer direct-response advertising costs and charge them to operations on a cost pool basis over a period of probable future benefits arising from the advertising. If the period of probable future benefit of direct-response advertising cannot be demonstrated, we expense direct-response marketing expenditures in the period incurred. As of December 31, 2012, 2011, and 2010, we had not deferred any direct-response marketing costs as the period of probable future benefit of such expenses was unknown. Advertising expense totaled approximately $66,049, $54,567, and $42,724 for the years ended December 31, 2012, 2011, and 2010, respectively.

Warrants for Shares of Convertible Redeemable Preferred Stock

Prior to our IPO, certain warrants could be exercised to purchase shares of our convertible redeemable preferred stock. We accounted for these warrants as liabilities and recognized them at their fair value. We adjusted the carrying value of such warrants to fair value at each balance sheet date, with the change in the fair value being recorded as a component of other income (expense). In connection with our IPO, such warrants were converted into warrants to purchase shares of common stock.

Income Taxes

We account for income taxes using the asset and liability method. We recognize deferred tax assets and liabilities for the future tax benefits and consequences attributable to temporary differences between the financial reporting basis of assets and liabilities and their related tax basis. We measure deferred tax assets and liabilities using the enacted tax rates expected to be in effect in the years in which those temporary differences are expected to be recovered or settled. We report any penalties and interest related to income taxes in income tax expense. We provide a valuation allowance for deferred tax assets when it is more likely than not that the related benefits will not be realized.

We utilize a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, trade and other receivables, and current liabilities approximate fair values, because of the short-term nature of these items. Prior to the conversion in connection with our IPO, we carried our convertible redeemable preferred stock warrant liability at fair value.

We determine the fair value of financial instruments using an exit price: the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. We use a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: Level 1 – observable inputs such as quoted prices in active markets; Level 2 – inputs other than the quoted prices in active markets that are observable, either directly or indirectly; and Level 3 – unobservable inputs for which there is little or no market data, which requires us to develop our own assumptions. On a recurring basis, we measure certain financial assets and liabilities at fair value, including our cash equivalents.

Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued amended standards to provide the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amended standards are effective for interim periods beginning after December 15, 2011 and must be applied retrospectively. We adopted the amended standards beginning January 1, 2012. As there was no other comprehensive income during the years ended December 31, 2012, 2011, or 2010, comprehensive income is equivalent to net income and we continue to evaluate the two presentation options.

In September 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-08 related to the testing of goodwill for impairment. The objective of this ASU is to simplify goodwill impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary. The ASU permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The ASU was effective for the reporting period beginning January 1, 2012. We considered the new guidance in conducting our annual goodwill impairment test for the year ended December 31, 2012.

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

3. Acquisition of ID Analytics

On March 14, 2012, we acquired ID Analytics, a provider of enterprise identity risk assessment and fraud protection services and a strategic technology partner of ours since 2009. This acquisition marked our entry into the enterprise market and enhanced the LifeLock ecosystem by expanding our data repositories and providing direct ownership of certain intellectual property related to our service. The aggregate purchase price consisted of approximately $166,474 of cash paid at the closing (cash paid net of cash acquired was $157,430) and 1,586,778 shares of Series E-1 convertible redeemable preferred stock with a fair value of approximately $19,476 as of the acquisition date.

Our consolidated financial statements include the results of operations of ID Analytics from the date of acquisition. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition, as determined by management and, with respect to identifiable intangible assets, by management with the assistance of a valuation provided by a third-party valuation firm. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill.

We accounted for this acquisition using the acquisition method in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. Accordingly, we allocated the purchase price of the acquired assets and liabilities based on their estimated fair values as of the acquisition date as summarized in the following table:

Net liabilities assumed	$(978)
Intangible assets acquired	57,500
Goodwill	129,428

Total purchase consideration	$185,950

The following is a description of the allocation of the purchase price to the net liabilities assumed:

Cash	$9,044
Trade and other receivables	3,393
Prepaid expenses and other current assets	1,208
Property and equipment	2,203
Other non-current assets	72

Total tangible assets acquired	15,920
Accounts payable and other liabilities	(2,713)
Deferred tax liability	(14,185)

Total liabilities assumed	(16,898)

Net liabilities assumed	$(978)

The following were the identified intangible assets acquired and the respective estimated periods over which such assets will be amortized:

	Amount	Weighted- Average Useful Life (in years)
Trade name and trademarks	$4,000	5.0
Technology	33,000	7.0
Customer relationships	20,500	9.0

Total	$57,500

The total weighted-average amortization period for the identifiable intangible assets acquired from ID Analytics is 7.6 years. We expect to recognize amortization expense of approximately $7,864 per year over the next four years and $7,228 in the fifth year.

The goodwill resulting from the ID Analytics acquisition is not deductible for income tax purposes.

As a result of the acquisition, we recorded a deferred tax liability related to the book and tax basis difference resulting from our purchase accounting. The increase in our deferred tax liability resulted in a reduction of our valuation allowance for net deferred tax assets, which is recorded as an income tax benefit of $14,185 in our consolidated statement of operations.

In determining the purchase price allocation, we considered, among other factors, how a market participant would likely use the acquired assets and the historical and estimated future demand for ID Analytics’ services. The estimated fair value of intangible assets was based on the income approach. The income approach requires a projection of the cash flow that the asset is expected to generate in the future. The projected cash flow is discounted to its present value using a rate of return, or discount rate, which accounts for the time value of money and the degree of risk inherent in the asset. The expected future cash flow that is projected should include all of the economic benefits attributable to the asset, including the tax savings associated with the amortization of the intangible asset value over the tax life of the asset. The income approach may take the form of a “relief-from-royalty” methodology, a cost savings methodology, a “with and without” methodology, or excess earnings methodology, depending on the specific asset under consideration.

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

Acquisition related costs recognized for the year ended December 31, 2012 included transaction costs of $718, which we have classified in general and administrative expense in our consolidated statements of operations. Transaction costs included expenses such as legal, accounting, valuation, and other professional services.

For the year ended December 31, 2012, ID Analytics contributed revenue and a net loss to our results of $21,750 and $5,762, respectively.

Had the acquisition of ID Analytics occurred on January 1, 2011, our pro forma consolidated revenue for the year ended December 31, 2012 would have been $281,290 (unaudited), and our pro forma net income for the year ended December 31, 2012 would have been $23,501 (unaudited).

Had the acquisition of ID Analytics occurred on January 1, 2011, our pro forma consolidated revenue for the year ended December 31, 2011 would have been $217,065 (unaudited), and our pro forma net loss year ended December 31, 2011 would have been $13,651 (unaudited).

4. Trade and Other Receivables

Trade and other receivables consisted of the following as of December 31:

	2012	2011
Trade receivables	$6,125	$1,013
Other receivable	1,569	521
Less allowance for doubtful accounts	(134)	(88)

	$7,560	$1,446

5. Property and Equipment, Net

Property and equipment consisted of the following as of December 31:

	2012	2011
Computer software	$9,003	$7,440
Telecommunications, network and computing equipment	8,039	3,682
Leasehold improvements	4,140	3,956
Furniture, fixtures and office equipment	2,859	2,694

	24,041	17,772
Less accumulated depreciation and amortization	(17,514)	(14,097)

	6,527	3,675
Assets not yet placed in service	3,174	374

	$9,701	$4,049

Depreciation expense on property and equipment for the years ended December 2012, 2011, and 2010 was $4,169, $3,740, and $4,214, respectively.

6. Other Intangible Assets

Our acquisition-related intangible assets are as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks	$4,000	$(637)	$3,363
Technology	33,000	(3,751)	29,249
Customer relationships	20,500	(1,870)	18,630

Total	$57,500	$(6,258)	$51,242

Amortization expense for the year ended December 31, 2012 was $6,258. Estimated future amortization of acquisition-related intangible asset for future periods is as follows:

Years Ending December 31,
2013	$7,864
2014	7,864
2015	7,864
2016	7,864
2017	7,228
Thereafter	12,558

$51,242

7. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following as of December 31:

	2012	2011
Marketing, commissions and other services	$11,814	$8,860
Employee salaries, wages and benefits	10,643	5,748
Sales, property and income taxes	1,536	2,092
Consulting, contract labor and professional fees	2,176	846
Other	1,160	754

	$27,329	$18,300

8. Financing Arrangements

Prior Credit Agreement

On February 7, 2012, we entered into a $70,000 credit agreement (“prior credit agreement”), which we amended on March 14, 2012, April 30, 2012, and May 29, 2012. The prior credit agreement consisted of a term loan of $68,000 and a revolving line of credit of $2,000. The prior credit agreement had a maturity date of February 7, 2016. As described in Note 18, on January 9, 2013, we refinanced the prior credit agreement and entered into a new credit agreement.

The outstanding balance under the term loan carried an interest rate ranging from LIBOR plus 3.75% to 4.75% depending on our consolidated leverage ratio. The outstanding balance under the line of credit bore an interest rate ranging from LIBOR to LIBOR plus 0.125% depending on our consolidated leverage ratio.

On October 12, 2012, we repaid the outstanding balance of the term loan with proceeds from our IPO. Amortization of debt issuance costs for the year ended December 31, 2012 totaled $1,760, including $1,443 of debt issuance costs written off at the date of repayment, and is included in interest expense in the accompanying consolidated statements of operations.

The prior credit agreement contained certain covenants. The covenants included, among others, restrictions with respect to payment of cash dividends, mergers or consolidations, changes in nature of business, disposal of assets, and obtaining additional loans. The prior credit agreement also required us to comply with certain financial covenants. As of December 31, 2012, we were in compliance with all covenants.

Revolving Line of Credit

On September 23, 2008, we entered into a $12,000 loan and security agreement with a financial institution. The agreement consisted of a revolving line of credit (“the LOC”) in the initial amount of $12,000 with the right for us to increase the LOC to $17,000 and $20,000. The LOC had an original maturity date of September 23, 2010, which was subsequently extended to March 21, 2011. In conjunction with entering into the LOC in 2008, we issued a warrant to purchase 56,193 shares of Series D convertible redeemable preferred stock at an exercise price of $5.34 per share. The relative fair value of the warrant was recorded as a debt issuance cost and was amortized over the term of the LOC.

On July 24, 2009 and February 8, 2010, we exercised our rights under the LOC (“the LOC Rights”) to increase the LOC to $17,000 and $20,000, respectively. In conjunction with our exercise of the LOC Rights, we issued a warrant to purchase 9,365 and 5,619 shares of Series D convertible redeemable preferred stock in 2010 and 2009, respectively, at an exercise price of $5.34 per share. The relative fair value of the warrants was recorded as a debt issuance cost and was amortized over the remaining term of the LOC.

On March 18, 2011, we entered into an amendment to the LOC to increase the LOC to $25,000 and extended the maturity date until March 21, 2013. On March 14, 2012, the LOC was terminated in connection with the prior credit agreement and the remaining unamortized debt issuance costs of $67 were expensed in interest expense.

The LOC contained certain covenants. The covenants included, among others, restrictions with respect to payment of cash dividends, mergers or consolidations, changes in nature of business, disposal of assets, and obtaining additional loans. The LOC also required us to comply with certain financial covenants. As of December 31, 2011 and March 14, 2012, the date of termination, we were in compliance with all covenants.

The LOC was collateralized by all of our assets, including our intellectual property.

Letters of Credit

As of December 31, 2011, we had three outstanding standby letters of credit issued in connection with office leases and other matters in the total amount of $1,350. These standby letters of credit were fully collateralized with restricted cash as of December 31, 2011.

During 2012, the standby letters of credit were cancelled and replaced by $1,300 in letters of credit issued against the $2,000 revolving line of credit provided under the credit agreement. The restrictions on the cash used to fully collateralize the standby letters of credit were released in July 2012.

9. Operating Leases

We have a number of lease agreements covering office space and certain equipment that we account for as operating leases. A majority of the lease agreements for office space have rent escalations that increase monthly rent payments over the lease terms and provide for a renewal option under negotiated terms and conditions upon expiration. We record rental expense on a straight-line basis over the base, non-cancelable lease terms. We recognize any difference between the calculated expense and amount actually paid as accrued rent. We reflect accrued rent as a current or non-current liability, depending on its expected date of reversal.

Rent expense incurred under operating leases for the years ended December 31, 2012, 2011, and 2010 was $2,758, $1,764, and $2,005, respectively.

Associated with operating leases, we have received tenant improvement allowances from lessors. We record the value of these improvements as fixed assets and amortize the assets over the term of the lease. We record an offsetting obligation as deferred rent and amortize it as a reduction to lease expense on a straight-line basis over the lease term.

The following summarizes the future minimum lease payments for outstanding operating lease agreements as of December 31, 2012:

2013	$3,272
2014	1,597
2015	1,137
2016	1,052
2017	1,080
Thereafter	1,299

$9,437

10. Stockholders’ Equity (Deficit)

Convertible Redeemable Preferred Stock

On October 9, 2012, in connection with the closing of our IPO, our Series B, C, D, and E-1 preferred shares automatically converted on a 1 for 1 basis into 24,208,738 shares of common stock; our Series A preferred shares automatically converted on a 1 for 1.03 basis into 6,617,647 shares of common stock; and our Series E and E-2 preferred shares converted on a 1 for 1.49 basis into 20,494,052 shares of our common stock.

On March 14, 2012, we issued the following convertible redeemable preferred stock:

	Issue Date	Gross Amount	Shares

Series E Convertible Redeemable Preferred Stock	March 14, 2012	$86,843	11,486,999
Series E-1 Convertible Redeemable Preferred Stock	March 14, 2012	11,542	1,586,778	(1)
Series E-2 Convertible Redeemable Preferred Stock	March 14, 2012	17,275	2,284,960

(1)	All shares were issued as purchase consideration for ID Analytics.

In conjunction with the issuance of the Series E, E-1, and E-2 convertible redeemable preferred stock, we amended our Certificate of Incorporation to delay the redemption date of the Series A, B, C, and D convertible redeemable preferred stock from November 15, 2011 to six months after the credit agreement maturity date, or six months after all obligations under the credit agreement have been repaid in full and the agreement terminated. The amendment of the term of the equity instruments was evaluated to determine whether it should be considered a modification or an extinguishment. We evaluated the fair value of the instruments immediately after the amendment, and determined that the fair value was not significantly different than the fair value immediately before the amendment. Additionally, we evaluated the qualitative aspects of the amendment. Based upon these evaluations, we determined the amendment to be a modification.

Prior to the conversion to common stock at the closing of our IPO, the convertible redeemable preferred stock was recorded outside of equity because the redemption feature was not solely within our control. Through November 15, 2011, the original date on which the redemption provision became exercisable by the holders of convertible redeemable preferred stock, the recorded value of the Series A, B, C, and D convertible redeemable preferred stock was accreted to the full redemption amount using the effective interest method. The Series E, E-1, and E-2 convertible redeemable preferred stock were being accreted to the full redemption amount using the effective interest method, until conversion to common stock on the closing of our IPO. This increase was recorded as a preferred stock dividend.

We evaluated each of our series of convertible redeemable preferred stock and determined that each should be considered an “equity host” and not a “debt host.” This evaluation was necessary to determine if any embedded features required bifurcation and, therefore, would be required to be accounted for separately as a derivative liability. Our analysis followed the “whole instrument approach,” which compares an individual feature against the entire convertible redeemable preferred stock instrument that includes that feature. Our analysis was based on a consideration of the economic characteristics and risks of the convertible redeemable preferred stock and, more specifically, evaluated all of the stated and implied substantive terms and features of such stock, including (1) whether the convertible redeemable preferred stock included redemption features; (2) how and when any redemption features could be exercised; (3) whether the holders of convertible redeemable preferred stock were entitled to dividends; (4) the voting rights of the convertible redeemable preferred stock; and (5) the existence and nature of any conversion rights. As a result of our determination that each series of the convertible redeemable preferred stock was an “equity host,” we determined that the embedded conversion options did not require bifurcation as derivative liabilities.

We determined the adjustment to the ratio at which the Series E and E-2 convertible redeemable preferred stock would automatically convert into shares of common stock did not require bifurcation as derivative liabilities as it was clearly and closely related to the equity host instrument; however, these features represented a potential contingent beneficial conversion feature, which would be triggered in the event the conversion ratio multiplied by the fair value of the common stock at March 14, 2012 (the issuance date of the Series E and E-2 convertible redeemable preferred stock) exceeds the allocated value per share of the Series E and E-2 convertible redeemable preferred stock. As a result of the IPO price of $9.00 per share, we recognized a beneficial conversion feature related to the Series E and Series E-2 convertible redeemable preferred stock of $2,452, which was treated as a deemed dividend.

We determined the cash settlement term of the Series E-1 convertible redeemable preferred stock required bifurcation and separate accounting as an embedded derivative. The fair value of this embedded feature was determined to be $7,934 at the issuance date of March 14, 2012, which was bifurcated from the issuance value of the Series E-1 convertible redeemable preferred stock and presented in long term liabilities. The embedded derivative was settled for $10,719 in connection with the closing of our IPO. Accordingly, we have recorded a realized loss of $2,785 with respect to the embedded derivative in the statement of operations.

We have authorized 10,000,000 shares of preferred stock, with a par value of $0.001 per share. As of December 31, 2012, no shares of preferred stock were issued and outstanding.

Stock Warrants

As of December 31, 2012, we had the following warrants to purchase common stock outstanding:

Expiration Date	Shares	Exercise Price
September 23, 2013	71,177	$5.34
May 14, 2014	98,596	0.01
October 3, 2014	2,334,044	0.70
December 19, 2014	166,666	4.50

As of December 31, 2011, we had outstanding warrants to purchase 2,267,357 shares of Series A convertible redeemable preferred stock with an exercise price of $0.70 per share. On October 9, 2012, in connection with our IPO, the warrants to purchase Series A convertible redeemable preferred stock were converted to warrants to purchase 2,334,044 shares of common stock and we reclassified the warrant liability of $19,176 to additional paid-in capital. Re-measurement of the fair value of the warrants using the Black-Scholes option pricing model resulted in a change in the carrying value of the Series A convertible redeemable preferred stock warrants and a corresponding loss on convertible redeemable preferred stock warrant liability of $1,264, $8,644, and $1,381 for the years ended December 31, 2012, 2011, and 2010, respectively.

As of December 31, 2011, we had outstanding warrants to purchase 71,177 shares of Series D convertible redeemable preferred stock with an exercise price of $5.34 per share. On October 9, 2012, in connection with our IPO, the warrants to purchase Series D convertible redeemable preferred stock were converted to warrants to purchase common stock and we reclassified the warrant liability of $275 to additional paid-in capital. Re-measurement of the fair value of the warrants using the Black-Scholes option pricing model resulted in a change in the carrying value of the Series D convertible redeemable preferred stock warrants and corresponding gain of $9, a loss of $14, and a gain of $48 for the years ended December 31, 2012, 2011, and 2010, respectively.

On March 14, 2012, we issued 2,062,495 and 1,380,496 warrants to purchase Series E and E-2 convertible redeemable preferred stock, respectively. Although detachable, we issued these warrants together with the Series E and E-2 convertible redeemable preferred stock. We allocated the proceeds, net of transaction costs, to the convertible redeemable preferred stock and warrants based on the relative fair value of the Series E and E-2 convertible redeemable preferred stock and warrants at the date of issuance. The initial fair value of the warrants to purchase Series E and Series E-2 convertible redeemable preferred stock was estimated to be $2,619 and $1,753, respectively, using a probability-weighted expected return method of valuation and recent secondary market trades of our common stock as of March 14, 2012. On October 9, 2012, the warrants to purchase Series E and E-2 convertible redeemable preferred stock were terminated in connection with the closing of our IPO and we recognized a gain of $4,372 in other income (expense).

Common Stock

We have authorized 300,000,000 shares of common stock, with a par value of $0.001 per share. As of December 31, 2012, we had 86,561,320 shares of common stock outstanding.

Holders of our common stock are entitled to one vote for each share on all matters submitted to a vote of the stockholders, including the election of directors. Stockholders do not have cumulative voting rights in the election of directors. Accordingly, holders of a majority of the voting shares are able to elect all of the directors.

We issue stock-based awards to our employees in the form of stock options, restricted stock units, and restricted stock. We also have an employee stock purchase plan.

11. Share-Based Compensation

Stock Plans

In November 2006, we adopted the LifeLock, Inc. 2006 Incentive Compensation Plan (the “2006 Plan”). We reserved 18,426,332 shares of common stock under the 2006 Plan. The 2006 Plan provided for awards in the form of restricted shares, stock units, stock options (which could constitute incentive stock options or non-statutory stock options), and stock appreciation rights. Generally, stock options awarded under the 2006 Plan had a ten-year term and typically vested over a period of four years, with 25% of the grant vesting on the first anniversary of the date of grant and the remainder vesting monthly over the remaining vesting period.

In August 2009, we our Board of Directors approved the modification of certain stock option awards (the “Option Exchange”). The Option Exchange allowed employees to exchange their original awards for new awards with an exercise price equal to the estimated common stock value on the date of the modification. Modified awards under the Option Exchange vested over four years, with 25% of the grant vesting on the first anniversary of the modification date and the remainder vesting monthly over the remaining vesting period. One hundred forty-seven employees participated in the Option Exchange program and options to purchase 2,894,308 shares of our common stock were modified. We are recognizing the $140 of incremental compensation cost resulting from the award modification over the vesting period of the modified stock option awards.

In October 2012, we adopted the LifeLock, Inc. 2012 Incentive Compensation Plan (the “2012 Plan”), which superseded the 2006 Plan. The total remaining shares of 4,902,708 available for issuance under the 2006 Plan were added to the number of shares reserved under the 2012 Plan, and no further awards will be granted under the 2006 Plan. In addition, we reserved an additional 4,200,000 shares of common stock under the 2012 Plan. The 2012 Plan provides for awards in the form of stock options (which may constitute incentive stock options or non-statutory stock options), stock appreciation rights, performance-based stock awards, restricted stock units, and restricted shares. Generally, stock options awarded under the 2012 Plan have a ten-year term and typically vest over a period of four years, with 25% of the grant vesting on the first anniversary of the date of grant and the remainder vesting monthly over the remaining vesting period.

The total amount of compensation cost for stock-based payment arrangements recognized in the consolidated statements of operations related to stock options, restricted stock units, and performance stock units was $6,758, $3,285, and $3,251 for the years ended December 31, 2012, 2011, and 2010, respectively.

As of December 31, 2012, a total of $24,037 of unrecognized compensation costs related to unvested stock options and unvested restricted stock units issued are expected to be recognized over the remaining weighted-average period of 3.15 years.

Employee Stock Purchase Plan

In October 2012, we adopted an employee stock purchase plan (the “ESPP”). The ESPP allows substantially all full-time and part-time employees to acquire shares of our common stock through payroll deductions over six month offering periods. The per share purchase price is equal to the lesser of 85% of the fair market value of a share of our common stock on the grant date or 85% of the fair market value of a share of our common stock on the last day of the offering period. Purchases are limited to 15% of an employee’s salary, up to a maximum of $25,000 of stock value per calendar year. We are authorized to grant up to 2,000,000 shares of our common stock under the ESPP. As of December 31, 2012, no shares of common stock had been issued under the ESPP.

Stock Options

The following table summarizes information on the activity of stock options, including performance-based options, under the 2006 and 2012 Plans for the years ended December 31:

	2012		2011		2010
	Shares	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share
Outstanding at beginning of year	8,660,771	$3.07	9,053,803	$2.88	9,604,091	$2.76
Granted	5,127,486	6.19	1,477,013	4.26	2,355,556	3.33
Exercised	(306,819)	2.39	(856,207)	2.05	(698,070)	0.82
Expired	(357,482)	3.70	(466,852)	4.41	(506,550)	4.65
Forfeited	(850,141)	4.91	(546,986)	3.61	(1,701,224)	3.12

Outstanding at end of year	12,273,815	$4.22	8,660,771	$3.07	9,053,803	$2.88

Exercisable at end of year	6,379,166	$2.98	5,113,662	$2.78	4,509,426	$2.63

The following table summarizes additional information about stock options, including performance-based options, outstanding and exercisable as of December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Under Option	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price Per Share	Shares Under Option	Weighted- Average Exercise Price per Share
$0.01 – $1.49	906,972	4.67	$0.70	906,972	$0.70
$1.50 – $2.99	2,741,199	6.50	2.67	2,324,028	2.66
$3.00 – $4.49	2,855,751	7.14	3.35	2,145,532	3.28
$4.50 – $5.99	4,259,032	8.56	5.08	839,228	4.67
$6.00 – $7.49	309,000	8.17	7.23	122,400	7.00
$7.50 – $9.00	1,201,861	9.71	8.91	41,006	9.00

	12,273,815			6,379,166

The weighted-average fair value of our outstanding stock options was $2.57, $1.29, and $1.03 for the years ended December 31, 2012, 2011, and 2010, respectively. Such amounts were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions at December 31:

	2012	2011	2010
Expected volatility	94.6%	60.0%	71.5%
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	1.2%	2.0%	2.4%
Expected term (years)	6.15	6.11	6.07

We derived the risk-free interest rate assumption from the U.S. Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the awards being valued. We based the assumed dividend yield on our expectation of not paying dividends in the foreseeable future. For grants to employees, we estimated the expected term of options using the average of the vesting period and the contractual life of the options. This decision was based on the lack of relevant historical data resulting from our limited operating history. In addition, because of our limited historical data, we estimated expected volatility by utilizing the historical volatility of comparable companies with publicly available share prices. We estimated forfeitures at the time of grant and revised this estimate, if necessary, in subsequent periods if actual forfeitures differed from those estimates.

The assumptions used to determine the fair value of the non-employee awards were derived in a similar manner as described above for employee awards, except that the expected life of non-employee awards are the stated contractual terms. These stock options are re-measured over the service period, which is expected to be the vesting period, as the measurement date for these non-employee stock options is the date when the services have been completed.

The weighted-average fair value of the options granted in the years ended December 31, 2012, 2011, and 2010 was $4.74, $2.43, and $2.15, respectively. The total intrinsic value of options exercised in 2012, 2011, and 2010 was $1,472, $2,230, and $1,996, respectively. As of December 31, 2012, the total intrinsic value of outstanding and exercisable stock options was $48,630 and $32,899, respectively.

Restricted Stock Units

The restricted stock units granted under the 2012 Plan vest over a four-year period, with 25% of the awards vesting after one year and the remaining awards vesting on a monthly basis thereafter. Restricted stock units are amortized on a straight-line basis over the requisite service period, except for restricted stock units with performance conditions, which are amortized using the accelerated method. For the year ended December 31, 2012, 7,000 restricted stock units vested. No restricted stock units vested during the years ended December 31, 2011 or 2010.

The following table summarizes unvested restricted stock units activity under the 2012 Plan for the year ended December 31, 2012:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value (per share)
Unvested at December 31, 2011	—	—
Granted	271,000	$9.00
Vested	(7,000)	9.00
Forfeited	—	—

Unvested at December 31, 2012	264,000	$9.00

12. Employee Benefits

In 2008, we initiated a 401(k) retirement plan, which is a defined contribution retirement plan, for eligible employees. Employees are eligible to participate on the first day of service. Under the terms of the plan, employees are entitled to contribute from 1% to 100% of their total compensation, within limitations established by the Internal Revenue Code. We match 100% of the first 6% of each employee’s contribution and may also contribute additional amounts at our discretion, all subject to immediate vesting. The cost of employer contributions to the plan was $1,908, $1,624, and $1,729 for the years ended December 31, 2012, 2011, and 2010, respectively.

13. Fair Value Measurements

As of December 31, 2012 and December 31, 2011, the fair value of our financial assets and liabilities was as follows:

	Level 1	Level 2	Level 3	Total
December 31, 2012
Assets
Cash equivalents
Commercial paper	$—	$35,023	$—	$35,023

Total assets	$—	$35,023	$—	$35,023

December 31, 2011
Liabilities:
Preferred stock warrant liabilities	$—	$—	$(18,195)	$(18,195)

Total liabilities	$—	$—	$(18,195)	$(18,195)

Commercial paper, classified as cash and cash equivalents, represent investments in open commercial paper. There were no amounts invested in open commercial paper as of December 31, 2011.

The following table presents a reconciliation of the liabilities measured at fair value using significant unobservable inputs for the year ended December 31, 2012:

	Warrant Liability	Embedded Derivative
Fair value as of December 31, 2011	$18,195	$—
Issuance of warrants	4,373	—
Issuance of embedded derivative	—	7,934
Increase (decrease) in fair value, recognized in other income (expense)	(3,117)	2,785
Payment to Series E-1 convertible redeemable preferred stockholders	—	(10,719)
Reclassified to stockholders’ equity	(19,451)	—

Fair value as of December 31, 2012	$—	$—

14. Net Income (Loss) Per Share

We compute basic net loss per share by dividing net loss less accretion on convertible redeemable preferred stock by the weighted-average number of common shares outstanding for the period. We compute diluted net loss per share giving effect to all potential dilutive common stock, including employee stock options, convertible redeemable preferred stock, warrants to acquire common stock, and warrants to acquire convertible redeemable preferred stock.

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders for the years ended December 31:

	2012	2011	2010
Numerator:
Net income (loss)	$23,503	$(4,257)	$(15,376)
Less:
Accretion of convertible redeemable preferred stock redemption premium	(9,378)	(18,926)	(16,145)
Beneficial conversion feature on convertible redeemable preferred stock	(2,452)	—	—
Net income allocable to convertible redeemable preferred stockholders	(5,504)	—	—

Net income (loss) attributable to common stock holders	$6,169	$(23,183)	$(31,521)
Less:
Change in fair value of warrant liabilities	(4,382)	—	—
Accretion of convertible redeemable preferred stock redemption premium for shares assumed issued in exercise of warrants	(898)	—	—
Plus:
Net income allocable to convertible redeemable preferred stockholders	4,444	—	—

Diluted net income available (loss attributable) to common stockholders	$5,333	$(23,183)	$(31,521)

Denominator (basic):
Weighted average common shares outstanding	35,081,863	18,725,305	18,067,875
Denominator (diluted):
Weighted average common shares outstanding	35,081,863	18,725,305	18,067,875
Diluted stock options and awards outstanding	4,088,101	—	—
Weighted average common shares from convertible redeemable preferred stock	22,528,878	—	—
Weighted average common shares from warrants	491,860	—	—

Net weighted average common shares outstanding	62,190,702	18,725,305	18,067,875

Net income available (loss attributable) per share to common stockholders:
Basic	$0.18	$(1.24)	$(1.74)
Diluted	0.09	(1.24)	(1.74)

In 2012, 2011 and 2010, potentially dilutive securities were not included in the calculation of diluted loss per share, as their impact would be anti-dilutive.

The following number of outstanding employee stock options, warrants to purchase common and convertible redeemable preferred stock, and convertible redeemable preferred stock were excluded from the computation of diluted net loss per share for the years ended December 31:

	2012	2011	2010
Stock options outstanding	—	2,551,074	1,739,230
Common equivalent shares from stock warrants	3,585,996	2,727,702	2,727,702
Common shares from convertible redeemable preferred stock	8,770,427	29,239,607	29,239,607

	12,356,423	34,518,383	33,706,539

15. Income Taxes

We have deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We have recorded a valuation allowance on our net deferred tax asset. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Realization of the deferred tax assets, net of liabilities, depends upon the achievement of projected future taxable income. Our valuation allowance decreased approximately $12,418 and $974 in 2012 and 2011, respectively, and increased approximately $6,466 in 2010.

The decrease in the valuation allowance during 2012 was principally attributable to the generation of operating profits and net deferred tax liabilities established in connection with the acquisition of ID Analytics. As a result of deferred tax liabilities recorded of the valuation allowance on our deferred tax assets, we recorded a $14,185 deferred tax benefit from the acquisition.

The components of income tax provision were as follows at December 31:

	2012	2011	2010
Current:
U.S. federal	$388	$36	$–
U.S. state and local taxes	67	178	8

Total current	455	214	8
Deferred:
U.S. federal	(11,877)	–	–
U.S. state and local taxes	(2,308)	–	–

Total deferred	(14,185)	–	–

Total income tax (benefit) expense	$(13,730)	$214	$8

A reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate is as follows at December 31:

	2012	2011	2010
Statutory federal income tax rate	35.0%	34.0%	34.0%
State tax expense, net of federal benefit	6.1	(4.5)	(0.1)
Nondeductible expense related to stock warrants	(11.2)	(72.8)	(3.0)
Nondeductible expense related to embedded derivative	10.0	–	–
Other nondeductible expenses	2.7	(2.5)	(0.7)
Effect of change in income tax rate	14.4	5.1	–
Impact of state net operating losses	(11.4)	15.5	–
Stock options	0.7	(4.8)	(1.4)
Other	1.0	0.6	1.4
Reduction in valuation allowance due to business combination	(145.1)	–	–
Change in valuation allowance	(42.7)	24.1	(30.3)

Total expense	(140.5)%	(5.3)%	(0.1)%

The following is a summary of the components of our deferred tax assets and liabilities at December 31:

	2012	2011
Deferred tax assets:
Net operating loss (NOL) and credit carry-forwards	$62,307	$55,434
Stock options	5,513	3,347
Deferred rent	196	390
Deferred revenue	44	331
Property and equipment	247	1,131
Accrued expenses	1,310	680
Other	–	251

Total deferred tax assets	69,617	61,564
Valuation allowance	(49,146)	(61,564)

Net deferred tax assets	$20,471	$–

Deferred tax liabilities:
Intangible assets	$(20,259)	$–
Other	(212)	–

Total deferred tax liabilities	(20,471)	–

Net deferred tax assets and liabilities	$–	$–

We estimate that U.S. federal and state net operating losses (“NOLs”) available to be carried forward approximated $159,827 and $165,105, respectively, as of December 31, 2012. The U.S. federal NOLs expire in the years 2024 through 2031. The majority of the state NOLs will expire between 2012 and 2015. Our ability to utilize our U.S. federal and state NOLs may be limited if we experience an ownership change as defined by Section 382 of the Internal Revenue Code. When a company undergoes such an ownership change, Section 382 limits the future use of NOLs generated before the change in ownership and certain subsequently recognized “built-in” losses and deductions, if any, existing as of the date of the ownership change. A company’s ability to utilize new NOLs arising after the ownership change is not affected. We recently completed an analysis of prior year ownership changes and determined that we experienced an “ownership change” as defined in Section 382 of the Internal Revenue Code. However, we determined that none of our NOL carryforwards will expire solely a result of our prior ownership changes. As of December 31, 2012, we had $457 of federal alternative minimum tax credit carryover that does not expire.

We are subject to taxation in the U.S. and various states. All of our tax years are still subject to U.S. federal, state, and local tax authorities due to our net operating loss, which started in 2006. As of December 31, 2012, our unrecognized tax benefit was $393. We had no unrecognized tax benefits as of December 31, 2011 and 2010. Due to the valuation allowance on deferred tax assets, no portion of the unrecognized tax benefits would impact the effective rate if recognized. There are no positions for which it is reasonably possible that the uncertain tax benefit will significantly increase or decrease within twelve months. As of December 31, 2012, there was no accrued interest or penalties recorded in the consolidated financial statements.

16. Segment Reporting

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

Financial information about our segments for the year ended December 31, 2012 and as of December 31, 2012 was as follows:

	Consumer	Enterprise	Eliminations	Total
Revenue
External customers	$254,678	$21,750	$—	$276,428
Intersegment revenue	—	3,506	(3,506)	—
Income (loss) from operations	18,840	(5,747)	—	13,093
Goodwill	69,891	59,537	—	129,428
Total assets	213,564	129,245	(3,221)	339,588

We allocated goodwill between our segments by estimating the expected synergies to each segment.

We derive all of our revenue from sales in the United States, and all our long-lived assets are located in the United States.

17. Contingencies

As part of our consumer services, we offer 24x7x365 member service support. If a member’s identity has been compromised, our member service team and remediation specialists will assist the member until the issue has been resolved. This includes our $1 million service guarantee, which is backed by an identity theft insurance policy, under which we will spend up to $1 million to cover certain third-party costs and expenses incurred in connection with the remediation, such as legal and investigatory fees. This insurance also covers certain out-of-pocket expenses, such as loss of income, replacement of fraudulent withdrawals, child and elderly care, travel expenses, and replacement of documents. While we have reimbursed members for claims under this guarantee, the amounts in aggregate for the years ended December 31, 2012, 2011, and 2010 were not material.

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

In January 2010, Neal Duncan, one of our stockholders, filed a breach of contract claim against us in the Superior Court of Maricopa County, Arizona. In his complaint, Mr. Duncan alleged that we breached a purported contract with him and sought an ownership interest in our company equal to 7.5%. The parties participated in a private mediation on December 21, 2011, but the dispute was not resolved. We filed motions for summary judgment on November 2, 2011 and January 12, 2012. Oral argument was heard on our motions for summary judgment on April 4, 2012. Immediately following oral argument, the presiding judge ruled from the bench in our favor and granted both motions for summary judgment. We filed an application for an award of our fees and costs on April 20, 2012. On June 5, 2012, the judge once again ruled in our favor and awarded us fees and costs in excess of $250. On July 2, 2012, Mr. Duncan filed a notice of appeal. On September 30, 2012, we received Mr. Duncan’s opening brief. We filed our response brief on November 13, 2012. Mr. Duncan filed his reply brief on December 10, 2012. We are awaiting the decision of the Arizona Court of Appeals. We intend to vigorously contest this appeal. However, any litigation is subject to inherent uncertainties, and we cannot assure you that the expenses associated with defending this lawsuit or its resolution will not have a material adverse effect on our business, operating results, or financial condition.

On September 25, 2012, Denise Richardson filed a complaint against our company and Todd Davis, our Chairman and Chief Executive Officer, in the United States District Court for the Southern District of Florida. Ms. Richardson performed services for us as an independent contractor under a series of Independent Contractor Services Agreements, the most recent of which expired on December 31, 2011. The gravamen of Ms. Richardson’s claims is that (1) Ms. Richardson was improperly classified as an independent contractor instead of an employee and (2) we breached the terms of an alleged employment agreement and are obligated to Ms. Richardson under that agreement until June 30, 2013. Ms. Richardson asserts claims against us in the complaint for alleged violation of ERISA fiduciary duties, unlawful interference with attainment of ERISA benefits, ERISA retaliation, unlawful misclassification and denial of ERISA benefits, retroactive benefits under

ERISA plans, failure to pay overtime in violation of the FLSA, breach of employment contract, unjust enrichment, fraud and punitive damages, and intentional infliction of emotional distress. In the complaint, Ms. Richardson alleges entitlement to equitable relief, compensatory damages, liquidated damages, statutory penalties, punitive damages, interest, costs and attorneys’ fees. On October 15, 2012, Ms. Richardson filed an amended complaint that did not include any substantive changes to her claims. In letters sent prior to the filing of the complaint, Ms. Richardson’s lawyer asserted that Ms. Richardson is entitled to “well over $250 in damages” from us and stated that Ms. Richardson would settle the matter for a $200 lump sum payment and 1,000 shares of stock in our company. On January 3, 2013, the court entered several orders addressing scheduling in the case that, among other things, set the close of discovery for June 23, 2013 and set a pretrial conference for August 23, 2013. On January 23, 2013, pursuant to an order of the court, Ms. Richardson filed a statement of her alleged FLSA claim in which she summarized the FLSA damages to which she claims to be entitled and asserted that those damages amount to at least $179. In an effort to resolve the matter without litigation, we had offered to pay Ms. Richardson $75 in full settlement of any and all claims. Ms. Richardson rejected that offer and reasserted her original demand. Pursuant to the court’s referral of the case to mediation, a mediation is to take place in the matter on either April 22, 2013 or June 18, 2013 in Miami, Florida. On November 1, 2012, we filed a motion to dismiss Ms. Richardson’s amended complaint or, in the alternative, to transfer challenging on a variety of grounds all of the claims asserted against us in the amended complaint. That motion is fully briefed and awaiting a decision by the court. In addition, on January 16, 2013, Todd Davis filed a motion to dismiss Ms. Richardson’s amended complaint or, in the alternative, to transfer directed to the single count of the amended complaint asserted against Mr. Davis and that joined our motion in several applicable respects and made additional arguments regarding Ms. Richardson’s claim against Mr. Davis. Ms. Richardson responded to that motion on January 30, 2013 and Mr. Davis filed a reply brief on February 11, 2013.

We are subject to other legal proceedings and claims that have arisen in the ordinary course of business. Although there can be no assurance as to the ultimate disposition of these matters and the proceedings disclosed above, we believe, based upon the information available at this time, that a material adverse outcome related to the matters is neither probable nor estimable.

18. Subsequent Events

On January 9, 2013, we refinanced our existing credit agreement and entered into a new credit agreement (the “Credit Agreement”) with Bank of America, N.A. as administrative agent, swing line lender and L/C issuer, Silicon Valley Bank as syndication agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated as sole lead arranger and sole book manager, and the lenders from time to time party thereto. We refer to the Credit Agreement and related documents as the “Senior Credit Facility.”

The Senior Credit Facility provides for an $85 million revolving line of credit, which we can increase to $110 million subject to the conditions set forth in the Credit Agreement. The revolving line of credit also includes a letter of credit subfacility of $10 million and a swing line loan subfacility of $5 million. The Senior Credit Facility has a maturity date of January 9, 2018.

Borrowings under the Senior Credit Facility bear interest at a per annum rate equal to, at our option, either (a) a base rate equal to the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate,” and (iii) the eurodollar rate for base rate loans plus 1.00%, plus an applicable rate ranging from 0.50% to 1.25%, or (b) the eurodollar rate for eurodollar rate loans plus an applicable rate ranging from 1.50% to 2.25%. The initial applicable rate is 0.50% for base rate loans and 1.50% for eurodollar rate loans, subject to adjustment from time to time based upon our achievement of a specified consolidated leverage ratio.

In addition to paying interest on the outstanding principal under the Senior Credit Facility, we are also required to pay a commitment fee to the administrative agent at a rate per annum equal to the product of (a) an applicable rate ranging from 0.25% to 0.50% multiplied by (b) the actual daily amount by which the aggregate revolving commitments exceed the sum of (1) the outstanding amount of revolving borrowings, and (2) the outstanding amount of letter of credit obligations. The initial applicable rate is 0.25%, subject to adjustment from time to time based upon our achievement of a specified consolidated leverage ratio.

We also will pay a letter of credit fee to the administrative agent for the account of each lender in accordance with its applicable percentage of a letter of credit for each letter of credit, which fee will be equal to the applicable rate then in effect, multiplied by the daily maximum amount available to be drawn under the letter of credit. The initial applicable rate for the letter of credit is 1.50%, subject to adjustment from time to time based upon our achievement of a specified consolidated leverage ratio.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS	AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

During the period covered by this Annual Report on Form 10-K, we identified a material weakness relating to the calculation of our earnings per share for the three months ended March 31, 2012. After implementing new internal controls and procedures, we concluded that we have remediated the previously identified material weakness as of December 31, 2012. Except as otherwise described herein, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Annual Report on Form 10-K that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, misstatements, errors, and instances of fraud, if any, within our company have been or will be prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks that internal controls may become inadequate as a result of changes in conditions, or through the deterioration of the degree of compliance with policies or procedures.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS,	EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2013 annual meeting of stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2012, and is incorporated in this Annual Report on Form 10-K by reference.

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers, and employees, including our principal executive officer and principal financial officer. The Code of Business Conduct and Ethics is posted on our website at http://investor.lifelock.com/phoenix.zhtml?c=234808&p=irol-govhighlights.

We will post any amendments to, or waivers from, a provision of this Code of Business Conduct and Ethics by posting such information on our website, at the address and location specified above.

ITEM 11. EXECUTIVE	COMPENSATION

The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL	ACCOUNTANT FEES AND SERVICES

The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS	AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as a part of this report:

1.	Financial Statements: The information concerning our financial statements and Report of Independent Registered Public Accounting Firm required by this Item is incorporated by reference herein to the section of this Annual Report on Form 10-K in Item 8, titled “Financial Statements and Supplementary Data.”

2.	Financial Statement Schedule: Schedule II—Valuation and Qualifying Accounts is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements or notes thereto.

All other schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

3.	Exhibits: See Item 15(b) below. We have filed, or incorporated into this Annual Report on Form 10-K by reference, the exhibits listed on the accompanying Index to Exhibits immediately following the signature page of this Form 10-K.

(b)	Exhibits: The exhibit list in the Index to Exhibits immediately following the signature page of this Annual Report on Form 10-K is incorporated herein by reference as the list of exhibits required by this Item 15(b).

(c)	Financial Statement Schedules: See Item 15(a) above.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Year ended December 31,	Beginning Balance	Additions (recoveries) – charged to costs and expenses	Deductions	Ending Balance
Allowance for doubtful accounts (1)
2012	$88	$79	$(33)	$134
2011	115	(27)	-	88
2010	203	(88)	-	115

Deferred tax asset valuation allowance(2)
2012	61,564	(12,418)	-	49,146
2011	62,538	(974)	-	61,564
2010	56,072	6,466	-	62,538

(1)	We record additions to the allowance for doubtful accounts based on historical collections, write-off experience, current economic trends, and changes in customer payment terms and other factors that may affect our ability to collect payments. Deductions principally reflect amounts charged off as uncollectible, less amounts recovered.

(2)	Deferred tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not that the related benefit will not be realized.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFELOCK, INC.

Date: February 26, 2013	By:	/s/ Todd Davis
Todd Davis
Chairman and Chief Executive Officer

LIFELOCK, INC.

Date: February 26, 2013	By:	/s/ Chris Power
Chris Power
Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Todd Davis, Chris Power, and Clarissa Cerda, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing required and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Todd Davis Todd Davis	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 26, 2013

/s/ Chris Power Chris Power	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2013

/s/ David Cowan David Cowan	Director	February 26, 2013

/s/ Chini Krishnan Chini Krishnan	Director	February 26, 2013

/s/ Roy A. Guthrie Roy A. Guthrie	Director	February 26, 2013

/s/ Albert A. (Rocky) Pimentel Albert A. (Rocky) Pimentel	Director	February 26 , 2013

/s/ Thomas J. Ridge Thomas J. Ridge	Director	February 26, 2013

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Seventh Amended and Restated Certificate of Incorporation of LifeLock, Inc. (1)

3.2	Amended and Restated Bylaws of LifeLock, Inc. (2)

4.1	Form of Common Stock Certificate (3)

4.2	Fourth Amended and Restated Investors’ Rights Agreement, dated as of March 14, 2012, by and among LifeLock, Inc. and the investors named therein (4)

10.1†	Form of Indemnification Agreement by and between LifeLock, Inc. and each of its directors and executive officers (5)

10.2†	Second Amended and Restated Employment Agreement, dated as of September 14, 2012, between LifeLock, Inc. and Todd Davis (6)

10.3†	Second Amended and Restated Employment Agreement, dated as of September 14, 2012, between LifeLock, Inc. and Chris Power (7)

10.3A†	First Amendment to Second Amended and Restated Employment Agreement, dated as of February 15, 2013, between LifeLock, Inc. and Chris Power (26)

10.4†	Second Amended and Restated Employment Agreement, dated as of September 14, 2012, between LifeLock, Inc. and Clarissa Cerda (8)

10.5†	Second Amended and Restated Employment Agreement, dated as of September 14, 2012, between LifeLock, Inc. and Marvin Davis (9)

10.6†	Second Amended and Restated Employment Agreement, dated as of September 14, 2012, between LifeLock, Inc. and Srinivasagopalan (Prakash) Ramamurthy (10)

10.7

Credit Agreement, dated as of January 9, 2013, among LifeLock, Inc., the Guarantors named therein, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Silicon Valley Bank, as Syndication Agent, the other Lenders named therein, and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Sole Lead Arranger and Sole Book Manager (11)

10.8	Office Lease, dated as of May 18, 2007, between LifeLock, Inc. and Hayden Ferry Lakeside, LLC (12)

10.8A	First Amendment to Office Lease, dated as of March 7, 2008, between LifeLock, Inc. and Hayden Ferry Lakeside, LLC (13)

10.9	Lease Agreement, dated as of March 1, 2008, by and between LifeLock, Inc. and BoMin2035M LLC (14)

10.9A	First Amendment to Lease Agreement, dated as of March 17, 2008, by and between LifeLock, Inc. and BoMin2035M LLC (15)

10.9B	Second Amendment to Lease Agreement, dated as of May 14, 2010, by and between LifeLock, Inc. and BoMin2035M LLC (16)

10.10*	Identity Protection Service Provider Agreement, dated as of July 29, 2011, by and between LifeLock, Inc. and Early Warning Services, LLC (17)

10.11*	Amended and Restated Reseller Agreement, dated as of November 12, 2008, by and between LifeLock, Inc. and CSIdentity Corporation, including all amendments thereto (18)

10.12†	Amended and Restated 2006 Incentive Compensation Plan (19)

10.13†	Form of Stock Option Agreement under Amended and Restated 2006 Incentive Compensation Plan (20)

10.15†	Employment Agreement, dated as of September 14, 2012, between LifeLock, Inc. and Hilary A. Schneider (21)

Exhibit No.	Description of Exhibit

10.16†	2012 Incentive Compensation Plan (22)

10.17†	Form of Stock Option Agreement and Restricted Stock Unit Agreement under 2012 Incentive Compensation Plan (23)

10.18†	2012 Employee Stock Purchase Plan (24)

10.19†	2012 Performance Bonus Plan (25)

21.1	List of Subsidiaries

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm

24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2012, and incorporated herein by reference.

(2)	Filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2012, and incorporated herein by reference.

(3)	Filed as Exhibit 4.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 19, 2012, and incorporated herein by reference.

(4)	Filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 28, 2012, and incorporated herein by reference.

(5)	Filed as Exhibit 10.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 19, 2012, and incorporated herein by reference.

(6)	Filed as Exhibit 10.2 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 14, 2012, and incorporated herein by reference.

(7)	Filed as Exhibit 10.3 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 14, 2012, and incorporated herein by reference.

(8)	Filed as Exhibit 10.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 14, 2012, and incorporated herein by reference.

(9)	Filed as Exhibit 10.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 14, 2012, and incorporated herein by reference.

(10)	Filed as Exhibit 10.6 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 14, 2012, and incorporated herein by reference.

(11)	Filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2013, and incorporated herein by reference.

(12)	Filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 28, 2012, and incorporated herein by reference.

(13)	Filed as Exhibit 10.8A to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 28, 2012, and incorporated herein by reference.

(14)	Filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 28, 2012, and incorporated herein by reference.

(15)	Filed as Exhibit 10.9A to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 28, 2012, and incorporated herein by reference.

(16)	Filed as Exhibit 10.9B to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 28, 2012, and incorporated herein by reference.

(17)	Filed as Exhibit 10.10 to Amendment No. 3 the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 27, 2012, and incorporated herein by reference.

(18)	Filed as Exhibit 10.11 to Amendment No. 3 the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 27, 2012, and incorporated herein by reference.

(19)	Filed as Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 28, 2012, and incorporated herein by reference.

(20)	Filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 28, 2012, and incorporated herein by reference.

(21)	Filed as Exhibit 10.15 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 14, 2012, and incorporated herein by reference.

(22)	Filed as Exhibit 10.16 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 14, 2012, and incorporated herein by reference.

(23)	Filed as Exhibit 10.17 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 14, 2012, and incorporated herein by reference.

(24)	Filed as Exhibit 10.18 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 14, 2012, and incorporated herein by reference.

(25)	Filed as Exhibit 10.19 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 14, 2012, and incorporated herein by reference.

(26)	Filed as Exhibit 10.3A to the Registrant’s Current Report on Form 8-K filed within the Securities and Exchange Commission on February 22, 2013, and incorporated herein by reference.

†	Indicates management contract or compensatory plan or arrangement.

*	Confidential treatment has been granted by the SEC for portions of this exhibit.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.