Form 10-Q
period 2013-03-31
LIFELOCK, INC.
filed 2013-05-03
CIK 1383871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 30, 2013, there were outstanding 86,936,530 shares of the registrant’s common stock, $0.001 par value.

LIFELOCK, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2013

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

LIFELOCK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$145,303	$134,197
Trade and other receivables, net	7,756	7,560
Prepaid expenses and other current assets	8,473	5,753

Total current assets	161,532	147,510
Property and equipment, net	9,955	9,701
Goodwill	129,428	129,428
Intangible assets, net	49,276	51,242
Other non-current assets	1,826	1,707

Total assets	$352,017	$339,588

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,376	$1,151
Accrued expenses and other liabilities	28,448	27,329
Deferred revenue	103,354	90,877

Total current liabilities	133,178	119,357
Other non-current liabilities	231	265

Total liabilities	133,409	119,622
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 300,000,000 shares authorized at March 31, 2013 and December 31, 2012 and 86,719,994 and 86,561,320 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	87	87
Preferred stock, $0.001 par value, 10,000,000 authorized and no shares issued and outstanding at March 31, 2013 and December 31, 2012	—	—
Additional paid-in capital	442,642	439,883
Accumulated deficit	(224,121)	(220,004)

Total stockholders’ equity	218,608	219,966

Total liabilities and stockholders’ equity	$352,017	$339,588

See accompanying notes to condensed consolidated financial statements.

LIFELOCK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended March 31,
	2013	2012
Revenue:
Consumer revenue	$75,094	$56,708
Enterprise revenue	7,001	904

Total revenue	82,095	57,612
Cost of services	23,804	18,840

Gross profit	58,291	38,772
Costs and expenses:
Sales and marketing	41,793	30,338
Technology and development	9,024	5,349
General and administrative	9,424	2,935
Amortization of acquired intangible assets	1,966	359

Total costs and expenses	62,207	38,981

Loss from operations	(3,916)	(209)
Other income (expense):
Interest expense	(67)	(350)
Interest income	20	1
Change in fair value of warrant liabilities	—	4,895
Other	(4)	(2)

Total other income (expense)	(51)	4,544

Income (loss) before provision for income taxes	(3,967)	4,335
Income tax expense (benefit)	150	(14,118)

Net income (loss)	(4,117)	18,453
Accretion of convertible redeemable preferred stock	—	(734)
Net income allocable to convertible redeemable preferred stockholders	—	(11,061)

Net income available (loss attributable) to common stockholders	$(4,117)	$6,658

Net income available (loss attributable) per share to common stockholders:
Basic	$(0.05)	$0.34
Diluted	$(0.05)	$0.22
Weighted-average common shares outstanding:
Basic	86,640	19,430
Diluted	86,640	54,127

See accompanying notes to condensed consolidated financial statements.

LIFELOCK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2013	2012
Operating activities
Net income (loss)	$(4,117)	$18,453
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,071	1,274
Share-based compensation	2,724	804
Provision for doubtful accounts	43	8
Change in fair value of warrant liabilities	—	(4,895)
Deferred income tax benefit	—	(14,310)
Other	4	2
Change in operating assets and liabilities:
Trade and other receivables	(239)	(232)
Prepaid expenses and other current assets	(2,720)	(1,693)
Other non-current assets	313	(804)
Accounts payable	225	1,100
Accrued expenses and other liabilities	1,048	518
Deferred revenue	12,477	9,704
Other non-current liabilities	(34)	(125)

Net cash provided by operating activities	12,795	9,804

Investing activities
Acquisition of ID Analytics, net of cash acquired	—	(157,430)
Acquisition of property and equipment	(1,285)	(337)

Net cash used in investing activities	(1,285)	(157,767)

Financing activities
Proceeds from:
Long-term debt	—	68,000
Issuance of warrants	—	4,373
Issuance of convertible redeemable preferred stock, net of offering costs	—	102,175
Stock option exercises	36	114
Payments for:
Debt issuance costs related to credit facilities	(440)	(1,500)

Net cash provided by (used in) financing activities	(404)	173,162

Net increase in cash and cash equivalents	11,106	25,199
Cash and cash equivalents at beginning of period	134,197	28,850

Cash and cash equivalents at end of period	$145,303	$54,049

Supplemental information for non-cash financing activities:
Convertible redeemable preferred stock issued as part of purchase price for ID Analytics	—	11,542
Preferred stock embedded derivative issued as part of purchase price for ID Analytics	—	7,934

See accompanying notes to condensed consolidated financial statements.

LIFELOCK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

1. Description of Business and Basis of Presentation

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

We completed our initial public offering (“IPO”) in October 2012 and our common stock is listed on the New York Stock Exchange under the symbol “LOCK.”

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

The condensed consolidated balance sheet as of December 31, 2012 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.

The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the result of operations to be anticipated for the entire year ending December 31, 2013 or any future period.

Basis of Consolidation

The condensed consolidated financial statements include our accounts and those of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience, current business factors, and various other assumptions that we believe are necessary to consider in forming a basis for making judgments about the carrying values of assets and liabilities, the recorded amounts of revenue and expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from our estimates.

2. Summary of Significant Accounting Policies

Significant Accounting Policies

There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, which supersedes and replaces the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05 and 2011-12. The amendment requires that an entity must report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. ASU 2013-02 was effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. We adopted the amended standards beginning January 1, 2013. As there was no other comprehensive income during the periods ended March 31, 2013 or 2012 or the years ended December 31, 2012 or 2011, or any amounts reclassified out of accumulated other comprehensive income, there was no impact on our financial position, results of operations, or cash flows.

In March 2013, the FASB issued ASU 2013-04, which provides guidance on the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. The update requires an entity to measure obligations resulting from joint and several liability obligations for which the total amount of the obligation within the scope of the update is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangements among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in ASU 2013-04 are effective for fiscal years and interim periods within those years, beginning on or after December 15, 2013 and must be applied retrospectively. We do not expect the adoption of ASU 2013-04 in the first quarter of 2014 to have an impact on our financial position, results of operations, or cash flows.

3. Acquisition of ID Analytics

In the first quarter of 2012, we acquired ID Analytics, a provider of enterprise identity risk assessment and fraud protection services and a strategic technology partner of ours since 2009. The aggregate purchase price consisted of approximately $166,474 of cash paid at the closing (cash paid net of cash acquired was $157,430) and 1,586,778 shares of Series E-1 convertible redeemable preferred stock with a fair value of approximately $19,476 as of the acquisition date. We accounted for the acquisition using the acquisition method. Accordingly, we allocated the total purchase price to the tangible and identifiable intangible assets acquired and the net liabilities assumed based on their respective fair values on the acquisition date. As a result of the acquisition, we recorded goodwill in the amount of $129,428, identifiable definite-lived intangible assets of $57,500, which was comprised of $4,000 related to trade name and trademarks, $33,000 related to technology, and $20,500 related to customer relationships, and net liabilities assumed of $978. The overall weighted-average life of the identifiable definite-lived intangible assets acquired was 7.6 years, which will be amortized on a straight-line basis over their respective useful lives. The condensed consolidated financial statements for the three-month period ended March 31, 2012 include the results of operations of ID Analytics from the date of acquisition.

4. Financing Arrangements

Credit Agreement

On January 9, 2013, we refinanced our existing credit agreement and entered into a new credit agreement (the “Credit Agreement”) with Bank of America, N.A. as administrative agent, swing line lender and L/C issuer, Silicon Valley Bank as syndication agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated as sole lead arranger and sole book manager, and the lenders from time to time party thereto. We refer to the Credit Agreement and related documents as the “Senior Credit Facility.” The Senior Credit Facility provides for an $85,000 revolving line of credit, which we can increase to $110,000 subject to the conditions set forth in the Credit Agreement. The revolving line of credit also includes a letter of credit subfacility of $10,000 and a swing line loan subfacility of $5,000. The Senior Credit Facility has a maturity date of January 9, 2018. As of March 31, 2013, we had no outstanding debt under our Senior Credit Facility. For the three months ended March 31, 2013, we paid an unused commitment fee of $46, which is included in interest expense in the condensed consolidated statement of operations.

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

5. Stockholders’ Equity

Share-Based Compensation

We issue stock-based awards to our employees in the form of stock options and restricted stock units. We also have an employee stock purchase plan. The following table summarizes the components of share-based compensation expense included in our condensed consolidated statement of operations for the three-month period ended March 31:

	Three Months Ended
	March 31,
	2013	2012
Cost of services	$206	$69
Sales and marketing	333	130
Technology and development	515	220
General and administrative	1,670	385

Total cost related to share-based compensation expense	$2,724	$804

Unrecognized share-based compensation expenses totaled $43,691 as of March 31, 2013, which we expect to recognize over a weighted-average time period of 3.47 years.

Stock Warrants

As of March 31, 2013, we had the following warrants to purchase common stock outstanding:

Expiration Date	Shares	Exercise Price
October 3, 2014	2,334,044	$0.70
December 19, 2014	166,666	4.50

6. Fair Value Measurements

As of March 31, 2013 and December 31, 2012, the fair value of our financial assets and liabilities was as follows:

	Level 1	Level 2	Level 3	Total
March 31, 2013
Assets
Commercial paper	$—	$35,040	$—	$35,040

Total assets	$—	$35,040	$—	$35,040

December 31, 2012
Assets
Commercial paper	$—	$35,023	$—	$35,023

Total assets	$—	$35,023	$—	$35,023

Commercial paper, classified as cash and cash equivalents, represent investments in open commercial paper.

7. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders for the three-month period ended March 31:

	Three Months Ended March 31,
	2013	2012
Net income (loss)	$(4,117)	$18,453
Less:
Accretion of convertible redeemable preferred stock redemption premium	—	(734)
Net income allocable to convertible redeemable preferred stockholders	—	(11,061)

Net income available (loss attributable) to common stockholders	(4,117)	6,658
Less:
Change in fair value of warrant liabilities	—	(4,895)
Accretion of convertible redeemable preferred stock redemption premium for shares assumed issued in exercise of warrants	—	(110)

Add back:
Net income allocable to convertible redeemable preferred stockholders	—	10,244

Diluted net income available (loss attributable) to common stockholders	$(4,117)	$11,897

Denominator (basic):
Weighted average common shares outstanding	86,639,538	19,430,111
Denominator (diluted):
Weighted average common shares outstanding	86,639,538	19,430,111
Dilutive stock options and awards outstanding	—	3,167,250
Weighted average common shares from preferred stock	—	29,239,607
Weighted average common shares from warrants	—	2,290,036

Net weighted average common shares outstanding	86,639,538	54,127,004

Net income available (loss attributable) per share to common stockholders:
Basic	$(0.05)	$0.34
Diluted	$(0.05)	$0.22

For the three-month periods ended March 31, 2013 and 2012, potentially dilutive securities are not included in the calculation of diluted income (loss) per share as their impact would be anti-dilutive. The following weighted-average number of outstanding stock options, warrants to purchase common and preferred stock, and convertible redeemable preferred stock were excluded from the computation of diluted net income (loss) per share for the three-month period ended March 31:

	Three Months Ended
	March 31,
	2013	2012
Common equivalent shares from convertible preferred stock	—	3,037,992
Common equivalent shares from stock options	5,612,000	—
Common equivalent shares from stock warrants	2,322,597	680,378
Common equivalent shares from ESPP	5,783	—

	7,940,380	3,718,370

8. Segment Reporting

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

Financial information about our segments during the three-month period ended March 31, 2013 and as of March 31, 2013 was as follows:

	Consumer	Enterprise	Eliminations	Total
Revenue
External customers	$75,094	$7,001	$—	$82,095
Intersegment revenue	—	1,237	(1,237)	—
Loss from operations	(633)	(3,283)	—	(3,916)
Goodwill	69,891	59,537	—	129,428
Total assets	225,810	126,629	(422)	352,017

Financial information about our segments during the three-month period ended March 31, 2012 and as of December 31, 2012 was as follows:

	Consumer	Enterprise	Eliminations	Total
Revenue
External customers	$56,708	$904	$—	$57,612
Intersegment revenue	—	195	(195)	—
Income (loss) from operations	370	(579)	—	(209)
Goodwill	69,891	59,537	—	129,428
Total assets	213,564	129,245	(3,221)	339,588

All of our revenue is derived from sales in the United States and all our long-lived assets are located in the United States.

9. Income Taxes

Income taxes for the interim periods presented have been included in the accompanying condensed consolidated financial statements on the basis of an estimated annual effective tax rate. Based on an estimated annual effective tax rate and discrete items, the estimated income tax expense from operations for the three-month period ended March 31, 2013 was approximately $150. We recognized an income tax benefit of $14,118 in the three-month period ended March 31, 2012, primarily due to a benefit of $14,310 resulting from the release of our valuation allowance on the acquisition of ID Analytics.

10. Contingencies

As part of our consumer services, we offer 24x7x365 member service support. If a member’s identity has been compromised, our member service team and remediation specialists will assist the member until the issue has been resolved. This includes our $1 million service guarantee, which is backed by an identity theft insurance policy, under which we will cover certain third-party costs and expenses incurred in connection with the remediation, such as legal and investigatory fees. This insurance also covers certain out-of-pocket expenses, such as loss of income, replacement of fraudulent withdrawals, child and elderly care, travel expenses, and replacement of documents. While we have reimbursed members for claims under this guarantee, the amounts in aggregate for the three-month periods ended March 31, 2013 and 2012 were not material.

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

On September 25, 2012, Denise Richardson filed a complaint against our company and Todd Davis, our Chairman and Chief Executive Officer, in the United States District Court for the Southern District of Florida. Ms. Richardson performed services for us as an independent contractor under a series of Independent Contractor Services Agreements, the most recent of which expired on December 31, 2011. The gravamen of Ms. Richardson’s claims is that (1) Ms. Richardson was improperly classified as an independent contractor instead of an employee and (2) we breached the terms of an alleged employment agreement and are obligated to Ms. Richardson under that agreement until June 30, 2013. Ms. Richardson asserts claims against us in the complaint for alleged violation of ERISA fiduciary duties, unlawful interference with attainment of ERISA benefits, ERISA retaliation, unlawful misclassification and denial of ERISA benefits, retroactive benefits under ERISA plans, failure to pay overtime in violation of the FLSA, breach of employment contract, unjust enrichment, fraud and punitive damages, and intentional infliction of emotional distress. In the complaint, Ms. Richardson alleges entitlement to equitable relief, compensatory damages, liquidated damages, statutory penalties, punitive damages, interest, costs and attorneys’ fees. On October 15, 2012, Ms. Richardson filed an amended complaint that did not include any substantive changes to her claims. On November 1, 2012, we filed a motion to dismiss Ms. Richardson’s amended complaint or, in the alternative, to transfer venue — challenging on a variety of grounds all of the claims asserted against us in the amended complaint. In addition, on January 16, 2013, Todd Davis filed a motion to dismiss Ms. Richardson’s amended complaint or, in the alternative, to transfer venue, directed to the single count of the amended complaint asserted against Mr. Davis and that joined our motion in several applicable respects and made additional arguments regarding Ms. Richardson’s claim against Mr. Davis. Ms. Richardson responded to that motion on January 30, 2013 and Mr. Davis filed a reply brief on February 11, 2013. On January 23, 2013, pursuant to an order of the court, Ms. Richardson filed a statement of her alleged FLSA claim in which she summarized the FLSA damages to which she claims to be entitled and asserted that those damages amount to at least $179. On April 9, 2013, the Florida district court entered an order transferring Ms. Richardson’s case, in its entirety, to the United States District Court for the District of Arizona, as we and Mr. Davis sought. To date, no substantive proceedings have occurred in the matter following the transfer.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses, and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are a leading provider of proactive identity theft protection services for consumers and identity risk assessment and fraud protection services for enterprises. We protect our members by constantly monitoring identity-related events, such as new account openings and credit-related applications. If we detect that a member’s personally identifiable information is being used, we offer notifications and alerts, including proactive, near real-time, actionable alerts, that provide our members peace of mind that we are monitoring use of their identity and allow our members to confirm valid or unauthorized identity use. If a member confirms that the use of his or her identity is unauthorized, we can proactively take actions designed to protect the member’s identity. We also provide remediation services to our members in the event that an identity theft actually occurs. We protect our enterprise customers by delivering on-demand identity risk and authentication information about consumers. Our enterprise customers utilize this information in real time to make decisions about opening or modifying accounts and providing products, services, or credit to consumers to reduce financial losses from identity fraud.

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

We offer our consumer identity theft protection services on a monthly or annual, automatically renewing subscription basis. As of March 31, 2013, approximately 60% of our members subscribed to our consumer services on an annual basis. We currently offer our consumer services under our basic LifeLock, LifeLock Command Center, and premium LifeLock Ultimate services, with retail list prices of $10, $15, and $25 per month and $110, $165, and $275 per year, respectively. Our average revenue per member is lower than our retail list prices due to wholesale or bulk pricing that we offer to strategic partners in our embedded product, employee benefits and breach distribution channels to drive our membership growth. In our embedded product channel, our strategic partners embed our consumer services into their products and services and pay us on behalf of their customers; in our employee benefit channel, our strategic partners offer our consumer services as a voluntary benefit as part of their employee benefit enrollment process; and in our breach channel, enterprises that have experienced a data breach pay us a fee to provide our services to the victims of the data breach. We also offer special discounts and promotions from time to time to incentivize prospective members to enroll in one of our consumer services. Our members pay us the full subscription fee at the beginning of each subscription period, in most cases by authorizing us to directly charge their credit or debit cards. We initially record the subscription fee as deferred revenue and then recognize it ratably on a daily basis over the subscription period. The prepaid subscription fees enhance our visibility of revenue and allow us to collect cash prior to paying our fulfillment partners.

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

Since our founding in April 2005, we have experienced 32 consecutive quarters of sequential growth in both revenue and cumulative ending members primarily due to the success of our marketing efforts, the introduction of premium services, and our strong member retention rate. In general, increases in revenue and cumulative ending members occur during and after periods of significant and effective direct retail marketing efforts.

For the three-month period ended March 31, 2013, we recorded revenue of $82.1 million, an increase of 42% from the three-month period ended March 31, 2012, which only included enterprise revenue subsequent to our acquisition of ID Analytics. Revenue in our consumer segment was $75.1 million for the three-month period ended March 31, 2013, a 32% increase from $56.7 million for the three-month period ended March 31, 2012. We generated a net loss from operations of $3.9 million and a net loss of $4.1 million for the three-month period ended March 31, 2013.

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

Key Operating Metrics

The following table summarizes our key operating metrics for the three-month period ended March 31:

	For the Three Months Ended March 31,

	2013	2012
	(in thousands, except percentages and per member data)
	(Unaudited)
Cumulative ending members	2,636	2,206
Gross new members	249	208
Member retention rate	87.2%	84.3%
Average cost of acquisition per member	$156	$144
Monthly average revenue per member	$9.80	$8.84
Enterprise transactions	58,483	49,769

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

As of March 31, 2013, we had approximately 2.6 million cumulative ending members, an increase of 20% from March 31, 2012. This increase was driven by several factors, including the success of our marketing campaigns, the penetration of our LifeLock Ultimate service, increased awareness of breaches, media coverage of identity theft, and our continued retention improvements.

Gross new members. We calculate gross new members as the total number of new members who enroll in one of our consumer services during the relevant period. Many factors may affect the volume of gross new members in each period, including the effectiveness of our marketing campaigns, the timing of our marketing programs, the effectiveness of our strategic partnerships, and the general level of identity theft coverage in the media. We monitor gross new members because it provides an indication of the revenue and expenses that we expect to recognize in the future. For the three-month period ended March 31, 2013, we enrolled 249,000 gross new members, up from 208,000 for the three-month period ended March 31, 2012. This increase was driven by the success of our marketing campaigns, the penetration of our LifeLock Ultimate service, which accounted for over one-third of our gross new members during the quarter, and increased awareness of breaches and identity theft.

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

As of March 31, 2013, our member retention rate was 87.2%, an increase of 2.9% points from March 31, 2012. This continued improvement was due to a variety of factors, including consumer awareness, media coverage of identity theft, and our focus on customer service and operational efficiencies.

Average cost of acquisition per member. We calculate average cost of acquisition per member as our sales and marketing expense for our consumer segment during the relevant period divided by our gross new members for the period. A number of factors may influence this metric, including shifts in the mix of our media spend. For example, when we engage in marketing efforts to build our brand, our cost of acquisition per member increases in the short term with the expectation that it will decrease over the long term. In addition, when we introduce new partnerships in our embedded product channel, such as when we launched our partnership with AOL, our average cost of acquisition per member decreases due to the volume of members that enroll in our consumer services in a relatively short period of time. We monitor average cost of acquisition per member to evaluate the efficiency of our marketing programs in acquiring new members. For the three-month period ended March 31, 2013, our average cost of acquisition per member was $156, up from $144 for the three-month period ended March 31, 2012. Although our average cost of acquisition per member increased period-over-period, the continued improvements in our member retention and the increasing monthly average revenue per member, primarily from the continued penetration of our LifeLock Ultimate service, results in a higher lifetime value of a member relationship which enables us to absorb a higher average cost of acquisition per member.

Monthly average revenue per member. We calculate monthly average revenue per member as our consumer revenue during the relevant period divided by the average number of cumulative ending members during the relevant period (determined by taking the average of the cumulative ending members at the beginning of the relevant period and the cumulative ending members at the end of each month in the relevant period), divided by the number of months in the relevant period. A number of factors may influence this metric, including whether a member enrolls in one of our premium services; whether we offer the member any promotional discounts upon enrollment; the distribution channel through which we acquire the member, as we offer wholesale pricing in our embedded product, employee benefit, and breach channels; and whether a new member subscribes on a monthly or annual basis, as members enrolling on an annual subscription receive a discount for paying for a year in advance. While our retail list prices have historically remained unchanged, our average revenue per member increased approximately 11% from the three month period ended March, 31, 2012. This growth was primarily driven by increased adoption of our higher priced premium services by a greater percentage of our members, a trend we expect will continue. We monitor monthly average revenue per member because it is a strong indicator of revenue in our consumer business and of the performance of our premium services. The increase in our monthly average revenue per member resulted primarily from the penetration of our LifeLock Ultimate service, which accounted for over a third of our gross new members for the three month period ended March 31, 2013.

Our monthly average revenue per member for the three-month period ended March 31, 2013 was $9.80, an increase of 11% from the three-month period ended March 31, 2012.

Enterprise transactions. We calculate enterprise transactions as the total number of enterprise transactions processed for either an identity risk or credit risk score during the relevant period. Our enterprise transactions are processed by ID Analytics, which we acquired on March 14, 2012. Accordingly, the enterprise transactions data for 2012 includes transactions processed by ID Analytics before the acquisition. Enterprise transactions have historically been higher in the fourth quarter as the level of credit applications and general consumer spending increases. We monitor the volume of enterprise transactions because it is a strong indicator of revenue in our enterprise business.

We had 58.5 million enterprise transactions in the three-month period ended March 31, 2013, an increase of 18% over the three-month period ended March 31, 2012, as we continued to expand our enterprise customer base.

Key Financial Metrics

The following table summarizes our key financial metrics for the three-month period ended March 31:

	For the Three Months Ended March 31,

	2013	2012
	(in thousands)
Consumer revenue	$75,094	$56,708
Enterprise revenue	7,001	904

Total revenue	$82,095	$57,612
Adjusted net income	$573	$411
Adjusted EBITDA	$1,879	$1,869
Free cash flow	$11,510	$9,467

Adjusted Net Income

Adjusted net income is a non-GAAP financial measure that we calculate as net income (loss) excluding amortization of acquired intangible assets, change in fair value of warrant liabilities, share-based compensation, and income tax benefits resulting from the acquisition of ID Analytics. We have included adjusted net income in this Quarterly Report on Form 10-Q because it is a key measure used by us to understand and evaluate our core operating performance and trends. In particular, the exclusion of certain expenses in calculating adjusted net income can provide a useful measure for period-to-period comparisons of our core business.

Accordingly, we believe that adjusted net income provides useful information to investors and others in understanding and evaluating our operating results in the same manner as we do. We believe that it is useful to exclude amortization of acquired intangible assets, change in fair value of warrant liabilities, share-based compensation, and income tax benefits from our acquisition of ID Analytics from net income (loss) because (i) the amount of such non-cash expenses in any specific period may not directly correlate to the underlying operational performance of our business, and (ii) such expenses can vary significantly between periods as a result of new acquisitions and full amortization of previously acquired intangible assets.

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

•	adjusted net income does not reflect changes in, or cash requirements for, our working capital needs;

•	adjusted net income does not consider the potentially dilutive impact of share-based compensation;

•	adjusted net income does not reflect the income tax benefit from the release of the valuation allowance due to increased deferred tax liabilities resulting from our acquisition of ID Analytics; and

•	other companies, including companies in our industry, may calculate adjusted net income or similarly titled measures differently, limiting their usefulness as a comparative measure.

Because of these limitations, you should consider adjusted net income alongside other financial performance measures, including various cash flow metrics, net income (loss), and our other GAAP results. The following table presents a reconciliation of adjusted net income to net income (loss) for each of the periods indicated:

	For the Three Months Ended March 31,

	2013	2012
	(in thousands)
Reconciliation of Net Income (Loss) to Adjusted Net Income:
Net income (loss)	$(4,117)	$18,453
Amortization of acquired intangible assets	1,966	359
Change in fair value of warrant liabilities	—	(4,895)
Share-based compensation	2,724	804
Tax benefit from acquisition	—	(14,310)

Adjusted net income	$573	$411

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss) excluding depreciation and amortization, interest expense, interest income, change in fair value of warrant liabilities, other income (expense) (which consists primarily of gains and losses on disposal of fixed assets), income taxes, and share-based compensation. We have included adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measure used by us to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop short- and long-term operational plans. In particular, the exclusion of certain expenses in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Additionally, adjusted EBITDA is a key financial measure used in determining management’s incentive compensation.

Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as we do. We believe that it is useful to exclude non-cash charges for depreciation and amortization, change in fair value of warrant liabilities, and share-based compensation from net income (loss) because (i) the amount of such non-cash expenses in any specific period may not directly correlate to the underlying operational performance of our business, and (ii) such expenses can vary significantly between periods as a result of new acquisitions and full amortization of previously acquired intangible assets.

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

Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss), and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA to net income (loss) for each of the periods indicated:

	For the Three Months Ended March 31,

	2013	2012
	(in thousands)
Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net income (loss)	$(4,117)	$18,453
Depreciation and amortization	3,071	1,274
Interest expense	67	350
Interest income	(20)	(1)
Change in fair value of warrant liabilities	—	(4,895)
Other	4	2
Income tax expense (benefit)	150	(14,118)
Share-based compensation	2,724	804

Adjusted EBITDA	$1,879	$1,869

Free Cash Flow

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

Although free cash flow is frequently used by investors in their evaluations of companies, free cash flow has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our operating results as reported under GAAP. Some of these limitations including the following:

•	free cash flow does not reflect our future requirements for contractual commitments to third-party providers;

•	free cash flow does not reflect the non-cash component of employee compensation or depreciation and amortization of property and equipment; and

•	other companies, including companies in our industry, may calculate free cash flow or similarly titled measures differently, limiting their usefulness as comparative measures.

Because of these limitations, you should consider free cash flow alongside other financial performance measures, including net cash provided by operating activities, net income (loss), and our other GAAP results. The following table presents a reconciliation of free cash flow to net cash provided by operating activities for each of the periods indicated:

	For the Three Months Ended March 31,
	2013	2012
	(in thousands)
Reconciliation of Net Cash Provided By Operating Activities to Free Cash Flow:
Net cash provided by operating activities	$12,795	$9,804
Acquisitions of property and equipment	(1,285)	(337)

Free cash flow	$11,510	$9,467

Factors Affecting Our Performance

Customer acquisition costs. We expect to continue to make significant expenditures to grow our member and enterprise customer bases. Our average cost of acquisition per member and the number of new members we generate depends on a number of factors, including the effectiveness of our marketing campaigns, changes in cost of media, the competitive environment in our markets, the prevalence of identity theft issues in the media, publicity about our company, and the level of differentiation of our services. Shifts in the mix of our media spend also influence our member acquisition costs. For example, when we engage in marketing efforts to build our brand, our member acquisition costs increase in the short term with the expectation that they will decrease over the long term. We also continually test new media outlets, marketing campaigns, and call center scripting, each of which impacts our average cost of acquisition per member. In addition, given the continued success of our LifeLock Ultimate service since its launch in the fourth quarter of 2011, we expect to be able to absorb a higher average cost of acquisition per member and still recognize value over the lifetime of our member relationships.

Mix of members by services, billing cycle, and distribution channel. Our performance is affected by the mix of members subscribing to our various consumer services, by billing cycle (annual versus monthly), and by the distribution channel through which we acquire the member. Our adjusted EBITDA, adjusted net income, free cash flow, and average cost of acquisition per member are all affected by this mix. We have seen a recent shift to more monthly members, in large part due to the increase in the number of members enrolling through our embedded product channel in which our members enroll on a monthly basis. We also have seen an increase in the number of LifeLock Ultimate members as a percentage of our gross new members.

Customer retention. We have continued to improve the retention of our members and, as a result, the anticipated lifetime value of our members. Our member retention rate improved to 87.2% as of March 31, 2013 from 84.3% as of March 31, 2012. Our ability to continue to improve our member retention rate may be affected by a number of factors, including the effectiveness of our services, the performance of our member services organization, external media coverage of identity theft, the continued evolution of our service offerings, the competitive environment, the effectiveness of our media spend, and other developments.

Our enterprise business relies on the retention of enterprise customers to maintain the effectiveness of our services because our enterprise customers typically provide us with their customer transaction data as part of our service. Losing a significant number of these customers would reduce the breadth and effectiveness of our services. In addition, we believe approximately 17% of the revenue of ID Analytics for the three-month period ended March 31, 2013, or approximately 2% of our overall revenue for the three-month period ended March 31, 2013, was derived from direct competitors to our consumer business. This percentage may decline over time.

Investments to grow our business. We will continue to invest to grow our business. Investments in the development and marketing of new services and the continued enhancement of our existing services will increase our operating expenses in the near term and thus may negatively impact our operating results in the short term, although we anticipate that these investments will grow and improve our business over the long term.

Regulatory developments. Our business is subject to regulation by federal, state, and local authorities. Any changes to the existing applicable laws, regulations, or rules; any determination that other laws, regulations, or rules are applicable to us; or any determination that we have violated any of these laws, regulations, or rules could adversely impact our operating results. We recently began collecting and remitting sales tax in several states related to the sale of our consumer services. Additional states or other jurisdictions may seek to impose sales or other tax collection obligations on us in the future. A successful assertion by any state, or other jurisdiction that we should be collecting sales or other taxes on the sale of our services could, among other things, increase the cost of our services, create significant administrative burdens for us, result in substantial tax liabilities for past sales, discourage current members and other consumers from purchasing our services, or otherwise substantially harm our business and operating results.

For additional factors and risks facing our business see “Risk Factors”.

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

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets is the amortization expense associated with core technology, customer relationships, and trade names and trademarks resulting from business acquisitions. As of March 31, 2013, we had $49.3 million in net intangible assets as a result of our acquisition of ID Analytics. The intangible assets have useful lives of between five and nine years and we expect to recognize $7.9 million of amortization expense for the year ending December 31, 2013 and for each of the next three years thereafter.

Other Income (Expense)

Other income (expense) consists primarily of interest income on our cash and cash equivalents and interest expense on our indebtedness. Prior to our IPO in October 2012, other income (expense) included changes in the fair value of our warrant liabilities and an embedded derivative.

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

As a result of the acquisition of ID Analytics, we recorded a deferred tax liability related to the book and tax basis difference resulting from our purchase accounting. The recognition of this deferred tax liability offset $8.5 million of the acquired gross deferred tax assets. A valuation allowance was established in the purchase price allocation for the remaining $1.0 million of acquired gross deferred tax assets. This resulted in the recognition of a net deferred tax liability which has been recognized in our purchase price allocation. As a result of the recognition of this net deferred tax liability, we concluded that the deferred tax assets we had recognized prior to the acquisition for which we had previously recorded a valuation allowance were more likely than not of being realized. Accordingly, we reduced our valuation allowance for these deferred tax assets, which is recorded as an income tax benefit of $14.3 million in our condensed consolidated statement of operations for the three-month period ended March 31, 2012.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of our financial results is not necessarily indicative of our financial results in future periods, and our results for the three-month period ended March 31, 2013 are not necessarily indicative of our results for the full year or for any other period.

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Consolidated Statements of Operations Data:
Revenue:
Consumer revenue	$75,094	$56,708
Enterprise revenue	7,001	904

Total revenue	82,095	57,612
Cost of services	23,804	18,840

Gross profit	58,291	38,772
Expenses:
Sales and marketing	41,793	30,338
Technology and development	9,024	5,349
General and administrative	9,424	2,935
Amortization of acquired intangible assets	1,966	359

Total expenses	62,207	38,981

Loss from operations	(3,916)	(209)
Other income (expense):
Interest expense	(67)	(350)
Interest income	20	1
Change in fair value of warrant liabilities	—	4,895
Other	(4)	(2)

Total other income (expense)	(51)	4,544

Income (loss) before provision for income taxes	(3,967)	4,335
Income tax expense (benefit)	150	(14,118)

Net income (loss)	$(4,117)	$18,453

	Three Months Ended March 31,

	2013	2012
	(as a percentage of revenue)
Consolidated Statements of Operations Data:
Revenue:
Consumer revenue	91.5%	98.4%
Enterprise revenue	8.5%	1.6%

Total revenue	100.0%	100.0%
Cost of Services	29.0%	32.7%

Gross profit	71.0%	67.3%
Costs and expenses:
Sales and marketing	50.9%	52.7%
Technology and development	11.0%	9.3%
General and administrative	11.5%	5.1%
Amortization of acquired intangible assets	2.4%	0.6%

Total expenses	75.8%	67.7%

Loss from operations	-4.8%	-0.4%
Other income (expense):
Interest expense	-0.1%	-0.6%
Interest income	0.0%	0.0%
Change in fair value of warrant liabilities	—	8.5%
Other	0.0%	0.0%

Total other income (expense)	-0.1%	7.9%

Income (loss) before provision for income taxes	-4.9%	7.5%
Income tax expense (benefit)	0.2%	-24.5%

Net income (loss)	-5.1%	32.0%

Comparison of the Three-Month Periods Ended March 31, 2013 and 2012

Total Revenue

	Three Months Ended March 31,
	2013	2012	% Change
Consumer revenue	$75,094	$56,708	32.4%
Enterprise revenue	7,001	904	NM

Total revenue	$82,095	$57,612	42.5%

Consumer revenue for the three-month period ended March 31, 2013 was $75.1 million, an increase of $18.4 million, or 32.4% over consumer revenue for the three-month period ended March 31, 2012. The increase in our consumer revenue related primarily to an increase in the number of our members, which grew from 2.2 million as of March 31, 2012 to 2.6 million as of March 31, 2013, an increase of 20%. In addition, our monthly average revenue per member increased 11% to $9.80 for the three-month period ended March 31, 2013 from $8.84 for the three-month period ended March 31, 2012. The increase in members and monthly average revenue per member resulted from our continued product development and enhancements and our advertising and marketing campaigns designed to increase the overall awareness of our services and identity theft. In addition, the increase in our monthly average revenue per member resulted primarily from the increased penetration of our LifeLock Ultimate service, which was launched in the fourth quarter of 2011.

Enterprise revenue for the three-month period ended March 31, 2013 was $7.0 million. We acquired ID Analytics on March 14, 2012 and, accordingly, our enterprise revenue for the three-month period ended March 31, 2012 only includes the revenue contributed by ID Analytics since that date.

Cost of Services and Gross Profit

	Three Months Ended March 31,		% Change
	2013	2012
Cost of services	$23,804	$18,840	26.3%
Percentage of revenue	29.0%	32.7%

Gross profit	$58,291	$38,772	50.3%
Percentage of revenue	71.0%	67.3%

Gross profit for the three-month period ended March 31, 2013 was $58.3 million, or 71.0% of revenue, an increase of $19.5 million, or 50.3%, over gross profit of $38.8 million, or 67.3% of revenue, for the three-month period ended March 31, 2012. The increase in our gross profit resulted primarily from increased revenue associated with the growth in the number of our members and increased monthly average revenue per member. The increase in our gross margin resulted primarily from efficiencies in our member services organization, partially offset by higher fulfillment expenses due to enhancements to our service offerings. Gross profit also increased for the three-month period ended March 31, 2013 due to our acquisition of ID Analytics on March 14, 2012, which added revenue from the enterprise segment at a higher gross margin percentage than our traditional consumer segment. Share-based compensation expenses included in cost of services were $0.2 million and $0.1 million for the three-month periods ended March 31, 2013 and 2012, respectively.

Sales and Marketing

	Three Months Ended March 31,		% Change
	2013	2012
Sales and marketing	$41,793	$30,338	37.8%
Percentage of revenue	50.9%	52.7%

Sales and marketing expenses for the three-month period ended March 31, 2013 were $41.8 million, or 50.9% of revenue, compared with $30.3 million, or 52.7% of revenue, for the three-month period ended March 31, 2012. The increase in our sales and marketing expenses resulted from increases in our advertising expenses, external sales commissions, and sales and marketing expenses from ID Analytics, primarily consisting of personnel costs, since our March 2012 acquisition. The increase in our sales and marketing expenses reflected our investment to drive new membership growth as well as continued advertising of our LifeLock Ultimate service, efforts to highlight the growing identity theft issue, and consumer education. Share-based compensation expenses included in sales and marketing expenses were $0.3 million and $0.1 million for the three-month periods ended March 31, 2013 and 2012, respectively.

Technology and Development

	Three Months Ended March 31,		% Change
	2013	2012
Technology and development	$9,024	$5,349	68.7%
Percentage of revenue	11.0%	9.3%

Technology and development expenses for the three-month period ended March 31, 2013 were $9.0 million, or 11.0% of revenue, compared with $5.3 million, or 9.3% of revenue, for the three-month period ended March 31, 2012. The increase in our technology and development expenses resulted primarily from increases in our personnel costs, as well as ID Analytics’ technology and development expense, primarily consisting of research and development expenses, since our March 2012 acquisition. Share-based compensation expenses included in technology and development expenses were $0.5 million and $0.2 million for the three-month periods ended March 31, 2013 and 2012, respectively.

General and Administrative

	Three Months Ended March 31,		% Change
	2013	2012
General and administrative	$9,424	$2,935	221.1%
Percentage of revenue	11.5%	5.1%

General and administrative expenses for the three-month period ended March 31, 2013 were $9.4 million, or 11.5% of revenue, compared with $2.9 million, or 5.1% of revenue, for the three-month period ended March 31, 2012. General and administrative expenses increased due to the general and administrative expenses from ID Analytics, additional costs associated with our public company compliance, and additional personnel costs, primarily non-cash share-based compensation. In addition, for the three-month period ended March 31, 2012, we received a positive legal settlement of $2.6 million related to insurance claims for legal costs that we incurred in 2008 and 2009. Share-based compensation expenses included in general and administrative expenses were $1.7 million and $0.4 million for the three-month periods ended March 31, 2013 and 2012, respectively.

Amortization of Acquired Intangible Assets

	Three Months Ended March 31,		% Change
	2013	2012
Amortization of acquired intangible assets	$1,966	$359	NM
Percentage of revenue	2.4%	0.6%

Amortization of acquired intangible assets was $2.0 million for the three-month period ended March 31, 2013, an increase of $1.6 million from the three-month period ended March 31, 2012, and resulted from our amortization of the intangible assets acquired in our acquisition of ID Analytics in March 2012.

Other Income (Expense)

	Three Months Ended March 31,		% Change
	2013	2012
Other income (expense):
Interest expense	$(67)	$(350)	-80.9%
Interest income	20	1	NM
Change in fair value of warrant liabilities	—	4,895	-100.0%
Other	(4)	(2)	100.0%

Total other income (expense)	$(51)	$4,544	-101.1%

Other expense for the three-month period ended March 31, 2013 was $0.1 million compared with other income of $4.5 million for the three-month period ended March 31, 2012. The other income for the three-month period ended March 31, 2012 related primarily to an unrealized gain on warrant liabilities of $4.9 million.

Income tax expense (benefit)

	Three Months Ended March 31,		% Change
	2013	2012
Income tax expense (benefit)	$150	$(14,118)	NM
Effective tax rate	3.8%	(325.7%)

Income tax expense (benefit) for the three-month period ended March 31, 2013 was $0.2 million compared with an income tax benefit of $14.1 million for the three-month period ended March 31, 2012. As a result of our acquisition of ID Analytics in the first quarter of 2012, we recorded a deferred tax liability related to the book and tax basis difference resulting from our purchase accounting. The increase in our deferred tax liability resulted in a reduction of our valuation allowance for net deferred tax assets, which is recorded as an income tax benefit of $14.3 million for the three-month period ended March 31, 2012.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for the three-month period ended March 31:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Cash and cash equivalents	$145,303	$54,049

Net cash provided by operating activities	$12,795	$9,804
Net cash used in investing activities	(1,285)	(157,767)
Net cash provided by (used in) financing activities	(404)	173,162

Net increase in cash and cash equivalents	$11,106	$25,199

As of March 31, 2013, we had $145.3 million in cash and cash equivalents, which consisted of cash and open commercial paper, and we had no outstanding debt. We believe that our existing cash and cash equivalents together with cash generated from operations will be sufficient to fund our operations for at least the next 12 months.

Operating Activities

For the three-month period ended March 31, 2013, operating activities generated $12.8 million in cash as a result of a net loss of $4.1 million, adjusted by non-cash items such as depreciation and amortization of $3.1 million and share-based compensation of $2.7 million. An increase in deferred revenue related to the overall growth of our business provided operating cash of $12.5 million and we had a decrease in operating cash as a result of changes in other operating assets and liabilities of $1.4 million.

For the three-month period ended March 31, 2012, operating activities provided cash of $9.8 million as a result of net income of $18.5 million, adjusted by non-cash items such as depreciation and amortization of $1.3 million, share-based compensation of $0.8 million, a deferred income tax benefit of $14.3 million, and an unrealized loss on warrant liabilities of $4.9 million. In addition, deferred revenue increased $9.7 million due to the overall growth of our business.

Investing Activities

For the three-month period ended March 31, 2013, we used $1.3 million of cash to acquire property and equipment.

For the three-month period ended March 31, 2012, we used $157.4 million of cash to acquire ID Analytics and $0.3 million of cash to acquire property and equipment.

Financing Activities

For the three-month period ended March 31, 2013, we used $0.4 million related to the payments of debt issuance costs associated with the refinancing of our credit agreement.

Our financing activities for the three-month period ended March 31, 2012 provided net cash of $173.2 million related to proceeds of $68.0 million from our term loan, net proceeds $102.2 million from the issuance of convertible redeemable preferred stock, and proceeds of $4.4 million from the issuance of warrants. These were partially offset by $1.5 million in cash used in the payment of debt issuance costs.

Debt Obligations

Credit Agreement

On January 9, 2013, we refinanced our existing credit agreement and entered into the Senior Credit Facility.

The Senior Credit Facility provides for an $85.0 million revolving line of credit, which we can increase to $110.0 million subject to the conditions set forth in the Credit Agreement. The revolving line of credit also includes a letter of credit subfacility of $10.0 million and a swing line loan subfacility of $5.0 million. The Senior Credit Facility has a maturity date of January 9, 2018. As of March 31, 2013, we had no debt outstanding under our Senior Credit Facility. For the three-month period ended March 31, 2013, we paid an unused commitment fee of $46,000, which is included in interest expense in the condensed consolidated statement of operations.

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

As of March 31, 2013, we had two outstanding letters of credit issued in connection with the revolving line of credit in the total amount of $1.3 million.

Prior Senior Credit Facility

On February 7, 2012, we entered into a credit agreement (“prior senior credit facility”), which we amended on March 14, 2012, April 30, 2012, and May 29, 2012. The prior senior credit facility provided for a $68.0 million term loan and a $2.0 million revolving line of credit. The revolving line of credit also included a letter of credit sub-facility, which, together with outstanding revolving borrowings, could not exceed $2.0 million. The prior senior credit facility had a maturity date of February 7, 2016. On October 12, 2012, we repaid the amount owing under our term loan. As of December 31, 2012, there were no amounts outstanding on the revolving line of credit. As described above, on January 9, 2013, we refinanced the prior senior credit facility and entered into a new credit agreement.

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

The average monthly balance of the LOC bore interest at Silicon Valley Bank’s prime rate plus a percentage ranging from 0.0% to 1.0% for the year ended December 31, 2011, depending on our liquidity ratio. The actual interest rates ranged from 3.25% to 4.25% for the year ended December 31, 2011. The rate was 3.25% as of December 31, 2011. A commitment fee payable quarterly at the rate of 0.125% accrued on any unused amount of the LOC.

Letters of Credit

As of December 31, 2012, we had $1.3 million in letters of credit issued against the $2.0 million revolving line of credit provided in our prior senior credit facility. The restrictions on the cash used to fully collateralize the standby letters of credit were released in July 2012.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing activities, nor do we have any interest in entities referred to as variable interest entities.

Contractual Obligations

There were no material changes in our commitments under contractual obligations to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, except as noted in “Financing Activities” above.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in the our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our primary market risk exposures or how those exposures are managed from the information disclosed in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2013.

Changes in Internal Control Over Financial Reporting

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of our material legal proceedings, see Note 10 —“Contingencies” in the Notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Before deciding to invest in our common stock, you should carefully consider each of the risk factors described in “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and all information set forth in this Quarterly Report on Form 10-Q. Those risks and the risks described in this Quarterly Report on Form 10-Q, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, could materially harm our business, financial condition, operating results, cash flow, and prospects. If that occurs, the trading price of our common stock could decline, and you may lose all or part of your investment.

There have been no material changes to the Risk Factors described under “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Unregistered Securities

From January 1, 2013 to March 31, 2013, we issued and sold an aggregate of 131,632 shares of common stock that were not registered under the Securities Act pursuant to the net exercise of warrants to purchase common stock at exercise prices ranging from $0.01 to $5.34 per share. The sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act (or Regulation D promulgated thereunder) as transactions by an issuer not involving any public offering. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. All recipients had adequate access to information about us. The sales of these securities were made without any general solicitation or advertising.

(b) Use of Proceeds from Public Offering of Common Stock

In October 2012, our registration statement on Form S-1 (File No. 333-183598) was declared effective for our IPO. There have been no changes regarding the use of proceeds from our IPO from the disclosure in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

ITEM 6. EXHIBITS.

10.3A†	First Amendment to Second Amended and Restated Employment Agreement, dated as of February 15, 2013, between LifeLock, Inc. and Chris Power (1)

10.7	Credit Agreement, dated as of January 9, 2013, among LifeLock, Inc., the Guarantors named therein, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Silicon Valley Bank, as Syndication Agent, the other Lenders named therein, and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Sole Lead Arranger and Sole Book Manager (2)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 10.3A to the Registrant’s Current Report on Form 8-K filed within the Securities and Exchange Commission on February 22, 2013, and incorporated herein by reference.
(2)	Filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2013, and incorporated herein by reference.
†	Indicates management contract or compensatory plan or arrangement.
*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFELOCK INC.

Date: May 3, 2013	By:	/s/ Todd Davis
	Name:	Todd Davis
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2013	By:	/s/ Chris Power
	Name:	Chris Power
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)