Form 10-Q
period 2013-06-30
LIFELOCK, INC.
filed 2013-08-02
CIK 1383871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 26, 2013, there were outstanding 88,735,186 shares of the registrant’s common stock, $0.001 par value.

LIFELOCK, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2013

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

LIFELOCK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$169,444	$134,197
Trade and other receivables, net	10,953	7,560
Prepaid expenses and other current assets	6,435	5,753

Total current assets	186,832	147,510
Property and equipment, net	11,155	9,701
Goodwill	129,428	129,428
Intangible assets, net	47,310	51,242
Other non-current assets	1,707	1,707

Total assets	$376,432	$339,588

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,251	$1,151
Accrued expenses and other liabilities	29,680	27,329
Deferred revenue	115,965	90,877

Total current liabilities	146,896	119,357
Other non-current liabilities	2,673	265

Total liabilities	149,569	119,622
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 300,000,000 shares authorized at June 30, 2013 and December 31, 2012 and 88,580,177 and 86,561,320 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	89	87
Preferred stock, $0.001 par value, 10,000,000 authorized and no shares issued and outstanding at June 30, 2013 and December 31, 2012	—	—
Additional paid-in capital	452,959	439,883
Accumulated deficit	(226,185)	(220,004)

Total stockholders’ equity	226,863	219,966

Total liabilities and stockholders’ equity	$376,432	$339,588

See accompanying notes to condensed consolidated financial statements.

LIFELOCK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Consumer revenue	$82,574	$61,616	$157,667	$118,324
Enterprise revenue	6,946	6,267	13,947	7,171

Total revenue	89,520	67,883	171,614	125,495
Cost of services	25,227	19,125	49,031	37,965

Gross profit	64,293	48,758	122,583	87,530
Costs and expenses:
Sales and marketing	43,248	31,167	85,041	61,505
Technology and development	10,370	7,644	19,394	12,993
General and administrative	10,900	6,602	20,323	9,537
Amortization of acquired intangible assets	1,966	1,966	3,932	2,325

Total costs and expenses	66,484	47,379	128,690	86,360

Income (loss) from operations	(2,191)	1,379	(6,107)	1,170
Other income (expense):
Interest expense	(79)	(935)	(146)	(1,285)
Interest income	26	1	46	2
Change in fair value of warrant liabilities	—	(7,836)	—	(2,941)
Change in fair value of embedded derivative	—	714	—	714
Other	—	—	(4)	(2)

Total other income (expense)	(53)	(8,056)	(104)	(3,512)

Loss before provision for income taxes	(2,244)	(6,677)	(6,211)	(2,342)
Income tax expense (benefit)	(179)	221	(29)	(13,897)

Net income (loss)	(2,065)	(6,898)	(6,182)	11,555
Accretion of convertible redeemable preferred stock	—	(4,018)	—	(4,752)
Net income allocable to convertible redeemable preferred stockholders	—	—	—	(4,517)

Net income available (loss attributable) to common stockholders	$(2,065)	$(10,916)	$(6,182)	$2,286

Net income available (loss attributable) per share to common stockholders:
Basic	$(0.02)	$(0.56)	$(0.07)	$0.12
Diluted	$(0.02)	$(0.59)	$(0.07)	$0.10
Weighted-average common shares outstanding:
Basic	87,533	19,476	87,089	19,453
Diluted	87,533	19,476	87,089	52,212

See accompanying notes to condensed consolidated financial statements.

LIFELOCK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months
	Ended June 30,
	2013	2012
Operating activities
Net income (loss)	$(6,182)	$11,555
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,360	4,403
Share-based compensation	6,261	2,363
Provision for (recovery of ) doubtful accounts	95	(10)
Change in fair value of warrant liabilities	—	2,941
Change in fair value of embedded derivative	—	(714)
Deferred income tax benefit	(212)	(14,310)
Other	4	2
Change in operating assets and liabilities:
Trade and other receivables	(3,244)	(3,293)
Prepaid expenses and other current assets	(470)	1,735
Other non-current assets	432	(1,154)
Accounts payable	(134)	2,373
Accrued expenses and other liabilities	3,179	(1,245)
Deferred revenue	25,089	18,965
Other non-current liabilities	2,408	(512)

Net cash provided by operating activities	33,586	23,099

Investing activities
Acquisition of ID Analytics, net of cash acquired	—	(157,430)
Acquisition of property and equipment	(3,652)	(2,080)

Net cash used in investing activities	(3,652)	(159,510)

Financing activities
Proceeds from:
Long-term debt	—	68,000
Issuance of warrants	—	4,373
Issuance of convertible redeemable preferred stock, net of offering costs	—	102,167
Stock option exercises	5,753	158
Payments for:
Term loan	—	(2,790)
Debt issuance costs related to credit facilities	(440)	(1,511)

Net cash provided by financing activities	5,313	170,397

Net increase in cash and cash equivalents	35,247	33,986
Cash and cash equivalents at beginning of period	134,197	28,850

Cash and cash equivalents at end of period	$169,444	$62,836

Supplemental information for non-cash financing activities:
Convertible redeemable preferred stock issued as part of purchase price for ID Analytics	—	11,542
Preferred stock embedded derivative issued as part of purchase price for ID Analytics	—	7,934

See accompanying notes to condensed consolidated financial statements.

LIFELOCK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

1. Description of Business and Basis of Presentation

We provide proactive identity theft protection services to our consumer subscribers, who we refer to as our “members”, on an annual or monthly subscription basis. We also provide identity risk assessment and fraud protection services to our enterprise customers.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

Basis of Consolidation

The condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiary, ID Analytics. All intercompany balances and transactions have been eliminated in consolidation.

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

Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, which supersedes and replaces the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05 and 2011-12. The amendment requires that an entity must report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. ASU 2013-02 was effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. We adopted the amended standards beginning January 1, 2013. As there was no other comprehensive income during the periods ended June 30, 2013 or 2012 or the years ended December 31, 2012 or 2011, or any amounts reclassified out of accumulated other comprehensive income, there was no impact on our financial position, results of operations, or cash flows.

In March 2013, the FASB issued ASU 2013-04, which provides guidance on the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. The update requires an entity to measure obligations resulting from joint and several liability obligations for which the total amount of the obligation within the scope of the update is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangements among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in ASU 2013-04 are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2013 and must be applied retrospectively. We do not expect the adoption of ASU 2013-04 in the first quarter of 2014 to have an impact on our financial position, results of operations, or cash flows.

3. Acquisition of ID Analytics

In the first quarter of 2012, we acquired ID Analytics, a provider of enterprise identity risk assessment and fraud protection services and a strategic technology partner of ours since 2009. The aggregate purchase price consisted of approximately $166,474 of cash paid at the closing (cash paid net of cash acquired was $157,430) and 1,586,778 shares of Series E-1 convertible redeemable preferred stock with a fair value of approximately $19,476 as of the acquisition date. We accounted for the acquisition using the acquisition method. Accordingly, we allocated the total purchase price to the tangible and identifiable intangible assets acquired and the net liabilities assumed based on their respective fair values on the acquisition date. As a result of the acquisition, we recorded goodwill in the amount of $129,428, identifiable definite-lived intangible assets of $57,500, which was comprised of $4,000 related to trade name and trademarks, $33,000 related to technology, and $20,500 related to customer relationships, and net liabilities assumed of $978. The overall weighted-average life of the identifiable definite-lived intangible assets acquired was 7.6 years, which will be amortized on a straight-line basis over their respective useful lives. The condensed consolidated financial statements for the six-month period ended June 30, 2012 include the results of operations of ID Analytics from the date of acquisition.

4. Financing Arrangements

Credit Agreement

On January 9, 2013, we refinanced our existing credit agreement and entered into a new credit agreement (the “Credit Agreement”) with Bank of America, N.A. as administrative agent, swing line lender and L/C issuer, Silicon Valley Bank as syndication agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated as sole lead arranger and sole book manager, and the lenders from time to time party thereto. We refer to the Credit Agreement and related documents as the “Senior Credit Facility.” The Senior Credit Facility provides for an $85,000 revolving line of credit, which we can increase to $110,000 subject to the conditions set forth in the Credit Agreement. The revolving line of credit also includes a letter of credit subfacility of $10,000 and a swing line loan subfacility of $5,000. The Senior Credit Facility has a maturity date of January 9, 2018. As of June 30, 2013, we had no outstanding debt under our Senior Credit Facility. We paid unused commitment fees of $53 and $99 for the three- and six-month periods ended June 30, 2013, respectively, which is included in interest expense in the condensed consolidated statements of operations.

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

5. Operating Leases

On May 17, 2013, we entered into a Second Amendment to Office Lease (the “Second Amendment”) with PKY Fund II Phoenix II, LLC, as successor-in-interest to Hayden Ferry Lakeside, LLC (“Lessor”), which amended that certain Office Lease dated May 18, 2007 and that certain First Amendment to Office Lease dated March 7, 2008 (together with the Second Amendment, the “Lease”). Pursuant to the Second Amendment, the term of the Lease was extended through December 31, 2024 and we leased additional space in the building in which our principal executive offices are located. In the event that Lessor is unable to deliver certain portions of the additional space to be leased under the Second Amendment by November 1, 2013, we may choose to terminate the Lease in its entirety and elect to hold over in the then-occupied Premises (as defined in the Lease) for an additional 12 to 24 months following such election.

The Lease contains rent abatements that provide rent-free monthly rent and rent escalations that increase monthly rent payments over the term of the Lease. We record rental expense on a straight-line basis over the base, non-cancelable term of the Lease. We recognize any difference between the calculated expense and amount actually paid as deferred rent. We reflect deferred rent as a current or non-current liability, depending on its expected date of reversal.

Associated with the Lease, we have received tenant improvement allowances from the Lessor. We record the value of these improvements as fixed assets and amortize the assets over the shorter of the estimated useful life of the asset or the lease term. We record an offsetting obligation as deferred rent and amortize it as a reduction to rent expense on a straight-line basis over the lease term.

The following summarizes the future minimum lease payments for all outstanding lease agreements as of June 30, 2013:

2013	$785
2014	2,219
2015	2,739
2016	2,696
2017	2,767
2018	2,843
Thereafter	11,499

$25,548

6. Stockholders’ Equity

Share-Based Compensation

We issue stock-based awards to our employees in the form of stock options and restricted stock units. We also have an employee stock purchase plan. The following table summarizes the components of share-based compensation expense included in our condensed consolidated statements of operations for the three- and six-month periods ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Cost of services	$206	$182	$412	$251
Sales and marketing	386	283	719	413
Technology and development	824	490	1,339	710
General and administrative	2,121	604	3,791	989

Total cost related to share-based compensation expense	$3,537	$1,559	$6,261	$2,363

Unrecognized share-based compensation expenses totaled $40,464 as of June 30, 2013, which we expect to recognize over a weighted-average time period of 3.3 years.

Stock Warrants

As of June 30, 2013, we had the following warrants to purchase common stock outstanding:

		Exercise
Expiration Date	Shares	Price
October 3, 2014	2,334,044	$0.70
December 19, 2014	166,666	4.50

7. Fair Value Measurements

As of June 30, 2013 and December 31, 2012, the fair value of our financial assets and liabilities was as follows:

	Level 1	Level 2	Level 3	Total
June 30, 2013
Assets
Commercial paper	$—	$45,063	$—	$45,063

Total assets	$—	$45,063	$—	$45,063

December 31, 2012
Assets
Commercial paper	$—	$35,023	$—	$35,023

Total assets	$—	$35,023	$—	$35,023

Commercial paper, classified as cash and cash equivalents, represent investments in open commercial paper.

8. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income available (loss attributable) per share to common stockholders for the three- and six-month periods ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$(2,065)	$(6,898)	$(6,182)	$11,555
Less:
Accretion of convertible redeemable preferred stock redemption premium	—	(4,018)	—	(4,752)
Net income allocable to convertible redeemable preferred stockholders	—	—	—	(4,517)

Net income available (loss attributable) to common stockholders	(2,065)	(10,916)	(6,182)	2,286
Less:
Accretion of convertible redeemable preferred stock redemption premium for shares assumed issued in exercise of warrants	—	(630)	—	(749)
Add back:
Net income allocable to convertible redeemable preferred stockholders	—	—	—	3,443

Diluted net income available (loss attributable) to common stockholders	$(2,065)	$(11,546)	$(6,182)	$4,980

Denominator (basic):
Weighted average common shares outstanding	87,532,810	19,476,042	87,088,642	19,453,077
Denominator (diluted):
Weighted average common shares outstanding	87,532,810	19,476,042	87,088,642	19,453,077
Dilutive stock options and awards outstanding	—	—	—	3,350,442
Weighted average common shares from preferred stock	—	—	—	29,239,607
Weighted average common shares from warrants	—	—	—	169,165

Net weighted average common shares outstanding	87,532,810	19,476,042	87,088,642	52,212,291

Net income available (loss attributable) per share to common stockholders:
Basic	$(0.02)	$(0.56)	$(0.07)	$0.12
Diluted	$(0.02)	$(0.59)	$(0.07)	$0.10

For the three- and six-month periods ended June 30, 2013 and 2012, potentially dilutive securities are not included in the calculation of diluted net income available (loss attributable) per share as their impact would be anti-dilutive. The following weighted-average number of outstanding stock options, warrants to purchase common and preferred stock, and convertible redeemable preferred stock were excluded from the computation of diluted net income available (loss attributable) per share for the three- and six-month periods ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Common equivalent shares from convertible preferred stock	—	44,598,344	—	15,358,737
Common equivalent shares from stock options	5,078,661	3,506,603	5,341,368	—
Common equivalent shares from stock warrants	2,262,543	6,170,693	2,292,039	5,848,213

	7,341,204	54,275,640	7,633,407	21,206,950

9. Segment Reporting

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

Financial information about our segments during the three-month period ended June 30, 2013 and as of June 30, 2013 was as follows:

	Consumer	Enterprise	Eliminations	Total
Revenue
External customers	$82,574	$6,946	$—	$89,520
Intersegment revenue	—	1,307	(1,307)	—
Income (loss) from operations	762	(2,953)	—	(2,191)
Goodwill	69,891	59,537	—	129,428
Total assets	252,387	124,486	(441)	376,432

Loss from operations in our enterprise segment for the three-month period ended June 30, 2013 includes amortization of acquired intangibles of $1,966.

Financial information about our segments during the six-month period ended June 30, 2013 was as follows:

	Consumer	Enterprise	Eliminations	Total
Revenue
External customers	$157,667	$13,947	$—	$171,614
Intersegment revenue	—	2,544	(2,544)	—
Income (loss) from operations	129	(6,236)	—	(6,107)

Loss from operations in our enterprise segment for the six-month period ended June 30, 2013 includes amortization of acquired intangibles of $3,932.

Financial information about our segments during the three-month period ended June 30, 2012 and as of December 31, 2012 was as follows:

	Consumer	Enterprise	Eliminations	Total
Revenue
External customers	$61,616	$6,267	$—	$67,883
Intersegment revenue	—	1,010	(1,010)	—
Income (loss) from operations	3,226	(1,847)	—	1,379
Goodwill	69,891	59,537	—	129,428
Total assets	213,564	129,245	(3,221)	339,588

Loss from operations in our enterprise segment for the three-month period ended June 30, 2012 includes amortization of acquired intangibles of $1,966.

Financial information about our segments during the six-month period ended June 30, 2012 was as follows:

	Consumer	Enterprise	Eliminations	Total
Revenue
External customers	$118,324	$7,171	$—	$125,495
Intersegment revenue	—	1,205	(1,205)	—
Income (loss) from operations	3,596	(2,426)	—	1,170

Loss from operations in our enterprise segment for the six-month period ended June 30, 2012 includes amortization of acquired intangibles of $2,325.

All of our revenue is derived from sales in the United States and all our long-lived assets are located in the United States.

10. Income Taxes

Income taxes for the interim periods presented have been included in the accompanying condensed consolidated financial statements on the basis of an estimated annual effective tax rate. Based on an estimated annual effective tax rate and discrete items, the estimated income tax benefit from operations for the three- and six-month periods ended June 30, 2013 was $179 and $29, respectively. We recognized an income tax benefit of $13,897 for the six-month period ended June 30, 2012, primarily due to a benefit of $14,310 resulting from the release of our valuation allowance on the acquisition of ID Analytics.

11. Contingencies

As part of our consumer services, we offer 24x7x365 member service support. If a member’s identity has been compromised, our member service team and remediation specialists will assist the member until the issue has been resolved. This includes our $1 million service guarantee, which is backed by an identity theft insurance policy, under which we will cover certain third-party costs and expenses incurred in connection with the remediation, such as legal and investigatory fees. This insurance also covers certain out-of-pocket expenses, such as loss of income, replacement of fraudulent withdrawals, child and elderly care, travel expenses, and replacement of documents. While we have reimbursed members for claims under this guarantee, the amounts in aggregate for the three- and six-month periods ended June 30, 2013 and 2012 were not material.

In January 2010, Neal Duncan, one of our stockholders, filed a breach of contract claim against us in the Superior Court of Maricopa County, Arizona. In his complaint, Mr. Duncan alleged that we breached a purported contract with him and sought an ownership interest in our company equal to 7.5%. The parties participated in a private mediation on December 21, 2011, but the dispute was not resolved. We filed motions for summary judgment on November 2, 2011 and January 12, 2012. Oral argument was heard on our motions for summary judgment on April 4, 2012. Immediately following oral argument, the presiding judge ruled from the bench in our favor and granted both motions for summary judgment. We filed an application for an award of fees and costs on April 20, 2012. On June 5, 2012, the judge once again ruled in our favor and awarded fees and costs in excess of $250. On July 2, 2012, Mr. Duncan filed a notice of appeal. On September 30, 2012, we received Mr. Duncan’s opening brief. We filed our response brief on November 13, 2012. Mr. Duncan filed his reply brief on December 10, 2012. The Arizona Court of Appeals issued a Memorandum Decision on July 2, 2013, in our favor, affirming the Superior Court’s grant of summary judgment and its award of attorneys’ fees and costs. Mr. Duncan had the option of filing a motion for reconsideration or submitting a Petition for Review to the Arizona Supreme Court. His deadline for filing a motion for reconsideration was July 17, 2013. That deadline passed. However, Mr. Duncan filed a Petition for Review on July 31, 2013. The Company is not required to respond to Mr. Duncan’s Petition until and unless the Arizona Supreme Court issues an order requesting a response.

Because Mr. Duncan did not post the required supersedeas bond at the start of his appeal, we brought garnishment proceedings in Maricopa County Superior Court to recover stock previously issued to him. On July 23, 2013, the Superior Court Commissioner signed the formal written Judgment on the Writ of Garnishment and Order of Sale allowing us to recover all shares of stock presently held in Mr. Duncan’s name.

On September 25, 2012, Denise Richardson filed a complaint against our company and Todd Davis, our Chairman and Chief Executive Officer, in the United States District Court for the Southern District of Florida. Ms. Richardson performed services for us as an independent contractor under a series of Independent Contractor Services Agreements, the most recent of which expired on December 31, 2011. The gravamen of Ms. Richardson’s claims is that (1) Ms. Richardson was improperly classified as an independent contractor instead of an employee and (2) we breached the terms of an alleged employment agreement and were obligated to Ms. Richardson under that agreement until June 30, 2013. Ms. Richardson asserts claims against us in the complaint for alleged violation of ERISA fiduciary duties, unlawful interference with attainment of ERISA benefits, ERISA retaliation, unlawful misclassification and denial of ERISA benefits, retroactive benefits under ERISA plans, failure to pay overtime in violation of the Fair Labor Standards Act (“FLSA”), breach of employment contract, unjust enrichment, fraud and punitive damages, and intentional infliction of emotional distress. In the complaint, Ms. Richardson alleges entitlement to equitable relief, compensatory damages, liquidated damages, statutory penalties, punitive damages, interest, costs, and attorneys’ fees. On October 15, 2012, Ms. Richardson filed an amended complaint that did not include any substantive changes to her claims. On November 1, 2012, we filed a motion to dismiss Ms. Richardson’s amended complaint or, in the alternative, to transfer venue — challenging on a variety of grounds all of the claims asserted against us in the amended complaint. In addition, on January 16, 2013, Todd Davis filed a motion to dismiss Ms. Richardson’s amended complaint or, in the alternative, to transfer venue, directed to the single count of the amended complaint asserted against Mr. Davis and that joined our motion in several applicable respects and made additional arguments regarding Ms. Richardson’s claim against Mr. Davis. Ms. Richardson responded to that motion on January 30, 2013 and Mr. Davis filed a reply brief on February 11, 2013. On January 23, 2013, pursuant to an order of the court, Ms. Richardson filed a statement of her alleged FLSA claim in which she summarized the FLSA damages to which she claims to be entitled and asserted that those damages amount to at least $179. On April 9, 2013, the Florida district court entered an order transferring Ms. Richardson’s case, in its entirety, to the United States District Court for the District of Arizona, as we and Mr. Davis sought. To date, no substantive proceedings have occurred in the matter following the transfer. On May 20, 2013, both we and Mr. Davis filed a renewed motion to dismiss that, following the transfer of the case, brought before the Arizona district court the issues raised in our and Mr. Davis’ motions to dismiss. Ms. Richardson responded to that motion on June 25, 2013 and we and Mr. Davis filed a reply brief on July 12, 2013. That motion now is fully briefed and the parties are awaiting the court’s decision.

We are subject to other legal proceedings and claims that have arisen in the ordinary course of business. Although there can be no assurance as to the ultimate disposition of these matters and the proceedings disclosed above, we believe, based upon the information available at this time, that a material adverse outcome related to the matters is neither probable nor estimable.

12. Subsequent Events

Subsequent to June 30, 2013, a letter of credit in the amount of $1,200 was released by the counterparty in connection with the execution of the Second Amendment to the Office Lease as described in Note 5.

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

We offer our consumer identity theft protection services on a monthly or annual, automatically renewing subscription basis. As of June 30, 2013, approximately 60% of our members subscribed to our consumer services on an annual basis. We currently offer our consumer services under our basic LifeLock, LifeLock Command Center, and premium LifeLock Ultimate services, with retail list prices of $10, $15, and $25 per month and $110, $165, and $275 per year, respectively. We recently released our LifeLock Junior service, which monitors personal information with proactive protection features designed specifically for children, with a retail list price of $6 per month and $65 per year. Our average revenue per member is lower than our retail list prices due to wholesale or bulk pricing that we offer to strategic partners in our embedded product, employee benefits, and breach distribution channels to drive our membership growth. In our embedded product channel, our strategic partners embed our consumer services into their products and services and pay us on behalf of their customers; in our employee benefit channel, our strategic partners offer our consumer services as a voluntary benefit as part of their employee benefit enrollment process; and in our breach channel, enterprises that have experienced a data breach pay us a fee to provide our services to the victims of the data breach. We also offer special discounts and promotions from time to time to incentivize prospective members to enroll in one of our consumer services. Our members pay us the full subscription fee at the beginning of each subscription period, in most cases by authorizing us to directly charge their credit or debit cards. We initially record the subscription fee as deferred revenue and then recognize it ratably on a daily basis over the subscription period. The prepaid subscription fees enhance our visibility of revenue and allow us to collect cash prior to paying our fulfillment partners.

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

Since our founding in April 2005, we have experienced 33 consecutive quarters of sequential growth in both total revenue and cumulative ending members primarily due to the success of our marketing efforts, the introduction of premium services, and our strong member retention rate. In general, increases in revenue and cumulative ending members occur during and after periods of significant and effective direct retail marketing efforts.

For the three-month period ended June 30, 2013, we recorded revenue of $89.5 million, an increase of 32% from the three-month period ended June 30, 2012. Revenue in our consumer segment was $82.6 million for the three-month period ended June 30, 2013, a 34% increase from $61.6 million for the three-month period ended June 30, 2012. We generated a net loss from operations of $2.2 million and a net loss of $2.1 million for the three-month period ended June 30, 2013. For the six-month period ended June 30, 2013, we recorded revenue of $171.6 million, an increase of 37% from the six-month period ended June 30, 2012, which only included enterprise revenue subsequent to our acquisition of ID Analytics. Revenue in our consumer segment was $157.7 million for the six-month period ended June 30, 2013, a 33% increase from $118.3 million for the six-month period ended June 30, 2012. We generated a net loss from operations of $6.1 million and a net loss of $6.2 million for the six-month period ended June 30, 2013.

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

Key Operating Metrics

The following table summarizes our key operating metrics for the three- and six-month periods ended June 30:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
	(in thousands, except percentages and per member data)
	(Unaudited)
Cumulative ending members	2,760	2,282	2,760	2,282
Gross new members	230	169	480	377
Member retention rate	87.4%	85.4%	87.4%	85.4%
Average cost of acquisition per member	$175	$172	$165	$157
Monthly average revenue per member	$10.18	$9.14	$10.00	$9.00
Enterprise transactions	48,325	55,710	106,808	105,479

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

As of June 30, 2013, we had approximately 2.8 million cumulative ending members, an increase of 21% from June 30, 2012. This increase was driven by several factors, including the success of our marketing campaigns, increased awareness of breaches, media coverage of identity theft, and our continued retention improvements.

Gross new members. We calculate gross new members as the total number of new members who enroll in one of our consumer services during the relevant period. Many factors may affect the volume of gross new members in each period, including the effectiveness of our marketing campaigns, the timing of our marketing programs, the effectiveness of our strategic partnerships, and the general level of identity theft coverage in the media. We monitor gross new members because it provides an indication of the revenue and expenses that we expect to recognize in the future. For the three-month period ended June 30, 2013, we enrolled 230,000 gross new members, up from 169,000 for the three-month period ended June 30, 2012. For the six-month period ended June 30, 2013, we enrolled 480,000 gross new members, up from 377,000 for the six-month period ended June 30, 2012. This increase was driven by the success of our marketing campaigns, the continued success of our LifeLock Ultimate service, which accounted for more than 40% our gross new members during the three- and six-month periods ended June 30, 2013, and increased awareness of breaches and identity theft.

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

As of June 30, 2013, our member retention rate was 87.4%, an increase of 2.0% points from June 30, 2012. This continued improvement was due to a variety of factors, including consumer awareness, media coverage of identity theft, and our focus on customer service and operational efficiencies.

Average cost of acquisition per member. We calculate average cost of acquisition per member as our sales and marketing expense for our consumer segment during the relevant period divided by our gross new members for the period. A number of factors may influence this metric, including shifts in the mix of our media spend. For example, when we engage in marketing efforts to build our brand, our cost of acquisition per member increases in the short term with the expectation that it will decrease over the long term. In addition, when we introduce new partnerships in our embedded product channel, such as when we launched our partnership with AOL in the fourth quarter of 2011, our average cost of acquisition per member decreases due to the volume of members that enroll in our consumer services in a relatively short period of time. We monitor average cost of acquisition per member to evaluate the efficiency of our marketing programs in acquiring new members. For the three-month period ended June 30, 2013, our average cost of acquisition per member was $175, up from $172 for the three-month period ended June 30, 2012. For the six-month period ended June 30, 2013, our average cost of acquisition per member was $165, up from $157 for the six-month period ended June 30, 2012. Although our average cost of acquisition per member increased period-over-period, the continued improvements in our member retention rate and the increasing monthly average revenue per member, primarily from the continued penetration of our LifeLock Ultimate service, results in a higher lifetime value of a member relationship which enables us to absorb a higher average cost of acquisition per member.

Monthly average revenue per member. We calculate monthly average revenue per member as our consumer revenue during the relevant period divided by the average number of cumulative ending members during the relevant period (determined by taking the average of the cumulative ending members at the beginning of the relevant period and the cumulative ending members at the end of each month in the relevant period), divided by the number of months in the relevant period. A number of factors may influence this metric, including whether a member enrolls in one of our premium services; whether we offer the member any promotional discounts upon enrollment; the distribution channel through which we acquire the member, as we offer wholesale pricing in our embedded product, employee benefit, and breach channels; and whether a new member subscribes on a monthly or annual basis, as members enrolling on an annual subscription receive a discount for paying for a year in advance. While our retail list prices have historically remained unchanged, our average revenue per member increased approximately 11% in the three- and six-month periods ended June 30, 2013 from the three- and six-month periods ended June 30, 2012. We monitor monthly average revenue per member because it is a strong indicator of revenue in our consumer business and of the performance of our premium services. The increase in our monthly average revenue per member resulted primarily from the continued success of our LifeLock Ultimate service, which accounted for more than 40% of our gross new members for the three- and six-month periods ended June 30, 2013.

Our monthly average revenue per member for the three-month period ended June 30, 2013 was $10.18, an increase of 11% from the three-month period ended June 30, 2012. Our monthly average revenue per member for the six-month period ended June 30, 2013 was $10.00, an increase of 11% from the six-month period ended June 30, 2012.

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

We processed 48.3 million enterprise transactions for the three-month period ended June 30, 2013, a decrease of 13% from the three-month period ended June 30, 2012. The decrease was primarily driven by a large telecommunications customer who had previously obtained scores for all their incoming subscribers through all channels such as wireless, landline, and bundled internet services. After process and technical modifications were made, the customer made the decision to stop obtaining scores for in-home service customers due to the fraud risk associated with these segments being lower than the wireless segment. Going forward, this customer will now only be obtaining scores for customers coming in from the mobile portion of their business where the fraud risk is much higher. Due to the low per transaction price for this customer, this change had an immaterial impact to our enterprise revenue for the quarter. We do not expect to experience a similar decrease with other existing telecommunication customers. In addition, we have seen a reduction in enterprise transactions as we gave notice of non-renewal to several customers in our consumer segment and we have allowed such contracts to lapse as a result. We expect the transaction volume to decrease as these enterprise customers churn over time. We do not expect this to have a material impact on our total revenue. We processed 106.8 million enterprise transactions for the six-month period ended June 30, 2013, an increase of 1% from the six-month period ended June 30, 2012.

Key Financial Metrics

The following table summarizes our key financial metrics for the three- and six-month periods ended June 30:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Consumer revenue	$82,574	$61,616	$157,667	$118,324
Enterprise revenue	6,946	6,267	13,947	7,171

Total revenue	$89,520	$67,883	$171,614	$125,495
Adjusted net income	$3,438	$3,749	$4,011	$4,160
Adjusted EBITDA	$4,635	$6,067	$6,514	$7,936
Free cash flow	$18,424	$11,552	$29,934	$21,019

Adjusted Net Income

Adjusted net income is a non-GAAP financial measure that we calculate as net income (loss) excluding amortization of acquired intangible assets, change in fair value of warrant liabilities, change in fair value of embedded derivatives, share-based compensation, and income tax benefits resulting from the acquisition of ID Analytics. We have included adjusted net income in this Quarterly Report on Form 10-Q because it is a key measure used by us to understand and evaluate our core operating performance and trends. In particular, the exclusion of certain expenses in calculating adjusted net income can provide a useful measure for period-to-period comparisons of our core business.

Accordingly, we believe that adjusted net income provides useful information to investors and others in understanding and evaluating our operating results in the same manner as we do. We believe that it is useful to exclude amortization of acquired intangible assets, change in fair value of warrant liabilities, change in fair value of embedded derivatives, share-based compensation, and income tax benefits from our acquisition of ID Analytics from net income (loss) because (i) the amount of such non-cash expenses in any specific period may not directly correlate to the underlying operational performance of our business, and (ii) such expenses can vary significantly between periods as a result of new acquisitions and full amortization of previously acquired intangible assets.

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

Because of these limitations, you should consider adjusted net income alongside other financial performance measures, including various cash flow metrics, net income (loss), and our other GAAP results. The following table presents a reconciliation of adjusted net income to net income (loss) for each of the periods indicated:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Reconciliation of Net Income (Loss) to Adjusted Net Income:
Net income (loss)	$(2,065)	$(6,898)	$(6,182)	$11,555
Amortization of acquired intangible assets	1,966	1,966	3,932	2,325
Change in fair value of warrant liabilities	—	7,836	—	2,941
Change in fair value of embedded derivative	—	(714)	—	(714)
Share-based compensation	3,537	1,559	6,261	2,363
Tax benefit from acquisition	—	—	—	(14,310)

Adjusted net income	$3,438	$3,749	$4,011	$4,160

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

Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as we do. We believe that it is useful to exclude non-cash charges for depreciation and amortization, change in fair value of warrant liabilities, change in fair value of embedded derivatives, and share-based compensation from net income (loss) because (i) the amount of such non-cash expenses in any specific period may not directly correlate to the underlying operational performance of our business, and (ii) such expenses can vary significantly between periods as a result of new acquisitions and full amortization of previously acquired intangible assets.

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

Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss), and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA to net income (loss) for each of the periods indicated:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net income (loss)	$(2,065)	$(6,898)	$(6,182)	$11,555
Depreciation and amortization	3,289	3,129	6,360	4,403
Interest expense	79	935	146	1,285
Interest income	(26)	(1)	(46)	(2)
Change in fair value of warrant liabilities	—	7,836	—	2,941
Change in fair value of embedded derivative	—	(714)	—	(714)
Other	—	—	4	2
Income tax expense (benefit)	(179)	221	(29)	(13,897)
Share-based compensation	3,537	1,559	6,261	2,363

Adjusted EBITDA	$4,635	$6,067	$6,514	$7,936

Free Cash Flow

Free cash flow is a non-GAAP financial measure that we calculate as net cash provided by operating activities less net cash used in investing activities for acquisitions of property and equipment. We use free cash flow as a measure of our operating performance; for planning purposes, including the preparation of our annual operating budget; to allocate resources to enhance the financial performance of our business; to evaluate the effectiveness of our business strategies; to provide consistency and comparability with past financial performance; to determine capital requirements; to facilitate a comparison of our results with those of other companies; and in communications with our board of directors concerning our financial performance.

We use free cash flow to evaluate our business because, although it is similar to net cash provided by operating activities, we believe it typically presents a more conservative measure of cash flow as purchases of property and equipment are necessary components of ongoing operations. We believe that this non-GAAP financial measure is useful in evaluating our business because free cash flow reflects the cash surplus available to fund the expansion of our business after payment of capital expenditures relating to the necessary components of ongoing operations. We also believe that the use of free cash flow provides consistency and comparability with our past financial performance, facilitates period-to-period comparisons of operations, and also facilitates comparisons with other companies, many of which use similar non-GAAP financial measures to supplement their GAAP results.

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

Because of these limitations, you should consider free cash flow alongside other financial performance measures, including net cash provided by operating activities, net income (loss), and our other GAAP results. The following table presents a reconciliation of free cash flow to net cash provided by operating activities for each of the periods indicated:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Reconciliation of Net Cash Provided By Operating Activities to Free Cash Flow:
Net cash provided by operating activities	$20,791	$13,295	$33,586	$23,099
Acquisitions of property and equipment	(2,367)	(1,743)	(3,652)	(2,080)

Free cash flow	$18,424	$11,552	$29,934	$21,019

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

Customer retention. We have continued to improve the retention of our members and, as a result, the anticipated lifetime value of our members. Our member retention rate improved to 87.4% as of June 30, 2013 from 85.4% as of June 30, 2012. Our ability to continue to improve our member retention rate may be affected by a number of factors, including the effectiveness of our services, the performance of our member services organization, external media coverage of identity theft, the continued evolution of our service offerings, the competitive environment, the effectiveness of our media spend, and other developments.

Our enterprise business relies on the retention of enterprise customers to maintain the effectiveness of our services because our enterprise customers typically provide us with their customer transaction data as part of our service. Losing a significant number of these customers would reduce the breadth and effectiveness of our services. In addition, we believe approximately 18% of our enterprise revenue for the six-month period ended June 30, 2013, or approximately 1% of our overall revenue for the six-month period ended June 30, 2013, was derived from direct competitors to our consumer business. As we have given notice of non-renewal to competitors in our consumer segment, we have allowed such contracts to lapse, and accordingly, this percentage may decline over time.

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

Regulatory developments. Our business is subject to regulation by federal, state, and local authorities. Any changes to the existing applicable laws, regulations, or rules; any determination that other laws, regulations, or rules are applicable to us; or any determination that we have violated any of these laws, regulations, or rules could adversely impact our operating results. We recently began collecting and remitting sales tax in several states related to the sale of our consumer services. Additional states or other jurisdictions may seek to impose sales or other tax collection obligations on us in the future. A successful assertion by any state or other jurisdiction that we should be collecting sales or other taxes on the sale of our services could, among other things, increase the cost of our services, create significant administrative burdens for us, result in substantial tax liabilities for past sales, discourage current members and other consumers from purchasing our services, or otherwise substantially harm our business and operating results.

For additional factors and risks facing our business, see “Risk Factors”.

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

Revenue

We derive revenue in our consumer segment primarily from fees paid by our members for identity theft protection services offered on a subscription basis. Our members subscribe to our consumer services on a monthly or annual, automatically renewing basis and pay us the full subscription fee at the beginning of each subscription period, in most cases by authorizing us to directly charge their credit or debit cards. In some cases, we offer members a free trial period, which is typically 30 days. Our members may cancel their membership with us at any time without penalty and, when they do, we issue a refund for the unused portion of the canceled membership. We recognize revenue for member subscriptions ratably on a daily basis from the later of cash receipt, activation of a member’s account, or expiration of free trial periods to the end of the subscription period.

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

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets is the amortization expense associated with core technology, customer relationships, and trade names and trademarks resulting from business acquisitions. As of June 30, 2013, we had $47.3 million in net intangible assets as a result of our acquisition of ID Analytics. The intangible assets have useful lives of between five and nine years and we expect to recognize $7.9 million of amortization expense for the year ending December 31, 2013 and for each of the next three years thereafter.

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

As a result of the acquisition of ID Analytics, we recorded a deferred tax liability related to the book and tax basis difference resulting from our purchase accounting. The recognition of this deferred tax liability offset $8.5 million of the acquired gross deferred tax assets. A valuation allowance was established in the purchase price allocation for the remaining $1.0 million of acquired gross deferred tax assets. This resulted in the recognition of a net deferred tax liability which has been recognized in our purchase price allocation. As a result of the recognition of this net deferred tax liability, we concluded that the deferred tax assets we had recognized prior to the acquisition for which we had previously recorded a valuation allowance were more likely than not of being realized. Accordingly, we reduced our valuation allowance for these deferred tax assets, which is recorded as an income tax benefit of $14.3 million in our condensed consolidated statements of operations for the six-month period ended June 30, 2012.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of our financial results is not necessarily indicative of our financial results in future periods, and our results for the three- and six-month periods ended June 30, 2013 are not necessarily indicative of our results for the full year or for any other period.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Consolidated Statements of Operations Data:
Revenue:
Consumer revenue	$82,574	$61,616	$157,667	$118,324
Enterprise revenue	6,946	6,267	13,947	7,171

Total revenue	89,520	67,883	171,614	125,495
Cost of services	25,227	19,125	49,031	37,965

Gross profit	64,293	48,758	122,583	87,530
Costs and expenses:
Sales and marketing	43,248	31,167	85,041	61,505
Technology and development	10,370	7,644	19,394	12,993
General and administrative	10,900	6,602	20,323	9,537
Amortization of acquired intangible assets	1,966	1,966	3,932	2,325

Total costs and expenses	66,484	47,379	128,690	86,360

Income (loss) from operations	(2,191)	1,379	(6,107)	1,170
Other income (expense):
Interest expense	(79)	(935)	(146)	(1,285)
Interest income	26	1	46	2
Change in fair value of warrant liabilities	—	(7,836)	—	(2,941)
Change in fair value of embedded derivative	—	714	—	714
Other	—	—	(4)	(2)

Total other income (expense)	(53)	(8,056)	(104)	(3,512)

Loss before provision for income taxes	(2,244)	(6,677)	(6,211)	(2,342)
Income tax expense (benefit)	(179)	221	(29)	(13,897)

Net income (loss)	$(2,065)	$(6,898)	$(6,182)	$11,555

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(as a percentage of revenue)
Consolidated Statements of Operations Data:
Revenue:
Consumer revenue	92.2%	90.8%	91.9%	94.3%
Enterprise revenue	7.8%	9.2%	8.1%	5.7%

Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of Services	28.2%	28.2%	28.6%	30.3%

Gross profit	71.8%	71.8%	71.4%	69.7%
Costs and expenses:
Sales and marketing	48.3%	45.9%	49.6%	49.0%
Technology and development	11.6%	11.3%	11.3%	10.4%
General and administrative	12.2%	9.7%	11.8%	7.6%
Amortization of acquired intangible assets	2.2%	2.9%	2.3%	1.9%

Total costs and expenses	74.3%	69.8%	75.0%	68.8%

Income (loss) from operations	-2.5%	2.0%	-3.6%	0.9%
Other income (expense):
Interest expense	-0.1%	-1.4%	-0.1%	-1.0%
Interest income	0.0%	0.0%	0.0%	0.0%
Change in fair value of warrant liabilities	—	-11.5%	—	-2.3%
Change in fair value of embedded derivative	—	1.1%	—	0.6%
Other	—	—	-0.0%	-0.0%

Total other income (expense)	-0.1%	-11.8%	-0.1%	-2.7%

Loss before provision for income taxes	-2.6%	-9.8%	-3.7%	-1.9%
Income tax expense (benefit)	-0.2%	0.3%	-0.0%	-11.1%

Net income (loss)	-2.4%	-10.1%	-3.7%	9.2%

Comparison of the Three- and Six-Month Periods Ended June 30, 2013 and 2012

Total Revenue

	Three Months			Six Months
	Ended June 30,		%	Ended June 30,		%
	2013	2012	Change	2013	2012	Change
	(in thousands)			(in thousands)
Consumer revenue	$82,574	$61,616	34.0%	$157,667	$118,324	33.3%
Enterprise revenue	6,946	6,267	10.8%	13,947	7,171	94.5%

Total revenue	$89,520	$67,883	31.9%	$171,614	$125,495	36.7%

Consumer revenue for the three-month period ended June 30, 2013 was $82.6 million, an increase of $21.0 million, or 34.0%, over consumer revenue for the three-month period ended June 30, 2012. Consumer revenue for the six-month period ended June 30, 2013 was $157.7 million, an increase of $39.3 million, or 33.3%, over consumer revenue for the six-month period ended June 30, 2012. The increase in our consumer revenue related primarily to an increase in the number of our members, which grew from 2.3 million as of June 30, 2012 to 2.8 million as of June 30, 2013, an increase of 21%. In addition, our monthly average revenue per member increased 11% to $10.18 for the three-month period ended June 30, 2013 and 11% to $10.00 for the six-month period ended June 30, 2013, each from the same period in the prior year. The increase in members and monthly average revenue per member resulted from our continued product development and enhancements and our advertising and marketing campaigns designed to increase the overall awareness of our services and identity theft. In addition, the increase in our monthly average revenue per member resulted primarily from the increased penetration of our LifeLock Ultimate service, which was launched in the fourth quarter of 2011.

Enterprise revenue for the three-month period ended June 30, 2013 was $6.9 million, an increase of $0.7 million, or 10.8%, over enterprise revenue for the three-month period ended June 30, 2012. Although enterprise transactions decreased in the three-month period ended June 30, 2013 when compared with the three-month period ended June 30, 2012, the enterprise revenue increased as the lower revenue per transaction volume from our large telecommunication customer was replaced by higher revenue per transactions from other enterprise customers.

Enterprise revenue for the six-month period ended June 30, 2013 was $13.9 million. We acquired ID Analytics on March 14, 2012 and, accordingly, our enterprise revenue for the six-month period ended June 30, 2012 only includes the revenue contributed by ID Analytics since that date.

Cost of Services and Gross Profit

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2013	2012	Change	2013	2012	Change
	(in thousands)			(in thousands)
Cost of services	$25,227	$19,125	31.9%	$49,031	$37,965	29.1%
Percentage of revenue	28.2%	28.2%		28.6%	30.3%

Gross profit	$64,293	$48,758	31.9%	$122,583	$87,530	40.0%
Percentage of revenue	71.8%	71.8%		71.4%	69.7%

Gross profit for the three-month period ended June 30, 2013 was $64.3 million, or 71.8% of revenue, an increase of $15.5 million, or 31.9%, over gross profit of $48.8 million, or 71.8% of revenue, for the three-month period ended June 30, 2012. The increase in our gross profit resulted primarily from increased revenue associated with the growth in the number of our members and increased monthly average revenue per member. Share-based compensation expenses included in cost of services were $0.2 million for each of the three-month periods ended June 30, 2013 and 2012.

Gross profit for the six-month period ended June 30, 2013 was $122.6 million, or 71.4% of revenue, an increase of $35.1 million, or 40.0%, over gross profit of $87.5 million, or 69.7% of revenue, for the six-month period ended June 30, 2012. The increase in our gross profit resulted primarily from increased revenue associated with the growth in the number of our members and increased monthly average revenue per member. The increase in our gross margin resulted primarily from efficiencies in our member services organization, partially offset by higher fulfillment expenses due to enhancements to our service offerings. Gross margin also increased for the six-month period ended June 30, 2013 due to our acquisition of ID Analytics on March 14, 2012, which added revenue from the enterprise segment at a higher gross margin percentage than our traditional consumer segment. Share-based compensation expenses included in cost of services were $0.4 million and $0.3 million for the six-month periods ended June 30, 2013 and 2012, respectively.

Sales and Marketing

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2013	2012	Change	2013	2012	Change
	(in thousands)			(in thousands)
Sales and marketing	$43,248	$31,167	38.8%	$85,041	$61,505	38.3%
Percentage of revenue	48.3%	45.9%		49.6%	49.0%

Sales and marketing expenses for the three-month period ended June 30, 2013 were $43.2 million, or 48.3% of revenue, compared with $31.2 million, or 45.9% of revenue, for the three-month period ended June 30, 2012. Sales and marketing expenses for the six-month period ended June 30, 2013 were $85.0 million, or 49.6% of revenue, compared with $61.5 million, or 49.0% of revenue, for the six-month period ended June 30, 2012. The increase in our sales and marketing expenses resulted primarily from increases in our advertising expenses and external sales commissions. The increase in our sales and marketing expenses reflected our investment to drive new membership growth as well as continued advertising of our LifeLock Ultimate service, efforts to highlight the growing identity theft issue, and consumer education. Sales and marketing expenses also increased for the six-month period ended June 30, 2013 due to our acquisition of ID Analytics in March 2012. Share-based compensation expenses included in sales and marketing expenses were $0.4 million and $0.3 million for the three-month periods ended June 30, 2013 and 2012, respectively, and $0.7 million and $0.4 million for the six-month periods ended June 30, 2013 and 2012, respectively.

Technology and Development

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2013	2012	Change	2013	2012	Change
	(in thousands)			(in thousands)
Technology and development	$10,370	$7,644	35.7%	$19,394	$12,993	49.3%
Percentage of revenue	11.6%	11.3%		11.3%	10.4%

Technology and development expenses for the three-month period ended June 30, 2013 were $10.4 million, or 11.6% of revenue, compared with $7.6 million, or 11.3% of revenue, for the three-month period ended June 30, 2012. Technology and development expenses for the six-month period ended June 30, 2013 were $19.4 million, or 11.3% of revenue, compared with $13.0 million, or 10.4% of revenue, for the six-month period ended June 30, 2012. The increase in our technology and development expenses was due to technology and development expenses from ID Analytics from the date of acquisition, as well as from increases in our personnel costs as we continue to invest in the development and enhancement of our service offering. Share-based compensation expenses included in technology and development expenses were $0.8 million and $0.5 million for the three-month periods ended June 30, 2013 and 2012, respectively, and $1.3 million and $0.7 million for the six-month periods ended June 30, 2013 and 2012, respectively.

General and Administrative

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2013	2012	Change	2013	2012	Change
	(in thousands)			(in thousands)
General and administrative	$10,900	$6,602	65.0%	$20,323	$9,537	113.1%
Percentage of revenue	12.2%	9.7%		11.8%	7.6%

General and administrative expenses for the three-month period ended June 30, 2013 were $10.9 million, or 12.2% of revenue, compared with $6.6 million, or 9.7% of revenue, for the three-month period ended June 30, 2012. General and administrative expenses increased due to additional costs associated with our public company compliance, and additional personnel costs, primarily non-cash share-based compensation. Share-based compensation expenses included in general and administrative expenses were $2.1 million and $0.6 million for the three-month periods ended June 30, 2013 and 2012, respectively.

General and administrative expenses for the six-month period ended June 30, 2013 were $20.3 million, or 11.8% of revenue, compared with $9.5 million, or 7.6% of revenue, for the six-month period ended June 30, 2012. General and administrative expenses increased due to the general and administrative expenses from ID Analytics, additional costs associated with our public company compliance, and additional personnel costs, primarily non-cash share-based compensation. In addition, for the six-month period ended June 30, 2012, we received a favorable legal settlement of $2.6 million related to insurance claims for legal costs that we incurred in 2008 and 2009. Share-based compensation expenses included in general and administrative expenses were $3.8 million and $1.0 million for the six-month periods ended June 30, 2013 and 2012, respectively.

Amortization of Acquired Intangible Assets

	Three Months			Six Months
	Ended June 30,		%	Ended June 30,		%
	2013	2012	Change	2013	2012	Change
	(in thousands)			(in thousands)
Amortization of acquired intangible assets	$1,966	$1,966	0.0%	$3,932	$2,325	69.1%
Percentage of revenue	2.2%	2.9%		2.3%	1.9%

Amortization of acquired intangible assets was $2.0 million for the three-month periods ended June 30, 2013 and 2012. Amortization of acquired intangible assets was $3.9 million for the six-month period ended June 30, 2013, an increase of 69.1% from the six-month period ended June 30, 2012, and resulted from our amortization of the intangible assets acquired in our acquisition of ID Analytics in March 2012.

Other Income (Expense)

	Three Months			Six Months
	Ended June 30,		%	Ended June 30,		%
	2013	2012	Change	2013	2012	Change
	(in thousands)			(in thousands)
Other income (expense):
Interest expense	$(79)	$(935)	91.6%	$(146)	$(1,285)	88.6%
Interest income	26	1	2,500.0%	46	2	2,200.0%
Change in fair value of warrant liabilities	—	(7,836)	100.0%	—	(2,941)	100.0%
Change in fair value of embedded derivative	—	714	-100.0%	—	714	-100.0%
Other	—	—	0.0%	(4)	(2)	-100.0%

Total other income (expense)	$(53)	$(8,056)	99.3%	$(104)	$(3,512)	97.0%

Other expense for the three-month period ended June 30, 2013 was $0.1 million compared with other expense of $8.1 million for the three-month period ended June 30, 2012. The other expense for the three-month period ended June 30, 2012 related to an unrealized loss on warrant liabilities of $7.8 million and interest expense of $0.9 million related to a term loan which was repaid with the proceeds from our IPO, which were partly offset by a non-cash unrealized gain on our embedded derivative of $0.7 million.

Other expense for the six-month period ended June 30, 2013 was $0.1 million compared with other expense of $3.5 million for the six-month period ended June 30, 2012. The other expense for the six-month period ended June 30, 2012 related primarily to an unrealized loss on warrant liabilities of $2.9 million and interest expense of $1.3 million related to a term loan which was repaid with the proceeds from our IPO, which were offset by a non-cash unrealized gain on our embedded derivative of $0.7 million.

Income tax expense (benefit)

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2013	2012	Change	2013	2012	Change
	(in thousands)			(in thousands)
Income tax expense (benefit)	$(179)	$221	-181.0%	$(29)	$(13,897)	-99.8%
Effective tax rate	8.0%	(3.3)%		0.5%	(593.4%)

Income tax benefit for the three-month period ended June 30, 2013 was $0.2 million compared with an income tax expense of $0.2 million for the three-month period ended June 30, 2012. Income tax benefit for the six-month period ended June 30, 2013 was $29 thousand compared with an income tax benefit of $13.9 million for the six-month period ended June 30, 2012. As a result of our acquisition of ID Analytics in the first quarter of 2012, we recorded a deferred tax liability related to the book and tax basis difference resulting from our purchase accounting. The increase in our deferred tax liability resulted in a reduction of our valuation allowance for net deferred tax assets, which is recorded as an income tax benefit of $14.3 million for the six-month period ended June 30, 2012.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for the six-month periods ended June 30:

	2013	2012
	(in thousands)
Cash and cash equivalents	$169,444	$62,836

Net cash provided by operating activities	$33,586	$23,099
Net cash used in investing activities	(3,652)	(159,510)
Net cash provided by financing activities	5,313	170,397

Net increase in cash and cash equivalents	$35,247	$33,986

As of June 30, 2013, we had $169.4 million in cash and cash equivalents, which consisted of cash and open commercial paper, and we had no outstanding debt. We believe that our existing cash and cash equivalents together with cash generated from operations will be sufficient to fund our operations for at least the next 12 months.

Operating Activities

For the six-month period ended June 30, 2013, operating activities generated $33.6 million in cash as a result of a net loss of $6.2 million, adjusted by non-cash items such as depreciation and amortization of $6.4 million and share-based compensation of $6.3 million. An increase in deferred revenue related to the overall growth of our business provided operating cash of $25.1 million and we had an increase in operating cash as a result of changes in other operating assets and liabilities of $2.2 million.

For the six-month period ended June 30, 2012, operating activities provided cash of $23.1 million as a result of net income of $11.6 million, adjusted by non-cash items such as depreciation and amortization of $4.4 million, share-based compensation of $2.4 million, a deferred income tax benefit of $13.9 million, an unrealized loss on warrant liabilities of $2.9 million, and an unrealized gain of $0.7 million on the preferred stock embedded derivative. An increase in deferred revenue provided operating cash of $19.0 million and was related to the overall growth of our business. These increases were offset by a decrease in operating cash used as a result of changes in other operating assets and liabilities of $2.1 million.

Investing Activities

For the six-month period ended June 30, 2013, we used $3.7 million of cash to acquire property and equipment, primarily attributable to investments in infrastructure to enable continued scalable growth.

For the six-month period ended June 30, 2012, we used $157.4 million of cash to acquire ID Analytics and $2.1 million of cash to acquire property and equipment, primarily related to the establishment of an additional data center for ID Analytics.

Financing Activities

For the six-month period ended June 30, 2013, financing activities generated net cash of $5.3 million as a result of cash received from the exercise of stock options of $5.8 million offset by cash used of $0.4 million related to the payments of debt issuance costs associated with the refinancing of our credit agreement.

Our financing activities for the six-month period ended June 30, 2012 provided net cash of $170.4 million related to proceeds of $102.2 million from the issuance of our Series E and E-2 convertible redeemable preferred stock, $4.4 million from the issuance of warrants to acquire Series E and E-2 convertible redeemable preferred stock, and $68.0 million in term loan borrowings under our senior credit facility, offset by term loan repayments of $2.8 million and payments of $1.5 million for debt issuance costs.

Debt Obligations

Credit Agreement

On January 9, 2013, we refinanced our existing credit agreement and entered into the Senior Credit Facility.

The Senior Credit Facility provides for an $85.0 million revolving line of credit, which we can increase to $110.0 million subject to the conditions set forth in the Credit Agreement. The revolving line of credit also includes a letter of credit subfacility of $10.0 million and a swing line loan subfacility of $5.0 million. The Senior Credit Facility has a maturity date of January 9, 2018. As of June 30, 2013, we had no debt outstanding under our Senior Credit Facility. For the six-month period ended June 30, 2013, we paid an unused commitment fee of $0.1 million, which is included in interest expense in the condensed consolidated statements of operations.

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

As of June 30, 2013, we had two outstanding letters of credit issued in connection with the revolving line of credit in the total amount of $1.3 million. Subsequent to June 30, 2013, one of the letters of credit in the amount of $1.2 million was released by the counterparty.

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

Contractual Obligations

Other than the renewal of our office space lease with respect to our corporate headquarters as disclosed in Note 5 to the condensed consolidated financial statements and as noted in “Financing Activities” above, there were no material changes in our commitments under contractual obligations to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

We believe that the assumptions and estimates associated with revenue recognition for payments and other fees, income taxes, and share-based compensation have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in the our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2013.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of our material legal proceedings, see Note 11 —“Contingencies” in the Notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

There have been no material changes to the Risk Factors described under “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, other than:

We will no longer qualify as an “emerging growth company” after December 31, 2013, and as a result, we will have to comply with increased disclosure and governance requirements.

While we are currently an “emerging growth company” as defined in the JOBS Act, we will no longer qualify as an “emerging growth company” after December 31, 2013. As an “emerging growth company,” we have been able to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Under Section 107(b) of the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

As an “emerging growth company,” we cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until December 31, 2013 when we are no longer an “emerging growth company”. There are no assurances that investors will find our common stock more attractive, or that there will be a more active trading market for our common stock or that our stock price will be less volatile, when are no longer an “emerging growth company”.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from Public Offering of Common Stock

In October 2012, our registration statement on Form S-1 (File No. 333-183598) was declared effective for our IPO. There have been no changes regarding the use of proceeds from our IPO from the disclosure in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 6. Exhibits.

10.8B	Second Amendment to Office Lease, dated as of May 17, 2013, between LifeLock, Inc. and PKY Fund II Phoenix II, LLC (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 10.8B to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2013, and incorporated herein by reference.
*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFELOCK, INC.

Date: August 1, 2013	By:	/s/ Todd Davis
	Name:	Todd Davis
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 1, 2013	By:	/s/ Chris Power
	Name:	Chris Power
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)