Form 10-Q
period 2013-09-30
LIFELOCK, INC.
filed 2013-10-31
CIK 1383871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 25, 2013, there were outstanding 90,447,444 shares of the registrant’s common stock, $0.001 par value.

LIFELOCK, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

LIFELOCK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$167,888	$134,197
Marketable securities	24,048	—
Trade and other receivables, net	11,540	7,560
Prepaid expenses and other current assets	5,359	5,753

Total current assets	208,835	147,510
Property and equipment, net	12,586	9,701
Goodwill	129,428	129,428
Intangible assets, net	45,344	51,242
Other non-current assets	1,759	1,707

Total assets	$397,952	$339,588

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,922	$1,151
Accrued expenses and other liabilities	33,589	27,329
Deferred revenue	115,816	90,877

Total current liabilities	152,327	119,357
Other non-current liabilities	4,006	265

Total liabilities	156,333	119,622
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 300,000,000 shares authorized at September 30, 2013 and December 31, 2012 and 90,318,922 and 86,561,320 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	90	87
Preferred stock, $0.001 par value, 10,000,000 authorized and no shares issued and outstanding at September 30, 2013 and December 31, 2012	—	—
Additional paid-in capital	462,330	439,883
Accumulated other comprehensive loss	(43)	—
Accumulated deficit	(220,758)	(220,004)

Total stockholders’ equity	241,619	219,966

Total liabilities and stockholders’ equity	$397,952	$339,588

See accompanying notes to condensed consolidated financial statements.

LIFELOCK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Consumer revenue	$88,386	$65,579	$246,053	$183,903
Enterprise revenue	7,353	6,538	21,300	13,709

Total revenue	95,739	72,117	267,353	197,612
Cost of services	24,935	19,762	73,965	57,727

Gross profit	70,804	52,355	193,388	139,885
Costs and expenses:
Sales and marketing	40,609	29,926	125,651	91,431
Technology and development	10,734	7,943	30,128	20,936
General and administrative	11,837	6,297	32,160	15,834
Amortization of acquired intangible assets	1,966	1,966	5,898	4,291

Total costs and expenses	65,146	46,132	193,837	132,492

Income (loss) from operations	5,658	6,223	(449)	7,393
Other income (expense):
Interest expense	(82)	(854)	(228)	(2,139)
Interest income	29	4	75	6
Change in fair value of warrant liabilities	—	6,058	—	3,117
Change in fair value of embedded derivative	—	(3,499)	—	(2,785)
Other	(7)	(1)	(11)	(3)

Total other income (expense)	(60)	1,708	(164)	(1,804)

Income (loss) before provision for income taxes	5,598	7,931	(613)	5,589
Income tax expense (benefit)	171	63	142	(13,834)

Net income (loss)	5,427	7,868	(755)	19,423
Accretion of convertible redeemable preferred stock	—	(4,207)	—	(8,959)
Net income allocable to convertible redeemable preferred stockholders	—	(2,550)	—	(7,067)

Net income available (loss attributable) to common stockholders	$5,427	$1,111	$(755)	$3,397

Net income available (loss attributable) per share to common stockholders:
Basic	$0.06	$0.06	$(0.01)	$0.17
Diluted	$0.06	$(0.16)	$(0.01)	$0.07
Weighted-average common shares outstanding:
Basic	89,318	19,501	87,841	19,469
Diluted	96,395	19,501	87,841	52,993

See accompanying notes to condensed consolidated financial statements.

LIFELOCK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$5,427	$7,868	$(755)	$19,423
Other comprehensive loss, net of tax:
Unrealized loss on marketable securities	(43)	—	(43)	—

Comprehensive income (loss)	$5,384	$7,868	$(798)	$19,423

See accompanying notes to condensed consolidated financial statements.

LIFELOCK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2013	2012
Operating activities
Net income (loss)	$(755)	$19,423
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,484	7,487
Share-based compensation	10,270	3,994
Provision for (recovery of) doubtful accounts	220	(10)
Change in fair value of warrant liabilities	—	(3,117)
Change in fair value of embedded derivative	—	2,785
Deferred income tax benefit	(19)	(14,310)
Other	28	3
Change in operating assets and liabilities:
Trade and other receivables	(3,698)	(2,344)
Prepaid expenses and other current assets	413	2,039
Other non-current assets	380	(1,184)
Accounts payable	831	5,822
Accrued expenses and other liabilities	5,993	959
Deferred revenue	24,939	19,388
Other non-current liabilities	3,741	(214)

Net cash provided by operating activities	51,827	40,721

Investing activities
Acquisition of ID Analytics, net of cash acquired	—	(157,430)
Acquisition of property and equipment	(5,264)	(3,506)
Purchases of marketable securities	(24,247)	—
Decrease in restricted cash	—	1,748

Net cash used in investing activities	(29,511)	(159,188)

Financing activities
Proceeds from:
Term loan	—	68,000
Issuance of convertible redeemable preferred stock, net of offering costs	—	102,165
Issuance of warrants	—	4,373
Stock based compensation plans	11,815	222
Payments for:
Term loan	—	(5,440)
Initial public offering costs	—	(1,530)
Debt issuance costs related to credit facilities	(440)	(1,511)

Net cash provided by financing activities	11,375	166,279

Net increase in cash and cash equivalents	33,691	47,812
Cash and cash equivalents at beginning of period	134,197	28,850

Cash and cash equivalents at end of period	$167,888	$76,662

Supplemental information for non-cash financing activities:
Convertible redeemable preferred stock issued as part of purchase price for ID Analytics	—	11,542
Preferred stock embedded derivative issued as part of purchase price for ID Analytics	—	7,934

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

Marketable Securities

We hold investments in marketable securities consisting of corporate debt securities, municipal debt securities, and certificates of deposit. We determine the appropriate classification of marketable securities at the time of purchase and reevaluate such determination at each balance sheet date. Based on our intentions regarding our marketable securities, all marketable securities are classified as available-for-sale and are carried at fair value with unrealized gains and losses recorded as a separate component of other comprehensive income, net of income taxes on the condensed consolidated statements of comprehensive income (loss). Realized gains and losses and declines in fair value determined to be other-than-temporary are determined using the specific-identification method and are reflected as a component of other income (expense) in the condensed consolidated statements of operations. We periodically review our marketable securities for other-than-temporary declines in fair value and write down such marketable securities when an other-than-temporary decline has occurred. No such impairments of marketable securities have been recorded to date.

Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, which supersedes and replaces the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05 and 2011-12. The amendment requires that an entity must report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. ASU 2013-02 was effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. We adopted the amended standards beginning January 1, 2013. As there were no amounts reclassified out of other comprehensive income during the periods ended September 30, 2013 or 2012 or the years ended December 31, 2012 or 2011, there was no impact on our financial position, results of operations, or cash flows.

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

3. Acquisition of ID Analytics

In the first quarter of 2012, we acquired ID Analytics, a provider of enterprise identity risk assessment and fraud protection services and a strategic technology partner of ours since 2009. The aggregate purchase price consisted of approximately $166,474 of cash paid at the closing (cash paid net of cash acquired was $157,430) and 1,586,778 shares of Series E-1 convertible redeemable preferred stock with a fair value of approximately $19,476 as of the acquisition date. We accounted for the acquisition using the acquisition method. Accordingly, we allocated the total purchase price to the tangible and identifiable intangible assets acquired and the net liabilities assumed based on their respective fair values on the acquisition date. As a result of the acquisition, we recorded goodwill in the amount of $129,428, identifiable definite-lived intangible assets of $57,500, which was comprised of $4,000 related to trade name and trademarks, $33,000 related to technology, and $20,500 related to customer relationships, and net liabilities assumed of $978. The overall weighted-average life of the identifiable definite-lived intangible assets acquired was 7.6 years, which will be amortized on a straight-line basis over their respective useful lives. The condensed consolidated financial statements for the nine-month period ended September 30, 2012 include the results of operations of ID Analytics from the date of acquisition.

4. Marketable Securities

The following is a summary of marketable securities designated as available-for-sale as of September 30, 2013:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$23,147	$—	$(43)	$23,104
Municipal bonds	696	—	—	696
Certificate of deposit	248	—	—	248

Total marketable securities	$24,091	$—	$(43)	$24,048

All marketable securities are classified as current regardless of contractual maturity dates because we consider such investments to represent cash available for current operations.

As of September 30, 2013, we did not consider any of our marketable securities to be other-than-temporarily impaired. When evaluating our investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer, our ability and intent to hold the security and whether it is more likely than not that we will be required to sell the investment before recovery of its cost basis.

The following is a summary of amortized cost and estimated fair value of marketable securities as of September 30, 2013, by maturity:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Due in one year or less	$21,505	$—	$(34)	$21,471
Due after one year	2,586	—	(9)	2,577

Total marketable securities	$24,091	$—	$(43)	$24,048

We did not hold any marketable securities as of December 31, 2012.

5. Financing Arrangements

Credit Agreement

On January 9, 2013, we refinanced our existing credit agreement and entered into a new credit agreement (the “Credit Agreement”) with Bank of America, N.A. as administrative agent, swing line lender and L/C issuer, Silicon Valley Bank as syndication agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated as sole lead arranger and sole book manager, and the lenders from time to time party thereto. We refer to the Credit Agreement and related documents as the “Senior Credit Facility.” The Senior Credit Facility provides for an $85,000 revolving line of credit, which we can increase to $110,000 subject to the conditions set forth in the Credit Agreement. The revolving line of credit also includes a letter of credit subfacility of $10,000 and a swing line loan subfacility of $5,000. The Senior Credit Facility has a maturity date of January 9, 2018. As of September 30, 2013, we had no outstanding debt under our Senior Credit Facility. We paid unused commitment fees of $55 and $154 for the three- and nine-month periods ended September 30, 2013, respectively, which is included in interest expense in the condensed consolidated statements of operations.

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

6. Operating Leases

On May 17, 2013, we entered into a Second Amendment to Office Lease (the “Second Amendment”) with PKY Fund II Phoenix II, LLC, as successor-in-interest to Hayden Ferry Lakeside, LLC (“Lessor”), which amended that certain Office Lease dated May 18, 2007 and that certain First Amendment to Office Lease dated March 7, 2008 (as amended, the “Lease”). Pursuant to the Second Amendment, the term of the Lease was extended through December 31, 2024 and we leased additional space in the building in which our principal executive offices are located. In the event that Lessor is unable to deliver certain portions of the additional space to be leased under the Second Amendment by November 1, 2013, we may choose to terminate the Lease in its entirety and elect to hold over in the then-occupied Premises (as defined in the Lease) for an additional 12 to 24 months following such election.

On September 13, 2013, we entered into a Third Amendment to Office Lease with the Lessor, which added new terms related to the delivery of additional space under the Lease and defined the dates on which the Base Rent (as defined in the Lease) rates take effect. In the event that Lessor is unable to deliver certain portions of the additional space to be leased by November 1, 2013, we will receive a credit for every calendar day the additional space is delivered after November 1, 2013.

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

The following summarizes the future minimum lease payments for all outstanding lease agreements as of September 30, 2013:

2013	$536
2014	3,207
2015	4,377
2016	4,431
2017	4,551
2018	3,792
Thereafter	16,575

$37,469

7. Stockholders’ Equity

Share-Based Compensation

We issue stock-based awards to our employees in the form of stock options and restricted stock units. We also have an employee stock purchase plan. The following table summarizes the components of share-based compensation expense included in our condensed consolidated statements of operations for the three- and nine-month periods ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Cost of services	$210	$186	$622	$437
Sales and marketing	573	299	1,292	712
Technology and development	1,054	498	2,393	1,208
General and administrative	2,172	648	5,963	1,637

Total share-based compensation expense	$4,009	$1,631	$10,270	$3,994

Unrecognized share-based compensation expenses totaled $47,516 as of September 30, 2013, which we expect to recognize over a weighted-average time period of 3.3 years.

Stock Warrants

As of September 30, 2013, we had the following warrants to purchase common stock outstanding:

		Exercise
Expiration Date	Shares	Price
October 3, 2014	2,334,044	$0.70
December 19, 2014	166,666	4.50

8. Fair Value Measurements

As of September 30, 2013 and December 31, 2012, the fair value of our financial assets and liabilities was as follows:

	Level 1	Level 2	Level 3	Total
September 30, 2013
Assets:
Commercial paper (1)	$—	$45,086	$—	$45,086
Money market funds (1)	25,753	—	—	25,753
Corporate bonds (2)	—	23,104	—	23,104
Municipal bonds (2)	—	696	—	696
Certificate of deposit (2)	—	248	—	248

Total assets measured at fair value	$25,753	$69,134	$—	$94,887

December 31, 2012
Assets:
Commercial paper (1)	$—	$35,023	$—	$35,023

Total assets measured at fair value	$—	$35,023	$—	$35,023

(1)	Classified in cash and cash equivalents
(2)	Classified in marketable securities

9. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income available (loss attributable) per share to common stockholders for the three- and nine-month periods ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$5,427	$7,868	$(755)	$19,423
Less:
Accretion of convertible redeemable preferred stock redemption premium	—	(4,207)	—	(8,959)
Net income allocable to convertible redeemable preferred stockholders	—	(2,550)	—	(7,067)

Net income available (loss attributable) to common stockholders	5,427	1,111	(755)	3,397
Less:
Change in fair value of warrant liabilities	—	(6,058)	—	(4,382)
Accretion of convertible redeemable preferred stock redemption premium for shares assumed issued in exercise of warrants	—	(722)	—	(1,091)
Add back:
Net income allocable to convertible redeemable preferred stockholders	—	2,550	—	6,036

Diluted net income available (loss attributable) to common stockholders	$5,427	$(3,119)	$(755)	$3,960

Denominator (basic):
Weighted average common shares outstanding	89,318,125	19,501,172	87,841,146	19,469,225
Denominator (diluted):
Weighted average common shares outstanding	89,318,125	19,501,172	87,841,146	19,469,225
Dilutive stock options and awards outstanding	4,767,105	—	—	3,935,545
Weighted average common shares from preferred stock	—	—	—	29,239,607
Weighted average common shares from warrants	2,310,137	—	—	348,487

Net weighted average common shares outstanding	96,395,367	19,501,172	87,841,146	52,992,864

Net income available (loss attributable) per share to common stockholders:
Basic	$0.06	$0.06	$(0.01)	$0.17
Diluted	$0.06	$(0.16)	$(0.01)	$0.07

For the three- and nine-month periods ended September 30, 2013 and 2012, potentially dilutive securities are not included in the calculation of diluted net income available (loss attributable) per share as their impact would be anti-dilutive. The following weighted-average number of outstanding stock options, warrants to purchase common and preferred stock, and convertible redeemable preferred stock were excluded from the computation of diluted net income available (loss attributable) per share for the three- and nine-month periods ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Common equivalent shares from convertible preferred stock	—	44,598,344	—	11,266,811
Common equivalent shares from stock options	—	4,930,876	5,167,483	—
Common equivalent shares from stock warrants	—	5,906,231	2,300,773	4,662,578

	—	55,435,451	7,468,256	15,929,389

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

Financial information about our segments during the three-month period ended September 30, 2013 and as of September 30, 2013 was as follows:

	Consumer	Enterprise	Eliminations	Total
Revenue
External customers	$88,386	$7,353	$—	$95,739
Intersegment revenue	—	1,357	(1,357)	—
Income (loss) from operations	8,406	(2,748)	—	5,658
Goodwill	69,891	59,537	—	129,428
Total assets	275,890	122,520	(458)	397,952

Loss from operations in our enterprise segment for the three-month period ended September 30, 2013 includes amortization of acquired intangibles of $1,966.

Financial information about our segments during the nine-month period ended September 30, 2013 was as follows:

	Consumer	Enterprise	Eliminations	Total
Revenue
External customers	$246,053	$21,300	$—	$267,353
Intersegment revenue	—	3,901	(3,901)	—
Income (loss) from operations	8,536	(8,985)	—	(449)

Loss from operations in our enterprise segment for the nine-month period ended September 30, 2013 includes amortization of acquired intangibles of $5,898.

Financial information about our segments during the three-month period ended September 30, 2012 and as of December 31, 2012 was as follows:

	Consumer	Enterprise	Eliminations	Total
Revenue
External customers	$65,579	$6,538	$—	$72,117
Intersegment revenue	—	1,122	(1,122)	—
Income (loss) from operations	8,021	(1,798)	—	6,223
Goodwill	69,891	59,537	—	129,428
Total assets	213,564	129,245	(3,221)	339,588

Loss from operations in our enterprise segment for the three-month period ended September 30, 2012 includes amortization of acquired intangibles of $1,966.

Financial information about our segments during the nine-month period ended September 30, 2012 was as follows:

	Consumer	Enterprise	Eliminations	Total
Revenue
External customers	$183,903	$13,709	$—	$197,612
Intersegment revenue	—	2,328	(2,328)	—
Income (loss) from operations	11,617	(4,224)	—	7,393

Loss from operations in our enterprise segment for the nine-month period ended September 30, 2012 includes amortization of acquired intangibles of $4,291.

All of our revenue is derived from sales in the United States and all our long-lived assets are located in the United States.

11. Income Taxes

Income taxes for the interim periods presented have been included in the accompanying condensed consolidated financial statements on the basis of an estimated annual effective tax rate. Based on an estimated annual effective tax rate and discrete items, the estimated income tax expense from operations for the three- and nine-month periods ended September 30, 2013 was $171 and $142, respectively. We recognized an income tax benefit of $13,834 for the nine-month period ended September 30, 2012, primarily due to a benefit of $14,310 resulting from the release of our valuation allowance on the acquisition of ID Analytics.

12. Contingencies

As part of our consumer services, we offer 24x7x365 member service support. If a member’s identity has been compromised, our member service team and remediation specialists will assist the member until the issue has been resolved. This includes our $1 million service guarantee, which is backed by an identity theft insurance policy, under which we will cover certain third-party costs and expenses incurred in connection with the remediation, such as legal and investigatory fees. This insurance also covers certain out-of-pocket expenses, such as loss of income, replacement of fraudulent withdrawals, child and elderly care, travel expenses, and replacement of documents. While we have reimbursed members for claims under this guarantee, the amounts in aggregate for the three- and nine-month periods ended September 30, 2013 and 2012 were not material.

In January 2010, Neal Duncan, one of our stockholders, filed a breach of contract claim against us in the Superior Court of Maricopa County, Arizona. In his complaint, Mr. Duncan alleged that we breached a purported contract with him and sought an ownership interest in our company equal to 7.5%. The parties participated in a private mediation on December 21, 2011, but the dispute was not resolved. We filed motions for summary judgment on November 2, 2011 and January 12, 2012. Oral argument was heard on our motions for summary judgment on April 4, 2012. Immediately following oral argument, the presiding judge ruled from the bench in our favor and granted both motions for summary judgment. We filed an application for an award of fees and costs on April 20, 2012. On June 5, 2012, the judge once again ruled in our favor and awarded fees and costs in excess of $250. On July 2, 2012, Mr. Duncan filed a notice of appeal. On September 30, 2012, we received Mr. Duncan’s opening brief. We filed our response brief on November 13, 2012. Mr. Duncan filed his reply brief on December 10, 2012. The Arizona Court of Appeals issued a Memorandum Decision on July 2, 2013, in our favor, affirming the Superior Court’s grant of summary judgment and its award of attorneys’ fees and costs. Mr. Duncan had the option of filing a motion for reconsideration or submitting a Petition for Review to the Arizona Supreme Court. His deadline for filing a motion for reconsideration was July 17, 2013. That deadline passed. However, Mr. Duncan filed a Petition for Review on July 31, 2013. The Company is not required to respond to Mr. Duncan’s Petition until and unless the Arizona Supreme Court issues an order requesting a response. We continue to await an order from the Arizona Supreme Court stating whether it will entertain Mr. Duncan’s Petition for Review.

Because Mr. Duncan did not post the required supersedeas bond at the start of his appeal, we brought garnishment proceedings in Maricopa County Superior Court to recover stock previously issued to him. We are proceeding with a debtor’s examination of Mr. Duncan and other collection procedures in an effort to locate additional assets that will reduce or extinguish the judgment amount.

On September 25, 2012, Denise Richardson filed a complaint against our company and Todd Davis, our Chairman and Chief Executive Officer, in the United States District Court for the Southern District of Florida. Ms. Richardson performed services for us as an independent contractor under a series of Independent Contractor Services Agreements, the most recent of which expired on December 31, 2011. The gravamen of Ms. Richardson’s claims is that (1) Ms. Richardson was improperly classified as an independent contractor instead of an employee and (2) we breached the terms of an alleged employment agreement and were obligated to Ms. Richardson under that agreement until June 30, 2013. Ms. Richardson asserts claims against us in the complaint for alleged violation of ERISA fiduciary duties, unlawful interference with attainment of ERISA benefits, ERISA retaliation, unlawful misclassification and denial of ERISA benefits, retroactive benefits under ERISA plans, failure to pay overtime in violation of the Fair Labor Standards Act (“FLSA”), breach of employment contract, unjust enrichment, fraud and punitive damages, and intentional infliction of emotional distress. In the complaint, Ms. Richardson alleges entitlement to equitable relief, compensatory damages, liquidated damages, statutory penalties, punitive damages, interest, costs, and attorneys’ fees. On October 15, 2012, Ms. Richardson filed an amended complaint that did not include any substantive changes to her claims. On November 1, 2012, we filed a motion to dismiss Ms. Richardson’s amended complaint or, in the alternative, to transfer venue - challenging on a variety of grounds all of the claims asserted against us in the amended complaint. In addition, on January 16, 2013, Todd Davis filed a motion to dismiss Ms. Richardson’s amended complaint or, in the alternative, to transfer venue, directed to the single count of the amended complaint asserted against Mr. Davis and that joined our motion in several applicable respects and made additional arguments regarding Ms. Richardson’s claim against Mr. Davis. Ms. Richardson responded to that motion on January 30, 2013 and Mr. Davis filed a reply brief on February 11, 2013. On January 23, 2013, pursuant to an order of the court, Ms. Richardson filed a statement of her alleged FLSA claim in which she summarized the FLSA damages to which she claims to be entitled and asserted that those damages amount to at least $179. On April 9, 2013, the Florida district court entered an order transferring Ms. Richardson’s case, in its entirety, to the United States District Court for the District of Arizona, as we and Mr. Davis sought. To date, no substantive proceedings have occurred in the matter following the transfer. On May 20, 2013, both we and Mr. Davis filed a renewed motion to dismiss that, following the transfer of the case, brought before the Arizona district court the issues raised in our and Mr. Davis’ motions to dismiss. Ms. Richardson responded to that motion on June 25, 2013 and we and Mr. Davis filed a reply brief on July 12, 2013. That motion now is fully briefed and the parties are awaiting the court’s decision.

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

Overview

We are a leading provider of proactive identity theft protection services for consumers and identity risk and credit worthiness assessment services for enterprises. We protect our members by constantly monitoring identity-related events, such as new account openings and credit-related applications. If we detect that a member’s personally identifiable information is being used, we offer notifications and alerts, including proactive, near real-time, actionable alerts, that provide our members peace of mind that we are monitoring use of their identity and allow our members to confirm valid or unauthorized identity use. If a member confirms that the use of his or her identity is unauthorized, we can proactively take actions designed to protect the member’s identity. We also provide remediation services to our members in the event that an identity theft actually occurs. We protect our enterprise customers by delivering on-demand identity risk and authentication information about consumers. Our enterprise customers utilize this information in real time to make decisions about opening or modifying accounts and providing products, services, or credit to consumers to reduce financial losses from identity fraud.

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

We offer our consumer identity theft protection services on a monthly or annual, automatically renewing subscription basis. As of September 30, 2013, approximately 60% of our members subscribed to our consumer services on an annual basis. We currently offer our consumer services under our basic LifeLock, LifeLock Command Center, and premium LifeLock Ultimate services, with retail list prices of $10, $15, and $25 per month and $110, $165, and $275 per year, respectively. In April 2013, we released our LifeLock Junior service, which monitors personal information with proactive protection features designed specifically for children, with a retail list price of $6 per month and $65 per year. Our average revenue per member is lower than our retail list prices due to wholesale or bulk pricing that we offer to strategic partners in our embedded product, employee benefits, and breach distribution channels to drive our membership growth. In our embedded product channel, our strategic partners embed our consumer services into their products and services and pay us on behalf of their customers; in our employee benefit channel, our strategic partners offer our consumer services as a voluntary benefit as part of their employee benefit enrollment process; and in our breach channel, enterprises that have experienced a data breach pay us a fee to provide our services to the victims of the data breach.

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

Since our founding in April 2005, we have experienced 34 consecutive quarters of sequential growth in both total revenue and cumulative ending members primarily due to the success of our marketing efforts, the introduction of premium services, and our strong member retention rate. In general, increases in revenue and cumulative ending members occur during and after periods of significant and effective direct retail marketing efforts.

For the three-month period ended September 30, 2013, we recorded revenue of $95.7 million, an increase of 33% from the three-month period ended September 30, 2012. Revenue in our consumer segment was $88.4 million for the three-month period ended September 30, 2013, a 35% increase from $65.6 million for the three-month period ended September 30, 2012. We generated income from operations of $5.7 million and net income of $5.4 million for the three-month period ended September 30, 2013. For the nine-month period ended September 30, 2013, we recorded revenue of $267.4 million, an increase of 35% from the nine-month period ended September 30, 2012, which only included enterprise revenue subsequent to our acquisition of ID Analytics. Revenue in our consumer segment was $246.1 million for the nine-month period ended September 30, 2013, a 34% increase from $183.9 million for the nine-month period ended September 30, 2012. We generated a loss from operations of $0.4 million and a net loss of $0.8 million for the nine-month period ended September 30, 2013.

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

Key Operating Metrics

The following table summarizes our key operating metrics for the three- and nine-month periods ended September 30:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
	(in thousands, except percentages and per member data)
	(Unaudited)
Cumulative ending members	2,864	2,376	2,864	2,376
Gross new members	218	187	698	564
Member retention rate	87.6%	85.9%	87.6%	85.9%
Average cost of acquisition per member	$173	$147	$168	$153
Monthly average revenue per member	$10.48	$9.39	$10.17	$9.18
Enterprise transactions	53,042	57,295	159,850	162,774

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

As of September 30, 2013, we had approximately 2.9 million cumulative ending members, an increase of 21% from September 30, 2012. This increase was driven by several factors, including the success of our marketing campaigns, increased awareness of breaches, media coverage of identity theft, and our continued retention improvements.

Gross new members. We calculate gross new members as the total number of new members who enroll in one of our consumer services during the relevant period. Many factors may affect the volume of gross new members in each period, including the effectiveness of our marketing campaigns, the timing of our marketing programs, the effectiveness of our strategic partnerships, and the general level of identity theft coverage in the media. We monitor gross new members because it provides an indication of the revenue and expenses that we expect to recognize in the future. For the three-month period ended September 30, 2013, we enrolled 218,000 gross new members, up from 187,000 for the three-month period ended September 30, 2012. For the nine-month period ended September 30, 2013, we enrolled 698,000 gross new members, up from 564,000 for the nine-month period ended September 30, 2012. This increase was driven by the success of our marketing campaigns, the continued success of our LifeLock Ultimate service, which accounted for more than 40% our gross new members during the three- and nine-month periods ended September 30, 2013, and increased awareness of breaches and identity theft.

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

As of September 30, 2013, our member retention rate was 87.6%, an increase of 1.7% points from September 30, 2012. This continued improvement was due to a variety of factors, including consumer awareness, media coverage of identity theft, and our focus on customer service and operational efficiencies.

Average cost of acquisition per member. We calculate average cost of acquisition per member as our sales and marketing expense for our consumer segment during the relevant period divided by our gross new members for the period. A number of factors may influence this metric, including shifts in the mix of our media spend. For example, when we engage in marketing efforts to build our brand, our cost of acquisition per member increases in the short term with the expectation that it will decrease over the long term. In addition, when we introduce new partnerships in our embedded product channel, such as when we launched our partnership with AOL in the fourth quarter of 2011, our average cost of acquisition per member decreases due to the volume of members that enroll in our consumer services in a relatively short period of time. We monitor average cost of acquisition per member to evaluate the efficiency of our marketing programs in acquiring new members. For the three-month period ended September 30, 2013, our average cost of acquisition per member was $173, up from $147 for the three-month period ended September 30, 2012. For the nine-month period ended September 30, 2013, our average cost of acquisition per member was $168, up from $153 for the nine-month period ended September 30, 2012. Although our average cost of acquisition per member increased period-over-period, the continued improvements in our member retention rate and the increasing monthly average revenue per member, primarily from the continued penetration of our LifeLock Ultimate service, results in a higher lifetime value of a member relationship which enables us to absorb a higher average cost of acquisition per member.

Monthly average revenue per member. We calculate monthly average revenue per member as our consumer revenue during the relevant period divided by the average number of cumulative ending members during the relevant period (determined by taking the average of the cumulative ending members at the beginning of the relevant period and the cumulative ending members at the end of each month in the relevant period), divided by the number of months in the relevant period. A number of factors may influence this metric, including whether a member enrolls in one of our premium services; whether we offer the member any promotional discounts upon enrollment; the distribution channel through which we acquire the member, as we offer wholesale pricing in our embedded product, employee benefit, and breach channels; and whether a new member subscribes on a monthly or annual basis, as members enrolling on an annual subscription receive a discount for paying for a year in advance. While our retail list prices have historically remained unchanged, our average revenue per member increased approximately 12% in the three-month period ended September 30, 2013, from the three-month period ended September 30, 2012. We monitor monthly average revenue per member because it is a strong indicator of revenue in our consumer business and of the performance of our premium services. The increase in our monthly average revenue per member resulted primarily from the continued success of our LifeLock Ultimate service, which accounted for more than 40% of our gross new members for the three- and nine-month periods ended September 30, 2013, and accounting for over 20% of our base members as of September 30, 2013.

Our monthly average revenue per member for the three-month period ended September 30, 2013 was $10.48, an increase of 12% from the three-month period ended September 30, 2012. Our monthly average revenue per member for the nine-month period ended September 30, 2013 was $10.17, an increase of 11% from the nine-month period ended September 30, 2012.

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

We processed 53.0 million and 159.8 million enterprise transactions for the three- and nine-month periods ended September 30, 2013, respectively, a decrease of 7% and 2% from the three- and nine-month periods ended September 30, 2012, respectively. The decrease was primarily driven by a large telecommunications customer who had previously obtained scores for all their incoming subscribers through all channels such as wireless, landline, and bundled internet services. After process and technical modifications were made, the customer made the decision to stop obtaining scores for in-home service customers due to the fraud risk associated with these segments being lower than the wireless segment. Going forward, this customer will now only be obtaining scores for customers coming in from the mobile portion of their business where the fraud risk is much higher. Due to the low per transaction price for this customer, this change had an immaterial impact to our enterprise revenue for the quarter. We do not expect to experience a similar decrease with other existing telecommunication customers. In addition, we have seen a reduction in enterprise transactions as we gave notice of non-renewal to several customers in our consumer segment and we have allowed such contracts to lapse as a result. We expect the transaction volume to decrease as these enterprise customers churn over time. We do not expect this to have a material impact on our total revenue.

Key Financial Metrics

The following table summarizes our key financial metrics for the three- and nine-month periods ended September 30:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Consumer revenue	$88,386	$65,579	$246,053	$183,903
Enterprise revenue	7,353	6,538	21,300	13,709

Total revenue	$95,739	$72,117	$267,353	$197,612
Adjusted net income	$11,402	$8,906	$15,413	$13,066
Adjusted EBITDA	$12,791	$10,938	$19,305	$18,874
Free cash flow	$16,629	$16,196	$46,563	$37,215

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

Because of these limitations, you should consider adjusted net income alongside other financial performance measures, including various cash flow metrics, net income (loss), and our other GAAP results. The following table presents a reconciliation of adjusted net income to net income (loss) for each of the periods indicated:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Reconciliation of Net Income (Loss) to Adjusted Net Income:
Net income (loss)	$5,427	$7,868	$(755)	$19,423
Amortization of acquired intangible assets	1,966	1,966	5,898	4,291
Change in fair value of warrant liabilities	—	(6,058)	—	(3,117)
Change in fair value of embedded derivative	—	3,499	—	2,785
Share-based compensation	4,009	1,631	10,270	3,994
Tax benefit from acquisition	—	—	—	(14,310)

Adjusted net income	$11,402	$8,906	$15,413	$13,066

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

Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss), and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA to net income (loss) for each of the periods indicated:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net income (loss)	$5,427	$7,868	$(755)	$19,423
Depreciation and amortization	3,124	3,084	9,484	7,487
Interest expense	82	854	228	2,139
Interest income	(29)	(4)	(75)	(6)
Change in fair value of warrant liabilities	—	(6,058)	—	(3,117)
Change in fair value of embedded derivative	—	3,499	—	2,785
Other	7	1	11	3
Income tax expense (benefit)	171	63	142	(13,834)
Share-based compensation	4,009	1,631	10,270	3,994

Adjusted EBITDA	$12,791	$10,938	$19,305	$18,874

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

Because of these limitations, you should consider free cash flow alongside other financial performance measures, including net cash provided by operating activities, net income (loss), and our other GAAP results. The following table presents a reconciliation of free cash flow to net cash provided by operating activities for each of the periods indicated:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Reconciliation of Net Cash Provided By Operating Activities to Free Cash Flow:
Net cash provided by operating activities	$18,241	$17,622	$51,827	$40,721
Acquisitions of property and equipment	(1,612)	(1,426)	(5,264)	(3,506)

Free cash flow	$16,629	$16,196	$46,563	$37,215

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

Customer retention. We have continued to improve the retention of our members and, as a result, the anticipated lifetime value of our members. Our member retention rate improved to 87.6% as of September 30, 2013 from 85.9% as of September 30, 2012. Our ability to continue to improve our member retention rate may be affected by a number of factors, including the effectiveness of our services, the performance of our member services organization, external media coverage of identity theft, the continued evolution of our service offerings, the competitive environment, the effectiveness of our media spend, and other developments.

Our enterprise business relies on the retention of enterprise customers to maintain the effectiveness of our services because our enterprise customers typically provide us with their customer transaction data as part of our service. Losing a significant number of these customers would reduce the breadth and effectiveness of our services. In addition, we believe approximately 17% of our enterprise revenue for the nine-month period ended September 30, 2013, or approximately 1% of our overall revenue for the nine-month period ended September 30, 2013, was derived from direct competitors to our consumer business. As we have given notice of non-renewal to competitors in our consumer segment, we have allowed such contracts to lapse, and accordingly, this percentage may decline over time.

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

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets is the amortization expense associated with core technology, customer relationships, and trade names and trademarks resulting from business acquisitions. As of September 30, 2013, we had $45.3 million in net intangible assets as a result of our acquisition of ID Analytics. The intangible assets have useful lives of between five and nine years and we expect to recognize $7.9 million of amortization expense for the year ending December 31, 2013 and for each of the next three years thereafter.

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

As a result of the acquisition of ID Analytics, we recorded a deferred tax liability related to the book and tax basis difference resulting from our purchase accounting. The recognition of this deferred tax liability offset $8.5 million of the acquired gross deferred tax assets. A valuation allowance was established in the purchase price allocation for the remaining $1.0 million of acquired gross deferred tax assets. This resulted in the recognition of a net deferred tax liability which has been recognized in our purchase price allocation. As a result of the recognition of this net deferred tax liability, we concluded that the deferred tax assets we had recognized prior to the acquisition for which we had previously recorded a valuation allowance were more likely than not of being realized. Accordingly, we reduced our valuation allowance for these deferred tax assets, which is recorded as an income tax benefit of $14.3 million in our condensed consolidated statements of operations for the nine-month period ended September 30, 2012.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of our financial results is not necessarily indicative of our financial results in future periods, and our results for the three- and nine-month periods ended September 30, 2013 are not necessarily indicative of our results for the full year or for any other period.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Consolidated Statements of Operations Data:
Revenue:
Consumer revenue	$88,386	$65,579	$246,053	$183,903
Enterprise revenue	7,353	6,538	21,300	13,709

Total revenue	95,739	72,117	267,353	197,612
Cost of services	24,935	19,762	73,965	57,727

Gross profit	70,804	52,355	193,388	139,885
Costs and expenses:
Sales and marketing	40,609	29,926	125,651	91,431
Technology and development	10,734	7,943	30,128	20,936
General and administrative	11,837	6,297	32,160	15,834
Amortization of acquired intangible assets	1,966	1,966	5,898	4,291

Total costs and expenses	65,146	46,132	193,837	132,492

Income (loss) from operations	5,658	6,223	(449)	7,393
Other income (expense):
Interest expense	(82)	(854)	(228)	(2,139)
Interest income	29	4	75	6
Change in fair value of warrant liabilities	—	6,058	—	3,117
Change in fair value of embedded derivative	—	(3,499)	—	(2,785)
Other	(7)	(1)	(11)	(3)

Total other income (expense)	(60)	1,708	(164)	(1,804)

Income (loss) before provision for income taxes	5,598	7,931	(613)	5,589
Income tax expense (benefit)	171	63	142	(13,834)

Net income (loss)	$5,427	$7,868	$(755)	$19,423

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(as a percentage of revenue)
Consolidated Statements of Operations Data:
Revenue:
Consumer revenue	92.3%	90.9%	92.0%	93.1%
Enterprise revenue	7.7%	9.1%	8.0%	6.9%

Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of Services	26.0%	27.4%	27.7%	29.2%

Gross profit	74.0%	72.6%	72.3%	70.8%
Costs and expenses:
Sales and marketing	42.4%	41.5%	47.0%	46.3%
Technology and development	11.2%	11.0%	11.3%	10.6%
General and administrative	12.4%	8.7%	12.0%	8.0%
Amortization of acquired intangible assets	2.1%	2.7%	2.2%	2.2%

Total costs and expenses	68.1%	63.9%	72.5%	67.1%

Income (loss) from operations	5.9%	8.7%	-0.2%	3.7%
Other income (expense):
Interest expense	-0.1%	-1.2%	-0.1%	-1.1%
Interest income	0.0%	0.0%	0.0%	0.0%
Change in fair value of warrant liabilities	—	8.4%	—	1.6%
Change in fair value of embedded derivative	—	-4.9%	—	-1.4%
Other	0.0%	0.0%	0.0%	-0.0%

Total other income (expense)	-0.1%	2.3%	-0.1%	-0.9%

Income (loss) before provision for income taxes	5.8%	11.0%	-0.3%	2.8%
Income tax expense (benefit)	0.2%	0.1%	0.1%	-7.0%

Net income (loss)	5.6%	10.9%	-0.4%	9.8%

Comparison of the Three- and Nine-month Periods Ended September 30, 2013 and 2012

Total Revenue

	Three Months			Nine Months
	Ended September 30,		%	Ended September 30,		%
	2013	2012	Change	2013	2012	Change
	(in thousands)			(in thousands)
Consumer revenue	$88,386	$65,579	34.8%	$246,053	$183,903	33.8%
Enterprise revenue	7,353	6,538	12.5%	21,300	13,709	55.4%

Total revenue	$95,739	$72,117	32.8%	$267,353	$197,612	35.3%

Consumer revenue for the three-month period ended September 30, 2013 was $88.4 million, an increase of $22.8 million, or 34.8%, over consumer revenue for the three-month period ended September 30, 2012. Consumer revenue for the nine-month period ended September 30, 2013 was $246.1 million, an increase of $62.2 million, or 33.8%, over consumer revenue for the nine-month period ended September 30, 2012. The increase in our consumer revenue related primarily to an increase in the number of our members, which grew from 2.4 million as of September 30, 2012 to 2.9 million as of September 30, 2013, an increase of 21%. In addition, our monthly average revenue per member increased 12% to $10.48 for the three-month period ended September 30, 2013 and 11% to $10.17 for the nine-month period ended September 30, 2013, each from the same period in the prior year. The increase in members and monthly average revenue per member resulted from our continued product development and enhancements and our advertising and marketing campaigns designed to increase the overall awareness of our services and identity theft. In addition, the increase in our monthly average revenue per member resulted primarily from the increased penetration of our LifeLock Ultimate service, which was launched in the fourth quarter of 2011 and represented over 20% of our member base as of September 30, 2013.

Enterprise revenue for the three-month period ended September 30, 2013 was $7.4 million, an increase of $0.9 million, or 12.5%, over enterprise revenue for the three-month period ended September 30, 2012. Although enterprise transactions decreased in the three-month period ended September 30, 2013 when compared with the three-month period ended September 30, 2012, the enterprise revenue increased as the lower revenue per transaction volume from a large telecommunication customer was replaced by higher revenue per transactions from other enterprise customers.

Enterprise revenue for the nine-month period ended September 30, 2013 was $21.3 million. We acquired ID Analytics on March 14, 2012 and, accordingly, our enterprise revenue for the nine-month period ended September 30, 2012 only includes the revenue contributed by ID Analytics since that date.

Cost of Services and Gross Profit

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2013	2012	Change	2013	2012	Change
	(in thousands)			(in thousands)
Cost of services	$24,935	$19,762	26.2%	$73,965	$57,727	28.1%
Percentage of revenue	26.0%	27.4%		27.7%	29.2%

Gross profit	$70,804	$52,355	35.2%	$193,388	$139,885	38.2%
Percentage of revenue	74.0%	72.6%		72.3%	70.8%

Gross profit for the three-month period ended September 30, 2013 was $70.8 million, or 74.0% of revenue, an increase of $18.4 million, or 35.2%, over gross profit of $52.4 million, or 72.6% of revenue, for the three-month period ended September 30, 2012. The increase in our gross profit resulted primarily from increased revenue associated with the growth in the number of our members and increased monthly average revenue per member. The increase in our gross margin resulted primarily from scalability within certain third party fulfillment contracts as our member base continues to grow. Share-based compensation expenses included in cost of services were $0.2 million for each of the three-month periods ended September 30, 2013 and 2012.

Gross profit for the nine-month period ended September 30, 2013 was $193.4 million, or 72.3% of revenue, an increase of $53.5 million, or 38.2%, over gross profit of $139.9 million, or 70.8% of revenue, for the nine-month period ended September 30, 2012. The increase in our gross profit resulted primarily from increased revenue associated with the growth in the number of our members and increased monthly average revenue per member. The increase in our gross margin resulted primarily from scalability within certain third party fulfillment contracts as our member base continues to grow and efficiencies in our member services organization, partially offset by higher fulfillment expenses due to enhancements to our service offerings. Gross margin also increased for the nine-month period ended September 30, 2013 due to our acquisition of ID Analytics on March 14, 2012, which added revenue from the enterprise segment at a higher gross margin percentage than our traditional consumer segment. Share-based compensation expenses included in cost of services were $0.6 million and $0.4 million for the nine-month periods ended September 30, 2013 and 2012, respectively.

Sales and Marketing

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2013	2012	Change	2013	2012	Change
	(in thousands)			(in thousands)
Sales and marketing	$40,609	$29,926	35.7%	$125,651	$91,431	37.4%
Percentage of revenue	42.4%	41.5%		47.0%	46.3%

Sales and marketing expenses for the three-month period ended September 30, 2013 were $40.6 million, or 42.4% of revenue, compared with $29.9 million, or 41.5% of revenue, for the three-month period ended September 30, 2012. Sales and marketing expenses for the nine-month period ended September 30, 2013 were $125.7 million, or 47.0% of revenue, compared with $91.4 million, or 46.3% of revenue, for the nine-month period ended September 30, 2012. The increase in our sales and marketing expenses resulted primarily from increases in our advertising expenses and external sales commissions. The increase in our sales and marketing expenses reflected our investment to drive new membership growth as well as continued advertising of our LifeLock Ultimate service, efforts to highlight the growing identity theft issue, and consumer education. Sales and marketing expenses also increased for the nine-month period ended September 30, 2013 due to our acquisition of ID Analytics in March 2012. Share-based compensation expenses included in sales and marketing expenses were $0.6 million and $0.3 million for the three-month periods ended September 30, 2013 and 2012, respectively, and $1.3 million and $0.7 million for the nine-month periods ended September 30, 2013 and 2012, respectively.

Technology and Development

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2013	2012	Change	2013	2012	Change
	(in thousands)			(in thousands)
Technology and development	$10,734	$7,943	35.1%	$30,128	$20,936	43.9%
Percentage of revenue	11.2%	11.0%		11.3%	10.6%

Technology and development expenses for the three-month period ended September 30, 2013 were $10.7 million, or 11.2% of revenue, compared with $7.9 million, or 11.0% of revenue, for the three-month period ended September 30, 2012. Technology and development expenses for the nine-month period ended September 30, 2013 were $30.1 million, or 11.3% of revenue, compared with $20.9 million, or 10.6% of revenue, for the nine-month period ended September 30, 2012. The increase in our technology and development expenses was due to technology and development expenses from ID Analytics from the date of acquisition, as well as from increases in our personnel costs as we continue to invest in the development and enhancement of our service offering. Share-based compensation expenses included in technology and development expenses were $1.1 million and $0.5 million for the three-month periods ended September 30, 2013 and 2012, respectively, and $2.4 million and $1.2 million for the nine-month periods ended September 30, 2013 and 2012, respectively.

General and Administrative

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2013	2012	Change	2013	2012	Change
	(in thousands)			(in thousands)
General and administrative	$11,837	$6,297	88.0%	$32,160	$15,834	103.1%
Percentage of revenue	12.4%	8.7%		12.0%	8.0%

General and administrative expenses for the three-month period ended September 30, 2013 were $11.8 million, or 12.4% of revenue, compared with $6.3 million, or 8.7% of revenue, for the three-month period ended September 30, 2012. General and administrative expenses increased due to additional costs associated with our public company compliance, and additional personnel costs, primarily non-cash share-based compensation. In addition, in the three-month period ended September 30, 2012, we received a favorable legal settlement of $0.9 million related to insurance claims that we incurred in 2008 and 2009. Share-based compensation expenses included in general and administrative expenses were $2.2 million and $0.6 million for the three-month periods ended September 30, 2013 and 2012, respectively.

General and administrative expenses for the nine-month period ended September 30, 2013 were $32.2 million, or 12.0% of revenue, compared with $15.8 million, or 8.0% of revenue, for the nine-month period ended September 30, 2012. General and administrative expenses increased due to the general and administrative expenses from ID Analytics, additional costs associated with our public company compliance, and additional personnel costs, primarily non-cash share-based compensation. In addition, for the nine-month period ended September 30, 2012, we received a favorable legal settlement of $3.6 million related to insurance claims for legal costs that we incurred in 2008 and 2009. Share-based compensation expenses included in general and administrative expenses were $6.0 million and $1.6 million for the nine-month periods ended September 30, 2013 and 2012, respectively.

Amortization of Acquired Intangible Assets

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2013	2012	Change	2013	2012	Change
	(in thousands)			(in thousands)
Amortization of acquired intangible assets	$1,966	$1,966	0.0%	$5,898	$4,291	37.4%
Percentage of revenue	2.1%	2.7%		2.2%	2.2%

Amortization of acquired intangible assets was $2.0 million for the three-month periods ended September 30, 2013 and 2012. Amortization of acquired intangible assets was $5.9 million for the nine-month period ended September 30, 2013, an increase of 37.4% from the nine-month period ended September 30, 2012, and resulted from our amortization of the intangible assets acquired in our acquisition of ID Analytics in March 2012.

Other Income (Expense)

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2013	2012	Change	2013	2012	Change
	(in thousands)			(in thousands)
Other income (expense):
Interest expense	$(82)	$(854)	90.4%	$(228)	$(2,139)	89.4%
Interest income	29	4	716.1%	75	6	1,196.6%
Change in fair value of warrant liabilities	—	6,058	-100.0%	—	3,117	100.0%
Change in fair value of embedded derivative	—	(3,499)	100.0%	—	(2,785)	-100.0%
Other	(7)	(1)	-449.3%	(11)	(3)	-200.7%

Total other income (expense)	$(60)	$1,708	-103.5%	$(164)	$(1,804)	90.9%

Other expense for the three-month period ended September 30, 2013 was $0.1 million compared with other income of $1.7 million for the three-month period ended September 30, 2012. The other income for the three-month period ended September 30, 2012 related to an unrealized gain on warrant liabilities of $6.1 million, which was partially offset by interest expense of $0.9 million related to a term loan which was repaid with the proceeds from our IPO and a non-cash unrealized loss on our embedded derivative of $3.5 million.

Other expense for the nine-month period ended September 30, 2013 was $0.2 million compared with other expense of $1.8 million for the nine-month period ended September 30, 2012. The other expense for the nine-month period ended September 30, 2012 related primarily to an unrealized loss on our embedded derivative of $2.8 million and interest expense of $2.1 million related to a term loan which was repaid with the proceeds from our IPO, which were offset by an unrealized gain on warrant liabilities of $3.1 million.

Income tax expense (benefit)

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2013	2012	Change	2013	2012	Change
	(in thousands)			(in thousands)
Income tax expense (benefit)	$171	$63	169.2%	$142	$(13,834)	-101.0%
Effective tax rate	3.1%	0.8%		-23.2%	NM

Income tax expense for the three-month period ended September 30, 2013 was $0.2 million compared with an income tax expense of $0.1 million for the three-month period ended September 30, 2012. Income tax expense for the nine-month period ended September 30, 2013 was $0.1 million compared with an income tax benefit of $13.8 million for the nine-month period ended September 30, 2012. As a result of our acquisition of ID Analytics in the first quarter of 2012, we recorded a deferred tax liability related to the book and tax basis difference resulting from our purchase accounting. The increase in our deferred tax liability resulted in a reduction of our valuation allowance for net deferred tax assets, which is recorded as an income tax benefit of $14.3 million for the nine-month period ended September 30, 2012.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for the nine-month periods ended September 30:

	2013	2012
	(in thousands)
Cash and cash equivalents	$167,888	$76,662

Net cash provided by operating activities	$51,827	$40,721
Net cash used in investing activities	(29,511)	(159,188)
Net cash provided by financing activities	11,375	166,279

Net increase in cash and cash equivalents	$33,691	$47,812

As of September 30, 2013, we had $167.9 million in cash and cash equivalents, which consisted of cash, open commercial paper, and money market funds, and we had no outstanding debt. We believe that our existing cash and cash equivalents together with cash generated from operations will be sufficient to fund our operations for at least the next 12 months.

Operating Activities

For the nine-month period ended September 30, 2013, operating activities generated $51.8 million in cash as a result of a net loss of $0.8 million, adjusted by non-cash items such as depreciation and amortization of $9.5 million and share-based compensation of $10.3 million. An increase in deferred revenue related to the overall growth of our business provided operating cash of $24.9 million and we had an increase in operating cash as a result of changes in other operating assets and liabilities of $7.9 million.

For the nine-month period ended September 30, 2012, operating activities generated $40.7 million in cash as a result of net income of $19.4 million, adjusted by non-cash items such as depreciation and amortization of $7.5 million, share-based compensation of $4.0 million, a deferred income tax benefit of $14.3 million, an unrealized gain on warrant liabilities of $3.1 million, and an unrealized loss of $2.8 million on the preferred stock embedded derivative. An increase in deferred revenue related to the overall growth of our business provided operating cash of $19.4 million and we had an increase in operating cash as a result of changes in other operating assets and liabilities of $5.1 million.

Investing Activities

For the nine-month period ended September 30, 2013, we invested $24.2 in marketable securities and used $5.3 million of cash to acquire property and equipment, primarily attributable to investments in infrastructure to enable continued scalable growth.

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

Financing Activities

For the nine-month period ended September 30, 2013, financing activities generated net cash of $11.4 million as a result of cash received from the exercise of stock options of $11.8 million offset by cash used of $0.4 million related to the payments of debt issuance costs associated with the refinancing of our credit agreement.

For the nine-month period ended September 30, 2012, financing activities generated net cash of $166.3 million related to proceeds of $102.2 million from the issuance of our Series E and E-2 preferred stock, $4.4 million from the issuance of warrants to acquire Series E and E-2 preferred stock, and $68.0 million in term loan borrowings under our new senior credit facility, net of payments of $5.4 million, offset by payments of $1.5 million for debt issuance costs and $1.5 million of payments related to our IPO that occurred in October 2012.

Debt Obligations

Credit Agreement

On January 9, 2013, we refinanced our existing credit agreement and entered into the Senior Credit Facility.

The Senior Credit Facility provides for an $85.0 million revolving line of credit, which we can increase to $110.0 million subject to the conditions set forth in the Credit Agreement. The revolving line of credit also includes a letter of credit subfacility of $10.0 million and a swing line loan subfacility of $5.0 million. The Senior Credit Facility has a maturity date of January 9, 2018. As of September 30, 2013, we had no debt outstanding under our Senior Credit Facility. For the nine-month period ended September 30, 2013, we paid an unused commitment fee of $0.2 million, which is included in interest expense in the condensed consolidated statements of operations.

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

As of September 30, 2013, we had an outstanding letter of credit issued in connection with the revolving line of credit in the total amount of $0.1 million.

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

Contractual Obligations

Other than the renewal of our office space lease with respect to our corporate headquarters as disclosed in Note 6 to the condensed consolidated financial statements and as noted in “Financing Activities” above, there were no material changes in our commitments under contractual obligations to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2013.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of our material legal proceedings, see Note 12 —“Contingencies” in the Notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Item 6. Exhibits.

10.8C	Third Amendment to Office Lease, dated as of September 13, 2013, between LifeLock, Inc. and PKY Fund II Phoenix II, LLC (1)

10.20	Employment Agreement, dated July 29, 2013, between LifeLock, Inc. and Velislav Iltchev

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 10.8C to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2013, and incorporated herein by reference.
*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFELOCK, INC.

Date: October 30, 2013	By:	/s/ Todd Davis
	Name:	Todd Davis
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: October 30, 2013	By:	/s/ Chris Power
	Name:	Chris Power
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)