Form 10-K
period 2013-12-31
LIFELOCK, INC.
filed 2014-02-19
CIK 1383871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was approximately $851.5 million based on the closing price of such stock as reported on The New York Stock Exchange on such date.

As of February 14, 2014, there were outstanding 91,825,308 shares of the registrant’s common stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2013.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses, and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” included in this Annual Report on Form 10-K. Furthermore, such forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. We qualify all of our forward-looking statements by these cautionary statements. In addition, the industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors including those described in the section entitled “Risk Factors.” These and other factors could cause our results to differ materially from those expressed in this Annual Report on Form 10-K.

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

Overview

We are a leading provider of proactive identity theft protection services for consumers and fraud and risk solutions for enterprises. We protect our members by constantly monitoring identity-related events, such as new account openings and credit-related applications. If we detect that a member’s personally identifiable information is being used, we offer notifications and alerts, including proactive, near real-time, actionable alerts, that provide our members peace of mind that we are monitoring use of their identity and allow our members to confirm valid or unauthorized identity use. If a member confirms that the use of his or her identity is unauthorized, we can proactively take actions designed to protect the member’s identity. We also provide remediation services to our members in the event that an identity theft actually occurs. We protect our enterprise customers by delivering on-demand identity risk and authentication information about consumers. Our enterprise customers utilize this information in real time to make decisions about opening or modifying accounts and providing products, services, or credit to consumers to reduce financial losses from identity fraud.

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

We offer our consumer services on a monthly or annual subscription basis. As of December 31, 2013, we served approximately 3.0 million paying members. During 2013, our cumulative ending member base grew 21% and our annual member retention rate increased from 87.1% to 87.8%. Our enterprise customers pay us based on their monthly volume of transactions with us. As of December 31, 2013, we served more than 250 enterprise customers, including six of the top ten U.S. financial institutions, five of the top six U.S. wireless service providers, and eight of the top ten U.S. credit card issuers, as ranked based on assets, subscribers, and purchase volume, respectively.

We generated revenue of $369.7 million in 2013, an increase of $93.3 million from $276.4 million in 2012. The increase was driven by organic growth in our consumer segment of approximately 33.5% and a full year of revenue from our enterprise segment, which we entered in March 2012 with our acquisition of ID Analytics, Inc., or ID Analytics.

On December 11, 2013, we acquired mobile wallet innovator Lemon, Inc., or Lemon, for approximately $42.4 million in cash and launched our new LifeLock Wallet mobile application. The LifeLock Wallet mobile application allows consumers to replicate and store a digital copy of their personal wallet contents on their smart device for records backup, as well as transaction monitoring and mobile use of items such as credit, identification, ATM, insurance, and loyalty cards. The LifeLock Wallet mobile application also offers our members one-touch access to our identity theft protection services.

Industry Overview

Identity theft and identity fraud are significant problems for both consumers and enterprises and are becoming more pervasive as transactions and communications become increasingly digital and mobile. Identity theft typically occurs when an unauthorized party gains access to an individual’s personally identifiable information, such as the individual’s social security number, name, address, phone number, or date of birth. Identity fraud is the actual misuse of the personally identifiable information for financial gain, including purchasing products or services, making withdrawals, modifying existing accounts, or creating false accounts.

As consumers and enterprises become increasingly interconnected and engage in a large number of daily activities that involve personal or financial information, including e-commerce, m-commerce, online banking, social networking, and electronic sharing and storage of records, the risk of identity theft significantly increases. Even seemingly harmless activities, such as sharing personally identifiable information with merchants, employers, doctors, dentists, schools, banks, or insurance companies, can lead to identity theft, as professional thieves now have more sophisticated and creative methods and a broader variety of places from which to steal personal and financial information. Because the most sensitive personally identifiable information, such as a social security number, does not expire, once compromised, it may continue to be at risk of being used for fraud and may be bought and sold repeatedly by criminals.

Identity theft has been the most reported consumer complaint in the United States for the past 13 years, according to the Federal Trade Commission, or the FTC. Forrester Research estimates that 14.9 million adults in the United States, representing 6.2 % of the adult population, were found to be victims of identity fraud in the past 12 months from a LifeLock-commissioned survey fielded in the third quarter of 2013. A commissioned study conducted by Forrester Research on our behalf in the third quarter of 2013 found those who fell victim to identity theft in the past 12 months report the crime cost them, on average, more than $800.

A number of trends are contributing to an increased rate of identity theft and identity fraud, including the following:

•

Increasing number of data breaches. Enterprises that act as custodians of personally identifiable information are increasingly subject to hacking, data breaches, and loss of mobile devices with stored personal information, as we saw at the end of 2013 with a series of breaches at a number of large retailers. According to the Data Breach Investigations Report published by Verizon in April 2013, 44.8 million records were compromised by data breaches during 2012, leaving millions of consumers exposed to an increased risk of identity theft. A commissioned study by Forrester Research on our behalf estimates two out of three of those who were notified their personal information may have been compromised in a data breach in the past 12 months reported they experienced identity theft in the past 12 months.

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

Market Opportunity

We believe that there is a significant, underpenetrated market opportunity for proactive identity theft protection services for consumers and fraud and risk solutions for enterprises. Based on our research indicating that two-thirds of U.S. adults are concerned about identity theft, we believe the total addressable market for our consumer identity theft protection services is approximately 148 million adults in the United States alone. We focus our efforts on adults with a household income in excess of $50,000 per year and who are concerned about identity theft, of which we estimate there are approximately 78 million in the United States. Additionally, international markets could provide substantial opportunities for us in the future. We believe the total addressable market for our enterprise fraud and risk solutions includes approximately 2.5 billion transactions per year, based on our analysis of industry research, public filings, industry trade publications, and U.S. government studies.

Our Solution

We are a leading provider of proactive identity theft protection services for consumers and fraud and risk solutions for enterprises. The foundation of our differentiated services is the LifeLock ecosystem that combines large and constantly expanding data repositories of personally identifiable information and consumer transactions that we collect from our enterprise customers, members, and third-party fulfillment partners; proprietary predictive analytics; and a highly scalable technology platform that allows us to interact with our customers and to proactively deliver actionable alerts to, and receive feedback from, our members and enterprise customers about potentially suspicious activity. Each day, we collect and analyze millions of data elements impacting personally identifiable information, factor in responses from our customer base to determine risk-based metrics, and enable our customers to proactively protect against identity theft and significantly reduce the risk of identity fraud. The strength of the LifeLock ecosystem, as depicted in the diagram below, and the effectiveness of our services are enhanced with every actionable alert and transaction that we process and every new data element that we acquire.

The LifeLock Ecosystem

MEMBER
DATA ELEMENTS
CROSS-INDUSTRY
DATA ELEMENTS
DATA REPOSITORIES
PREDICTIVE ANALYTICS
TECHNOLOGY PLATFORM
Consumers
Enterprises
PROACTIVE
IDENTITY
USE ALERTS
MEMBER
AUTHENTICATING
RESPONSE
REAL-TIME
ID SCORES

In our consumer business, we protect our members by proactively monitoring identity-related events, such as new account openings and credit-related applications, that may present a risk of identity theft. If we detect that a member’s personally identifiable information is being used, we send notifications and alerts, including proactive, near real-time, actionable alerts, to the member via text message, phone call, or e-mail through our LifeLock Identity Alert system that allows the member to confirm valid or unauthorized identity use. However, we only issue phone alerts between 9 am and 9 pm in order to be respectful of our members. Phone alerts that would otherwise be sent after 9 pm are sent at 9 am the following morning. If the member confirms that the use of his or her identity is unauthorized, we can proactively take actions designed to protect the member’s identity. Member responses to our alerts provide information that enhance the member’s profile in the LifeLock ecosystem, which helps improve the identity protection we can provide that member in the future. In addition, we notify our members of events or potential threats and exposures related to their personally identifiable information, such as a change of a member’s address or the appearance of a member’s personally identifiable information on a known criminal website or a peer-to-peer network. In the event that an identity theft actually occurs, we utilize our extensive expertise to actively help the member remediate the impact of the identity theft event. This includes our $1 million service guarantee, which is backed by an identity theft insurance policy, under which we will spend up to $1 million to cover certain third-party expenses incurred in connection with the remediation, such as legal and investigatory fees. This insurance also covers certain out-of-pocket expenses to the member, such as loss of income, replacement of fraudulent withdrawals, and costs associated with child and elderly care, travel, and replacement of documents.

 In our enterprise business, we deliver on-demand fraud and risk solutions and authentication information about consumers to our enterprise customers in their daily transaction flows. Our enterprise customers utilize this information in real time to authenticate their customers, assess their risk profile, and enhance the enterprise’s decision making process on which to base account opening, lending, credit, and other risk-based decisions. By integrating our services into their business processes, our enterprise customers can reduce potential financial losses from identity fraud. Information generated from the transaction flow at our enterprise customers is transmitted back to our data repositories, which continually enhances the LifeLock ecosystem and helps strengthen the services we can provide to our customers in the future.

Our Competitive Strengths

We believe that the LifeLock ecosystem enables us to provide proactive and comprehensive identity theft protection services for consumers and fraud and risk solutions for enterprises and provides us with numerous competitive strengths that differentiate us and that are critical to our success, including the following:

•

Breadth and depth of our data repositories. The LifeLock ecosystem includes data repositories that contain over one trillion identity elements, including personally identifiable information, transaction data, and fraud instances across multiple industries. In addition, our enterprise customers provide us with an average of over 50 million new identity elements per day. The LifeLock ecosystem is augmented with data from third-party fulfillment partners and by the feedback from actionable alerts sent to our members through our LifeLock Identity Alert system. We believe that the breadth and depth of our proprietary data, which has been generated over more than ten years, would be difficult to replicate and creates a substantial barrier to entry.

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

•

Most comprehensive service offerings. The LifeLock ecosystem has enabled us to develop what we believe to be the most proactive and comprehensive identity theft protection services for consumers and fraud and risk solutions for enterprises. The breadth and depth of our data and our predictive analytics coupled with the confirmatory alert feedback from our members provides our enterprise customers with a more effective risk assessment of their customers.

•

Leadership position. We believe that we have the leading brand in the identity theft protection services industry. Ongoing surveys commissioned by us since 2010 indicate that our unaided brand awareness is between two and three times higher than our nearest competitor. We have developed our highly recognized brand through our core value proposition, comprehensive service offerings, marketing strategy, and emphasis on customer service. We believe that our brand awareness, technology, and service offerings contribute to our ability to maintain and grow our leadership position in the identity theft protection and fraud and risk solutions markets.

 Our Strategy

Our goal is to be the leading provider of proactive identity theft protection services for consumers and fraud and risk solutions for enterprises. The key elements of our strategy to achieve this goal include the following:

•

Extend our leadership position through continued enhancement of our services. The identity theft protection services industry is large and expanding and provides a significant growth opportunity. We intend to grow our business by introducing new services and expanding the services we offer, such as the LifeLock Wallet mobile application. We believe there are many additional areas in which protection and authentication of personally identifiable information is important, such as password management and protection and tax return fraud protection, and we intend to explore and consider these markets.

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

•

Grow our customer base. We intend to leverage our marketing campaigns and existing and new strategic partners as well as the relationships with our enterprise customers to grow our membership base. We believe that continued investments in these areas will allow us to enhance our premium brand and product superiority message, increase awareness of the need for our consumer services, and enhance our ability to efficiently acquire new members. We also intend to leverage the effectiveness of the LifeLock ecosystem to demonstrate to potential new enterprise customers the benefits of becoming part of our ecosystem with the goal of expanding our enterprise customer base.

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

The LifeLock Ecosystem

The core of our solution is the LifeLock ecosystem, which enables us to offer a proactive and comprehensive approach to identity theft protection and fraud and risk solutions. In addition to our extensive network of members, enterprise customers, and third-party fulfillment partners, the key components of our ecosystem include the following:

Proprietary Data Repositories

Our data repositories contain over one trillion identity elements, including personally identifiable information, transaction data, and fraud instances across multiple industries. This data has been collected over many years and is continually enhanced by new data provided by our enterprise customers. Our enterprise customers provide us with an average of over 50 million new identity elements per day. The LifeLock ecosystem is further enhanced by data we source from third-party fulfillment partners and by the feedback from actionable alerts sent to our members through our LifeLock Identity Alert system. More importantly, our data repositories contain contextual information on how, where, and when these identity elements were used.

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

In our enterprise business, the personally identifiable information in our data repositories is not shared with our enterprise customers except under certain circumstances with specific services as permitted under the Fair Credit Reporting Act, or FCRA, and the Gramm-Leach-Bliley Act. We also take extensive measures to prevent the data in our repositories from being comingled with the data and information that we receive from our members and third-party fulfillment partners.

Predictive Analytics

We apply patented and proprietary predictive analytics to the data in our repositories to generate immediate and actionable intelligence that helps protect against identity theft and identity fraud. We leverage these patented analytics and other related processes to provide real-time visibility into personal data topologies, which we define as a collection of unique identity elements and the connectedness of these elements to each other and to other people, and transactions that indicate risk. Analysis of these data topologies reveals patterns that can be used to evaluate stability and authenticity of consumers as well as identify anomalies that suggest identity risk. For example, our analytics will not only reveal information about a consumer’s link to a known fraud or credit loss, but also to potential associations with identity thieves through sharing of an address or phone number or using the same personally identifiable information to attempt to establish new accounts at multiple enterprises at the same time. This information can be used by enterprises to determine the identity risk of customers and potential fraud in real time.

Technology Platform

We have built a robust technology platform that allows for seamless connectivity between our internal systems and our members, users of the LifeLock Wallet mobile application, and enterprise customers. Our technology platform enables our enterprise customers to share transaction data with us on an ongoing basis and allows us to deliver on-demand, proprietary risk scores and other identity risk-related metrics and reason codes for each transaction our enterprise customers run through the LifeLock ecosystem. Direct connection to our technology platform allows our enterprise customers to determine risk associated with a particular transaction on a sub-second basis. The technology behind our LifeLock Identity Alert system enables us to deliver alerts to our members and provides them with the ability to confirm back to us whether or not they are participating in a transaction. Based on a member’s response regarding participation in a transaction, we can proactively take actions designed to protect both the member and the enterprise customer from becoming victims to a fraudulent transaction.

Our Services

We are a leading provider of proactive identity theft protection services for consumers and fraud and risk solutions for enterprises.

 Consumer Services

We currently offer our identity theft protection services to consumer subscribers under our basic LifeLock, LifeLock Command Center, LifeLock Junior, and premium LifeLock Ultimate services. At the heart of our proactive consumer service offerings is our LifeLock Identity Alert system, which provides our members with notifications and alerts, including proactive, near real-time, actionable alerts, and a response system for identity threats via text message, phone call, or e-mail. We have continued to see success with our LifeLock Ultimate service. In 2013, more than 40% of our gross new members enrolled in the service. During the third fiscal quarter of 2013, we surpassed 20% of our cumulative ending members enrolled in our LifeLock Ultimate service. The following table summarizes the identity theft protection services that we currently offer to our members.

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

 Once enrolled in our services, a member may also purchase our LifeLock Junior service, which provides identity theft protection services for minors.  In addition, the LifeLock Wallet mobile application allows consumers to replicate and store a digital copy of their personal wallet contents on their smart device for records backup, as well as transaction monitoring and mobile use of items such as credit, identification, ATM, insurance, and loyalty cards. The LifeLock Wallet mobile application also offers our members one-touch access to our identity theft protection services. As part of our consumer services, we offer 24x7x365 member service support. If a member’s identity has been compromised, our member service team and remediation specialists will assist the member until the issue has been resolved. This includes our $1 million service guarantee, which is backed by an identity theft insurance policy, under which we will spend up to $1 million to cover certain third-party costs and expenses incurred in connection with the remediation, such as legal and investigatory fees. This insurance also covers certain out-of-pocket expenses, such as loss of income, replacement of fraudulent withdrawals, and costs associated with child and elderly care, travel, and replacement of documents.

Our consumer services are enhanced by services provided by our third-party fulfillment partners. In January 2014, we entered into a Technology Services Agreement with CSIdentity Corporation, or CSI, which replaced and superseded in its entirety the

Amended and Restated Reseller Agreement with CSI dated November 12, 2008, as amended.  Pursuant to this Technology Services Agreement, we purchase certain CSI services. These services comprise a part of our identity theft protection services for consumers and include, among others, non-credit related reports, certain credit reports and scores, and monitoring services. Our agreement with CSI expires February 15, 2018 and will renew automatically for consecutive 12-month periods, unless we notify CSI of our intent not to renew at least 90 days prior to the expiration of either the initial term or a renewal term or CSI notifies us of its intent not to renew at least 180 days prior to the expiration of either the initial term or a renewal term. In July 2011, we entered into an Identity Protection Service Provider Agreement with Early Warning Services, LLC, pursuant to which we market certain alerts generated from data gathered by Early Warning Services, LLC. These alerts consist of information regarding the checking and savings accounts of our members and the use of our members’ personally identifiable information in connection with checking and savings accounts, a key feature of our consumer service offerings. Our agreement with Early Warning Services, LLC expires in July 2014 and is subject to automatic renewal for one-year terms unless either party provides prior written notice of non-renewal.

Enterprise Services

Our fraud and risk solutions provide real-time visibility into consumer behavior that enables our enterprise customers to better assess the risk of identity fraud. Our flagship identity risk service, ID Score, delivers an accurate, on-demand assessment of the risk of an individual at account opening and throughout the customer lifecycle. Our fraud and risk solutions are designed to provide our enterprise customers with visibility into consumer behavior to enable them to better assess the risk of an individual and potential fraud, including the following:

•

Fraud detection and identity verification. Our services proactively separate legitimate and suspicious identities in order to detect fraud and avoid customer friction and abandonment. Enterprises can quickly discern legitimate consumers from potentially risky individuals with our fraud and risk solutions designed to deliver a complete picture of the risk of an individual and potential fraud at any point in the customer lifecycle. This assessment enables enterprises to answer two fundamental questions: is the consumer who the consumer claims to be, and what is the risk of doing business with this consumer?

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

Consumer marketing. We utilize consumer advertising and direct response marketing to elevate our brand, attract new members, and generate significant demand for our services. We use a variety of marketing programs to target members, including radio, television, and print advertisements; direct mail campaigns; our LifeLock Wallet mobile application; press coverage for our company and our services; online display advertising; paid search and search-engine optimization; third-party endorsements; and education programs. In 2013, we derived just over half of our gross new members from our consumer marketing programs.

Partner distribution channels. We utilize strategic and affiliate partner distribution channels to refer prospective members to us and assist us in selling our consumer services to our partners’ and affiliates’ customer bases. We have developed and implemented a national sales organization that targets new partners to enhance our partner distribution channels. In 2013, we derived just under half of our gross new members from our partner distribution channels. These channels include the following:

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

 Customer Service

We focus on retention of our current members and believe our ability to establish and maintain long-term relationships with our members depend, in part, on the strength of our member services organization. We have more than 200 employees in our member services organization. Our Tempe, Arizona member service center is open 24x7x365. Our members can communicate with our member service representatives by e-mail or telephone. We also leverage frequent communication and feedback from our members and enterprise customers to continually improve our services.

Customers

Members. As of December 31, 2013, we had approximately 3.0 million members. Our members range from those looking to minimize the risk of identity theft and identity fraud to those who have experienced the personal traumatic event of an identity theft and want the protection and services and peace of mind we provide. Most of our members are paying subscribers who have enrolled in our consumer services directly with us on a monthly or annual basis. A small percentage of our members receive our consumer services through a third-party enterprise that pays us directly, often as a result of a breach within the enterprise or by embedding our service within a broader third-party offering.

Enterprise Customers. We have approximately 50 direct enterprise customers, which include leading financial institutions, telecommunication and cable services providers, government agencies, and technology companies. Through our direct enterprise customers, we also provide our enterprise services to more than 200 indirect enterprise customers, including large retailers, automobile and mortgage lenders, and e-commerce providers. No single enterprise customer accounted for 10% or more of our total enterprise revenue in 2012 or 2013.

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

Intellectual Property

We protect our intellectual property rights primarily through a combination of foreign, federal, state, and common law rights, as well as contractual restrictions. We control access to our proprietary technology by entering into confidentiality and invention assignment agreements with our employees and contractors and confidentiality agreements with third parties.

 In addition to these contractual arrangements, we also rely on a combination of patents, trademarks, service marks, domain names, copyrights, and trade secrets to protect our intellectual property. As of December 31, 2013, we held five U.S. patents covering various systems and methods for identity based fraud detection, and also had five U.S. patent applications pending. We pursue the registration of our trademarks, service marks, and domain names in the United States and in certain locations abroad. Our registered trademarks in the United States include “LifeLock,” “LifeLock Identity Alert,” our logo, “ID Analytics,” and “ID Score.”

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

Governmental Regulation

Our business and the information we use in our business is subject to a wide variety of federal, state, foreign, and local laws and regulations, including the FCRA, the Gramm-Leach-Bliley Act, the FTC Act and comparable state laws that are patterned after the FTC Act, and similar laws. We also are subject to federal and state laws and regulations relating to the channels in which we sell and market our services. In addition, our business is subject to the FTC Stipulated Final Judgment and Order for Permanent Injunction and Other Equitable Relief, which we refer to as the “FTC Order,” as well as the companion orders with 35 states’ attorneys general that we entered into in March 2010. We incur significant costs to operate our business and monitor our compliance with these laws, regulations, and consent decrees. Any changes to the existing applicable laws or regulations, or any determination that other laws or regulations are applicable to us, could increase our costs or impede our ability to provide our services to our customers, which could have a material adverse effect on our business, operating results, financial condition, and prospects. In addition, any of these laws or regulations is subject to revision, and we cannot predict the impact of such changes on our business. Further, any determination that we have violated any of these laws, regulations, or consent decrees may result in liability for fines, damages, or other penalties, which could have a material adverse effect on our business, operating results, financial condition, and prospects.

We also are subject to federal, state, and foreign laws regarding privacy and protection of data. We post on our website our privacy policy and our terms and conditions, which describe our practices concerning the use, transmission, and disclosure of data. Any failure by us to comply with our posted privacy policy or privacy-related laws and regulations could result in proceedings against us by governmental authorities or others, which could harm our business. In addition, the interpretation of data protection laws, and their application to the Internet, is unclear and in a state of flux. There is a risk that these laws may be interpreted and applied in conflicting ways from state to state, country to country, or region to region, and in a manner that is not consistent with our current data protection practices. Complying with these varying requirements, the evolving nature of all of these laws and regulations, the evolving nature of various governmental bodies’ enforcement efforts, and the possibility of new laws in this area, could increase our costs or impede our ability to provide our services to our customers, which could have a material adverse effect on our business, operating results, financial condition, and prospects. Further, any failure by us to adequately protect our members’ privacy and data could result in a loss of member confidence in our services and ultimately in a loss of members and enterprise customers, which could adversely affect our business.

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

On December 26, 2012, ID Analytics, along with eight other companies, received an information request from the FTC in conjunction with the FTC’s policy study of the operation of the data broker industry. ID Analytics was advised that this request is not an investigation of its business practices but will be the basis of consideration by the FTC whether to recommend to the Congress a legislative extension of FCRA-based consumer safeguards to the use of consumer personal information in the non-FCRA context. Although ID Analytics believes that it is not engaged in data broker activities in any manner, ID Analytics has indicated to the FTC that it will cooperate with the FTC’s study efforts by responding fully to the FTC’s information requests, and has done so to date. On December 17, 2013, we met with FTC Staff, at their request, to discuss the ID Analytics positions with regard to the FTC’s data broker study. At the meeting, we discussed a wide ranging number of matters, including industry conditions, the changing landscape relating to identity theft and fraud, technological developments to address identity theft and fraud, as well as recent security breaches.

With the growing public concern regarding privacy and the collection, distribution, and use of consumer personal information, we believe we are in an environment in which there is an increased regulatory scrutiny concerning data collection and use practices and the provision and marketing of services, like ours, that seek to protect that information. We expect that kind of scrutiny to continue as the marketplace for services like ours continues to develop. In addition, we believe there has been a recent increase in whistleblower claims made to regulatory agencies, including whistleblower claims made by former employees, which we believe will likely continue, in part because of the provisions enacted by the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, that may entitle persons who report alleged wrongdoing to the SEC to cash rewards. Often, the allegations underlying such claims to regulatory agencies result in federal and state inquiries and investigations. On January 17, 2014, we met with FTC Staff, at our request, to discuss issues regarding allegations that have been asserted in a whistleblower claim against us relating to our compliance with the FTC Order. Following this meeting, we expect to receive either a formal or informal investigatory request from the FTC for documents and information regarding our policies, procedures, and practices for our services and business activities. Given the heightened public awareness of data breaches and well as attention to identity theft protection services like ours, it is also possible that the FTC, at any time, may commence an unrelated inquiry or investigation of our business practices and our compliance with the FTC Order. We endeavor to comply with all applicable laws and believe we are in compliance with the requirements of the FTC Order. We believe the increased regulatory scrutiny will continue in our industry for the foreseeable future and could lead to additional meetings or inquiries or investigations by the agencies that regulate our business, including the FTC.

Employees

As of December 31, 2013, we employed 675 people. At that date, we had 528 employees in our consumer business, of which 226 were engaged in member service and support, 102 in products and technology, 115 in marketing and strategic partnerships, and 85 in general and administration; and 147 employees in our enterprise business, of which 86 were engaged in information technology, product development, and sales and marketing, 43 in software development and operations, and 18 in general and administration. We consider our relationship with our employees to be good, and none of our employees are represented by a union in collective bargaining with us.

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

Financial Information About Segments and Geographic Areas

See Note 17 to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for financial information about our segments and geographic areas.

Available Information

We were incorporated in Delaware in April 2005. Our principal executive offices are located at 60 East Rio Salado Parkway, Suite 400, Tempe, Arizona 85281, and our telephone number is (480) 682-5100. Our website address is www.lifelock.com. The information on our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the Securities and Exchange Commission, or the SEC.

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

Risks Related to Our Business and Industry

We achieved profitability in our last two fiscal years after incurring significant net losses from our inception through fiscal 2011, but we may not be able to maintain profitability on an annual basis in the future.

We achieved profitability in 2013 and 2012 after incurring significant net losses from our inception through 2011, but we cannot predict whether we will be able to maintain profitability on an annual basis in the future. We had net income of $52.5 million in 2013, including a $39.1 million income tax benefit resulting from the release of substantially all of our valuation allowance on our deferred tax assets, and net income of $23.5 million in 2012, including a $14.2 million income tax benefit resulting from our acquisition of ID Analytics. We had net losses of $4.3 million and $15.4 million in 2011 and 2010, respectively.

Our recent growth, including our growth in revenue and customer base, may not be sustainable or may decrease, and we may not generate sufficient revenue to maintain annual profitability. Moreover, we expect to continue to make significant expenditures to maintain and expand our business, to operate as a consolidated entity with ID Analytics and Lemon, and to continue our transition to operating as a public company, including costs related to our compliance with Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act. These increased expenditures will make it more difficult for us to maintain future annual profitability. Our ability to maintain annual profitability depends on a number of factors, including our ability to attract and service customers on a profitable basis. If we are unable to maintain annual profitability, we may not be able to execute our business plan, our prospects may be harmed, and our stock price could be materially and adversely affected.

If the security of confidential information used in connection with our services is breached or otherwise subject to unauthorized access, our reputation and business may be materially harmed.

Our services require us to collect, store, use, and transmit significant amounts of confidential information, including personally identifiable information, credit card information, and other critical data. We employ a range of information technology solutions, controls, procedures, and processes designed to protect the confidentiality, integrity, and availability of our critical assets, including our data and information technology systems. While we engage in a number of measures aimed to protect against security breaches and to minimize problems if a data breach were to occur, our information technology systems and infrastructure may be vulnerable to damage, compromise, disruption, and shutdown due to attacks or breaches by hackers or due to other circumstances, such as employee error or malfeasance or technology malfunction. The occurrence of any of these events, as well as a failure to promptly remedy these events should they occur, could compromise our systems, and the information stored in our systems could be accessed, publicly disclosed, lost, stolen, or damaged. Any such circumstance could adversely affect our ability to attract and maintain customers as well as strategic partners, cause us to suffer negative publicity, and subject us to legal claims and liabilities or regulatory penalties. In addition, unauthorized parties might alter information in our databases, which would adversely affect both the reliability of that information and our ability to market and perform our services. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are difficult to recognize and react to effectively and are constantly evolving. We may be unable to anticipate these techniques or to implement adequate preventive or reactive measures. Several recent, highly publicized data security breaches at other companies have heightened consumer awareness of this issue and may embolden individuals or groups to target our systems or those of our strategic partners or enterprise customers.

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

Any actual or perceived security breach, whether successful or not and whether or not attributable to the failure of our services or our information technology systems, as well as our failure to promptly and appropriately react to a breach, would likely harm our reputation, adversely affect market perception of our services, and cause the loss of customers and strategic partners. Our property and business interruption insurance may not be adequate to compensate us for losses or failures that may occur. Our third-party insurance coverage will vary from time to time in both type and amount depending on availability, cost, and our decisions with respect to risk retention.

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

Our inability to develop and offer services that are attractive to the growing number of consumers who utilize wireless devices other than personal computers to access online services could adversely affect our business.

The number of people who access services through devices other than personal computers, including mobile phones, smart phones, handheld computers, tablets, and other mobile devices, has increased dramatically in recent years and is projected to continue to increase.  We have limited experience to date in developing services for users of these alternative devices, and versions of our services developed for these devices may not be attractive to customers.  In December 2013, in connection with our acquisition of Lemon, we launched LifeLock Wallet, our mobile wallet application.  The success of our mobile wallet application is unproven, and we have prioritized the quality of user experience with our mobile application over short-term monetization.  Despite the expected growth in mobile devices, there is no guarantee that we will be able to effectively monetize our mobile application and generate meaningful revenue in the future.  If our mobile application is not widely adopted or sufficiently profitable, or if we fail to continue to innovate and introduce enhanced mobile applications and other services for users of these alternative devices, our business could be adversely affected.

As new devices, platforms, and technologies are continually being released, it is difficult to predict the problems we may encounter in developing versions of our services for use with those devices, platforms, and technologies, and we may need to devote significant resources to the creation, support, and maintenance of such offerings.  We are dependent on the interoperability of our mobile application with popular mobile operating systems that we do not control, such as Android and iOS, and any changes in such systems that degrade our application’s functionality or give preferential treatment to competitive products could adversely affect usage of our mobile application.  Additionally, if we are slow to develop new services and technologies that are compatible with these devices, platforms, and technologies, or if our competitors are able to achieve those results more quickly than us, we will fail to capture a significant share of an increasingly important portion of the market for online services, which could adversely affect our business.

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

We have derived, and intend to continue to derive, a significant portion of our revenue from members who subscribe to our consumer services through one of our strategic partners. In 2013, we derived just under half of our gross new members from our strategic partner distribution channels. These distribution channels involve various risks, including the following:

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

ID Analytics has historically derived, and continues to derive, a significant portion of its revenue from a limited number of enterprise customers. For example, in 2013, 2012, and 2011, sales derived through ID Analytics’ top ten customers accounted for approximately 65%, 70%, and 65%, respectively, of ID Analytics’ revenue for those periods. Some of these customers also provide services that compete with our consumer services and, accordingly, may seek alternative identity risk and credit worthiness assessment services in the future. The loss of several of our enterprise customers, or of any of our large enterprise customers, could have a material adverse effect on our revenue and results of operations, as well as the efficacy and attractiveness of the LifeLock ecosystem.

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

Our enterprise business headquarters and the back-up data center for our enterprise business are located in Southern California, which is situated on or near earthquake fault lines. Our primary data center for our enterprise business is located in Nevada. In our consumer business, we have data centers in Northern California and Arizona. Any of our or our strategic partners’ or service providers’ facilities may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, tornadoes, hurricanes, wildfires, floods, nuclear disasters, acts of terrorism or other criminal activities, infectious disease outbreaks, and power outages, which may render it difficult or impossible for us or our strategic partners or service providers to operate our respective businesses for some period of time. Our and our strategic partners’ or service providers’ facilities would likely be costly to repair or replace, and any such efforts would likely require substantial time. Any disruptions in our or our strategic partners’ or service providers’ operations could negatively impact our business and results of operations and harm our reputation. In addition, we and our strategic partners or service providers may not carry business insurance or may not carry sufficient business insurance to compensate for losses that may occur. Any such losses or damages could have a material adverse effect on our business, results of operations, and financial condition.

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

These risks are increased by our acquisitions of ID Analytics and Lemon and will be further increased by any acquisitions we may make in the future.

If we are unable to maintain effective internal control over financial reporting in the future, the accuracy and timeliness of our financial reporting may be adversely affected.

Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to furnish a report by our management on our internal control over financial reporting.  The report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective.  This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management.

While we have determined that our internal control over financial reporting was effective as of December 31, 2013, as indicated in our Management's Annual Report on Internal Control over Financial Reporting included in this Annual Report on Form 10-K, we must continue to monitor and assess our internal control over financial reporting.  If our management identifies one or more material weaknesses in our internal control over financial reporting and such weakness remains uncorrected at fiscal year-end, we will be unable to assert such internal control is effective at fiscal year-end.  If we are unable to assert that our internal control over financial reporting is effective at fiscal year-end (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls or concludes that we have a material weakness in our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on our reputation and the price of our common stock.

We no longer qualify as an “emerging growth company,” and as a result, we have to comply with increased disclosure and governance requirements.

We no longer qualify as an “emerging growth company.”  As an “emerging growth company,” we were previously able to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.   As a result of no longer qualifying as an “emerging growth company,” we are subject to increased disclosure and governance requirements, including the foregoing, which will subject us to additional legal, accounting, and other expenses.

The failure to manage our growth may damage our brand recognition and reputation and harm our business and operating results.

We have experienced rapid growth in a relatively short period of time. Our revenue grew from $18.9 million in 2007 to $369.7 million in 2013, and our members increased from approximately 30,000 on December 31, 2006 to approximately 3.0 million on December 31, 2013. In addition, our acquisitions of ID Analytics in March 2012 and Lemon in December 2013 increased our revenue, facilities, and number of employees, and we will likely hire additional employees in the future. We must successfully manage our growth to achieve our objectives. Our ability to effectively manage any significant growth of our business will depend on a number of factors, including our ability to do the following:

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

From time to time, we may review opportunities to acquire other businesses or other assets that would expand the breadth of services that we offer, strengthen our distribution channels, enhance our intellectual property and technological know-how, augment the LifeLock ecosystem and our data repositories, or otherwise offer potential growth opportunities. For example, in March 2012, we completed our acquisition of ID Analytics, and in December 2013, we completed our acquisition of Lemon. We may in the future be unable to identify suitable acquisition candidates or to complete the acquisition of candidates that we identify. Increased competition for acquisition candidates or increased asking prices by acquisition candidates may increase purchase prices for acquisitions to levels beyond our financial capability or to levels that would not result in the returns required by our acquisition criteria. Acquisitions also may become more difficult in the future as we or others, including our competitors, acquire the most attractive candidates. Unforeseen expenses, difficulties, and delays that we may encounter in connection with rapid expansion through acquisitions could inhibit our growth and negatively impact our operating results.

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

Our experience in acquiring other businesses is limited. Our only acquisitions to date have been the acquisition of ID Analytics in March 2012 and the acquisition of Lemon in December 2013. We may not realize all of the benefits anticipated with such acquisitions and may experience unanticipated detriments as a result of such acquisitions. Although we have finalized our integration with ID Analytics, we are in the process of integrating with Lemon. As with any acquisition, we may be unable to complete effectively an integration of the management, operations, facilities, and accounting and information systems of the acquired business with our own; to manage efficiently the combined operations of the acquired business with our operations; to achieve our operating, growth, and performance goals for the acquired business; to achieve additional revenue as a result of our expanded operations; or to achieve operating efficiencies or otherwise realize cost savings as a result of anticipated acquisition synergies. The integration of acquired businesses, including our acquisitions of ID Analytics and Lemon, involves numerous risks, including the following:

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
•

in connection with the acquisition of companies with foreign operations, integrating operations across different cultures and languages and addressing the particular economic, currency, political, and regulatory risks associated with specific countries;

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

Our foreign operations expose us to additional challenges and risks that could harm our business, operating results, and financial condition.

In December 2013, we completed our acquisition of Lemon, which conducts its software development operations in Argentina. We have limited experience with international operations, and our ability to manage our business and conduct our operations internationally requires management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems, and commercial infrastructures. Operating internationally may subject us to additional risks and may increase our exposure to risks that we currently face, including risks associated with the following:

•	political, economic, and social instability;
•

restrictions on foreign ownership and investments, and stringent foreign exchange controls that might prevent us from repatriating cash earned in countries outside the United States. or from easily funding our international operations;

•	import and export requirements that may prevent us from efficiently operating our international subsidiary;
•	currency exchange rate fluctuations;
•	uncertainty regarding liability for services and content, including uncertainty as a result of local laws and lack of legal precedent;
•

different employee/employer relationships, workers’ councils and labor unions, and other challenges caused by distance, language, and cultural differences, which may make it difficult to conduct our international operations;

•	the enforceability of our intellectual property rights;
•	potentially adverse tax consequences due to changes in the tax laws of the United States or the foreign jurisdictions in which we operate; and
•	higher costs of doing business internationally.

In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions. These numerous and sometimes conflicting laws and regulations include internal control and disclosure rules, data privacy and filtering requirements, anti-corruption laws, such as the Foreign Corrupt Practices Act and other local laws prohibiting corrupt payments to governmental officials, and anti-competition regulations, among others. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business, and could also materially affect our brand, our ability to attract and retain employees, our business, and our operating results. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate our policies.

Furthermore, since we conduct an aspect of our operations in currencies other than U.S. dollars but report our financial results in U.S. dollars, we face exposure to fluctuations in currency exchange rates.

We are subject to extensive government regulation, which could impede our ability to market and provide our services and have a material adverse effect on our business.

Our business and the information we use in our business is subject to a wide variety of federal, state, and local laws and regulations, including the FCRA, the Gramm-Leach-Bliley Act, the FTC Act and comparable state laws that are patterned after the FTC Act, and other laws governing credit information, consumer privacy and marketing, and servicing of consumer products and services. In addition, our business is subject to the FTC Order, as well as the companion orders with 35 states’ attorneys general that we entered into in March 2010. These laws, regulations, and consent decrees cover, among other things, advertising, automatic subscription renewal, broadband residential Internet access, consumer protection, content, copyrights, credit card processing procedures, data protection, distribution, electronic contracts, member privacy, pricing, sales and other procedures, tariffs, and taxation. In addition, it is unclear how existing laws and regulations governing issues such as property ownership, sales and other taxes, and personal privacy apply to the Internet. We incur significant costs to operate our business and monitor our compliance with these laws, regulations, and consent decrees. Any of these laws and regulations is subject to revision, and we cannot predict the impact of such changes on our business. Complying with these varying requirements, the evolving nature of all of these laws and regulations, the evolving nature of various governmental bodies’ enforcement efforts, and the possibility of new laws in this area, could increase our costs or impede our ability to provide our services to our customers, which could have a material adverse effect on our business, operating results, financial condition, and prospects.

In addition, various governmental agencies have the authority to commence investigations and enforcement actions under these laws, regulations, and consent decrees, and private citizens also may bring actions, including class action litigation and whistleblower claims, under some of these laws and regulations. Responding to such investigations and actions may cause us to incur significant expenses and could divert our management and key personnel from our business operations. Any determination that we have violated any of these laws, regulations, or consent decrees may result in liability for fines, damages, or other penalties or require us to make changes to our services and business practices, and cause us to lose customers, any of which could have a material adverse impact on our business, operating results, financial condition, and prospects. In addition, the media recently is increasingly covering perceived noncompliance with consumer protection regulations and violations of notions of fair dealing with customers, and our industry is susceptible to peremptory charges by the media and others of regulatory noncompliance and unfair dealing.

On December 26, 2012, ID Analytics, along with eight other companies, received an information request from the FTC in conjunction with the FTC’s policy study of the operation of the data broker industry. ID Analytics was advised that this request is not an investigation of its business practices but will be the basis of consideration by the FTC whether to recommend to the Congress a legislative extension of FCRA-based consumer safeguards and protections to the use of consumer personal information in the non-FCRA context. Although ID Analytics believes that it is not engaged in data broker activities in any manner, ID Analytics has indicated to the FTC that it will cooperate with the FTC’s study efforts by responding fully to the FTC’s information requests, and has done so to date. On December 17, 2013, we met with FTC Staff, at their request, to discuss the ID Analytics positions with regard to the FTC’s data broker study. At the meeting, we discussed a wide ranging number of matters, including industry conditions, the changing landscape relating to identity theft and fraud, technological developments to address identity theft and fraud, as well as recent security breaches. Responding to these information requests may cause us to incur significant expenses and could divert our management and key personnel from our business operations. In addition, any determination that ID Analytics is engaged in data broker activities, or any future legislation or additional regulation that is enacted as a result of the FTC’s study on data brokers, may result in increased compliance costs or require us to make changes to our services and business practices, any of which could have a material adverse impact on our business, operating results, financial condition, and prospects.

With the growing public concern regarding privacy and the collection, distribution, and use of consumer personal information, we believe we are in an environment in which there is an increased regulatory scrutiny concerning data collection and use practices and the provision and marketing of services, like ours, that seek to protect that information. We expect that kind of scrutiny to continue as the marketplace for services like ours continues to develop. In addition, we believe there has been a recent increase in whistleblower claims made to regulatory agencies, including whistleblower claims made by former employees, which we believe will likely continue, in part because of the provisions enacted by the Dodd-Frank Act that may entitle persons who report alleged wrongdoing to the SEC to cash rewards. Often, the allegations underlying such claims to regulatory agencies result in federal and state inquiries and investigations. On January 17, 2014, we met with FTC Staff, at our request, to discuss issues regarding allegations that have been asserted in a whistleblower claim against us relating to our compliance with the FTC Order. Following this meeting, we expect to receive either a formal or informal investigatory request from the FTC for documents and information regarding our policies, procedures, and practices for our services and business activities. Given the heightened public awareness of data breaches and well as attention to identity theft protection services like ours, it is also possible that the FTC, at any time, may commence an unrelated inquiry or investigation of our business practices and our compliance with the FTC Order. We endeavor to comply with all applicable laws and believe we are in compliance with the requirements of the FTC Order. We believe the increased regulatory scrutiny will continue in our industry for the foreseeable future and could lead to additional meetings or inquiries or investigations by the agencies that regulate our business, including the FTC.

Marketing laws and regulations may materially limit our ability to offer our services to members.

We market our consumer services through a variety of marketing channels, including mass media, direct mail campaigns, online display advertising, paid search and search-engine optimization, and inbound customer service and account activation calls. These channels are subject to both federal and state laws and regulations. Over the past several years, there has been proposed legislation in several states that may interfere with our marketing practices. For example, over the past several years many states have proposed legislation that would allow customers to limit the amount of unsolicited direct mail they receive. Additionally, several bills have been proposed in Congress that could restrict the collection and dissemination of personal information for marketing purposes. If such legislation is passed in one or more states or by Congress, it could limit our ability to market to new members or offer additional services to existing members, which may have a material adverse effect on our ability to sell our services.

 The Dodd-Frank Wall Street Reform and Consumer Protection Act authorizes the newly created Bureau of Consumer Financial Protection to adopt rules and take actions that could have a material adverse effect on our business.

In 2010, the Dodd-Frank Act  was enacted to reform the practices in the financial services industry. Title X of the Dodd-Frank Act established the Bureau of Consumer Financial Protection. or the CFPB, to protect consumers from abusive financial services practices. Among other things, the CFPB has broad authority to write rules affecting the business of credit reporting companies as well as to supervise, conduct examinations of, and enforce compliance as to federal consumer financial protection laws and regulations with respect to certain “non-depository covered persons” determined by the CFPB to be “larger participants” that offer consumer financial products and services.

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

We believe there has been a recent increase in whistleblower claims across our industry, including whistleblower claims arising after employee terminations, which will likely continue, in part because of the provisions enacted by the Dodd-Frank Act that may entitle persons who report alleged wrongdoing to the SEC to cash rewards. We anticipate that these provisions will result in a significant increase in whistleblower claims, and dealing with such claims could generate significant expenses and take up significant management and board time, even for frivolous and non-meritorious claims. Any investigations of whistleblower claims may impose additional expense on us, may require the attention of senior management and members of our board of directors, and may result in fines and/or reputational damage whether or not we are deemed to have violated any regulations. We believe there also has been a recent increase in claims made to regulatory agencies by former employees. Often the allegations underlying such claims to regulatory agencies lead to meetings, inquiries, or investigations by the regulatory agencies about such claims.

On January 17, 2014, we met with FTC Staff, at our request, to discuss issues regarding allegations that have been asserted in a whistleblower claim against us relating to our compliance with the FTC Order. Following this meeting, we expect to receive either a formal or informal investigatory request from the FTC for documents and information regarding our policies, procedures, and practices for our services and business activities. Given the heightened public awareness of data breaches and well as attention to identity theft protection services like ours, it is also possible that the FTC, at any time, may commence an unrelated inquiry or investigation of our business practices and our compliance with the FTC Order. We endeavor to comply with all applicable laws and believe we are in compliance with the requirements of the FTC Order. We believe the increased regulatory scrutiny will continue in our industry for the foreseeable future and could lead to additional meetings or inquiries or investigations by the agencies that regulate our business, including the FTC. Inquiries or investigations by regulatory agencies about such claims could generate significant expenses and take up significant management and board time.

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

Our success depends to a significant extent upon the continued services of our current management team, including Todd Davis, our Chairman and Chief Executive Officer. The loss of Mr. Davis or one or more of our other key executives or employees could have a material adverse effect on our business. Other than Mr. Davis and the Chief Analytics and Science Officer at ID Analytics, we do not maintain “key person” insurance policies on the lives of our executive officers or any of our other employees. We employ all of our executive officers and key employees on an at-will basis, and their employment can be terminated by us or them at any time, for any reason and without notice, subject, in certain cases, to severance payment rights. In order to retain valuable employees, in addition to salary and cash incentives, we provide stock options or other share-based compensation that vest over time. The value to employees of share-based compensation that vest over time will be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract offers from other companies.

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

Our consumer services include identity theft insurance for our members that provides coverage for certain out-of-pocket expenses to our members, such as loss of income, replacement of fraudulent withdrawals, and costs associated with child and elderly care, travel, and replacement of documents. This identity theft insurance also backs our $1 million service guarantee. Any failure or refusal of our insurance providers to provide the expected insurance benefits could damage our reputation, cause us to lose members, expose us to liability claims by our members, negatively impact our sales and marketing efforts, and have a material adverse effect on our business, operating results, and financial condition.

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

To fund our expanding business, we must have sufficient working capital to continue to make significant investments in our service offerings, advertising, technology, and other activities. As a result, in addition to the revenue we generate from our business, we may need additional equity or debt financing to provide the funds required for these endeavors. If such financing is not available on satisfactory terms or at all, we may be unable to operate or expand our business in the manner and at the rate desired. Debt financing increases expenses, may contain covenants that restrict the operation of our business, and must be repaid regardless of operating results. Equity financing, or debt financing that is convertible into equity, could result in additional dilution to our existing stockholders, and any new securities we issue could have rights, preferences, and privileges superior to those associated with our common stock.

In addition, the current economic environment may make it difficult for us to raise additional capital or obtain additional credit, when needed, on acceptable terms or at all.

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

We are building our intellectual property portfolio internally and through acquisitions, such as our acquisitions of ID Analytics. We may be required to incur substantial expenses to do so, and our efforts may not be successful.

Our use of “open source” software could negatively affect our ability to sell our services and subject us to possible litigation.

Software code that is freely shared in the software development community is referred to as open source software. A portion of the technologies licensed by us incorporates such open source software, and we may incorporate open source software in the future. Such open source software is generally licensed by its authors under open source licenses. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Some open source licenses, such as the GNU General Public License, require that source code subject to the license be disclosed to third parties, grant such third parties the right to modify and redistribute that source code and a requirement that the source code for any software derived from it be disclosed. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar services and platforms with lower development effort and time and ultimately could reduce or eliminate our ability to commercialize or profit from our services.

Although we have established internal review and approval processes with respect to the use of open source software to avoid subjecting our technologies to conditions we do not intend, we cannot be certain that all open source software is submitted for approval prior to use in our services. The terms of many open source licenses have not been interpreted by the U.S. courts, and there is a risk that these licenses could be construed in a way that imposes unanticipated conditions or restrictions on our ability to commercialize our services. In this event, we could be required to seek licenses from third parties to continue offering our services, to make generally available, in source code form, our proprietary code, or to discontinue the sale of our services, any of which could adversely affect our business, operating results, and financial condition.

Our operating results may vary significantly and be unpredictable, which could cause the trading price of our stock to decline, make period-to-period comparisons less meaningful, and make our future results difficult to predict.

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

Whether sales of our services are subject to state sales and use taxes is uncertain, due in part to the nature of our services and the relationships through which our services are offered, as well as changing state laws and interpretations of those laws. In 2012 we entered into a settlement agreement with the New York State Department of Taxation and Finances regarding our historic and ongoing tax collection obligations.  We currently collect and remit sales tax in several states related to the sale of our consumer services. Additional states or one or more countries or other jurisdictions may seek to impose sales or other tax collection obligations on us in the future. A successful assertion by any state, country, or other jurisdiction that we should be collecting sales or other taxes on the sale of our services could, among other things, increase the cost of our services, create significant administrative burdens for us, result in substantial tax liabilities for past sales, discourage current members and other consumers from purchasing our services, or otherwise substantially harm our business and operating results.

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

Any indebtedness could adversely affect our business and limit our ability to expand our business or respond to changes, and we may be unable to generate sufficient cash flow to satisfy our debt service obligations.

As of December 31, 2013, we had no outstanding debt. We may incur indebtedness in the future, including borrowings available under our $85 million credit facility with Bank of America. Any substantial indebtedness and the fact that a substantial portion of our cash flow from operating activities could be needed to make payments on this indebtedness could have adverse consequences, including the following:

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

The requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain qualified board members.

We will incur significant legal, accounting, and other expenses as a public company, including costs resulting from public company reporting obligations under the Exchange Act and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act, the Dodd-Frank Act, and the listing requirements of the stock exchange on which our securities are listed. Compliance with these reporting requirements, rules, and regulations has increased and will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources.   As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results.

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming.  These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies.  This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.  We intend to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations, and standards are unsuccessful, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

As of December 31, 2013, we had approximately $199.4 million of federal and approximately $147.3 million of state net operating loss carry-forwards. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three year period), the corporation’s ability to use its pre-change net operating loss carry-forwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We recently completed an analysis of prior year ownership changes and determined that we experienced an “ownership change” as defined by Section 382 of the Internal Revenue Code. However, we determined that none of our federal and state net operating loss carry-forwards will expire solely as a result of our prior ownership changes. Additionally, with our initial public offering, or IPO, and other transactions that have occurred over the past three years, we may also experience an “ownership change” in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry-forwards to offset taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

Risks Related to Ownership of Our Common Stock

Our stock price has been and will likely continue to be volatile, and the value of an investment in our common stock may decline.

The trading price of our common stock has been, and is likely to continue to be, volatile. In addition to the risk factors described in this section and elsewhere in this Annual Report on Form 10-K, factors that may cause the price of our common stock to fluctuate include the following:

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and even the perception that these sales could occur may depress the market price. As of December 31, 2013, we had approximately 91.4 million shares of common stock outstanding. These shares may be sold in the public market, subject to prior registration or qualification for an exemption from registration, including, in the case of shares held by affiliates, compliance with the volume restrictions of Rule 144. In addition, shares issued or issuable upon the exercise of options and warrants are also eligible for sale. Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock.

Former holders of our preferred stock are entitled, under contracts providing for registration rights, to require us to register our securities owned by them for public sale. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Our corporate headquarters is located in Tempe, Arizona, where we lease approximately 85,000 square feet of office space under a lease that expires in 2024. We also lease an aggregate of approximately 50,000 square feet in Tempe, Arizona, Irvine, California, Sunnyvale, California, Mountain View, California, and San Francisco, California.  We also have data centers for our consumer business in Arizona and Northern California.

Our enterprise business headquarters is located in San Diego, California, where we lease approximately 39,000 square feet under a lease that expires in 2018. We also have data centers for our enterprise business located in Nevada and Southern California.

We believe that our existing facilities are sufficient for our operational needs for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

For a description of our material legal proceedings, see Note 18 —“Contingencies” in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has been listed on The New York Stock Exchange under the symbol “LOCK” since October 3, 2012. Prior to that time, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sales price of our common stock as quoted on The New York Stock Exchange.

	High	Low
Fiscal Year Ended December 31 2013:
First Quarter	$12.49	$7.94
Second Quarter	$11.88	$8.31
Third Quarter	$15.21	$10.49
Fourth Quarter	$17.79	$13.16
Fiscal Year Ended December 31, 2012:
Fourth Quarter (beginning October 3, 2012)	$9.04	$6.80

On February 14, 2014, the closing price per share of our common stock as reported on The New York Stock Exchange was $21.90 per share. As of February 14, 2014, there were 63 holders of record of our common stock.

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

Equity Compensation Plan Information

For equity compensation plan information, refer to Item 12 in Part III of this Annual Report on Form 10-K.

Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any filing of LifeLock, Inc. under the Securities Act or the Exchange Act.

The following graph shows a comparison from October 3, 2012 (the date our common stock commenced trading on The New York Stock Exchange) through December 31, 2013 of the total cumulative return of our common stock with the total cumulative return of the NASDAQ Composite Index, the NASDAQ Computer Index and the Dow Jones US Technology.  The comparison assumes that $100.00 was invested in our common stock, the NASDAQ Composite Index, the NASDAQ Computer Index and the Dow Jones US Technology, and assumes reinvestment of dividends, if any. The graph assumes the initial value of our common stock on October 3, 2012 was the closing sale price on that day of $8.36 per share and not the initial offering price to the public of $9.00 per share. The performance shown on the graph below is based on historical results and is not intended to suggest future performance.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On October 3, 2013, we acquired 835 shares of our common stock at $14.94 per share by way of a credit bid in connection with our legal proceedings against Neal Duncan.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that should be expected in the future and the selected financial data is not intended to replace the consolidated financial statements.

We have derived the consolidated statements of operations data for the years ended December 31, 2013, 2012, and 2011 and the consolidated balance sheet data as of December 31, 2013 and 2012 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We have derived the consolidated statements of operations data for the years ended December 31, 2010 and 2009 and the consolidated balance sheet data as of December 31, 2011, 2010, and 2009 from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that should be expected in the future and the selected financial data is not intended to replace the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

On December 11, 2013, we completed our acquisition of Lemon.  On March 14, 2012, we completed our acquisition of ID Analytics. The consolidated statements of operations data for the years ended December 31, 2013 and 2012 only include the results for ID Lemon and ID Analytics since the respective dates of acquisition.

	Year Ended December 31,
	2013	2012	2011	2010	2009
Consolidated Statements of Operations Data:	(in thousands, except per share data)
Revenue:
Consumer revenue	$340,121	$254,678	$193,949	$162,279	$131,368
Enterprise revenue	29,537	21,750	-	-	-
Total revenue	369,658	276,428	193,949	162,279	131,368
Cost of services (1)	100,249	79,916	62,630	51,445	43,109
Gross profit	269,409	196,512	131,319	110,834	88,259
Costs and expenses:
Sales and marketing (1)	162,891	122,989	91,217	78,844	77,815
Technology and development (1)	40,947	29,543	17,749	21,338	19,925
General and administrative (1)	44,070	24,629	17,510	23,306	45,900
Amortization of acquired intangible assets	7,909	6,258	-	-	-
Total costs and expenses	255,817	183,419	126,476	123,488	143,640

Income (loss) from operations	13,592	13,093	4,843	(12,654)	(55,381)

Other income (expense):
Interest expense	(353)	(3,677)	(231)	(1,368)	(1,385)
Interest income	124	30	8	28	110
Change in fair value of warrant liabilities	-	3,117	(8,658)	(1,333)	(1,919)
Change in fair value of embedded derivative	-	(2,785)	-	-	-
Other	(21)	(5)	(5)	(41)	(49)
Total other expense	(250)	(3,320)	(8,886)	(2,714)	(3,243)
Income (loss) before provision for income taxes	13,342	9,773	(4,043)	(15,368)	(58,624)
Income tax expense (benefit)	(39,109)	(13,730)	214	8	39
Net income (loss)	52,451	23,503	(4,257)	(15,376)	(58,663)
Accretion of convertible redeemable preferred stock	-	(9,378)	(18,926)	(16,145)	(10,299)
Contingent beneficial conversion feature	-	(2,452)	-	-	-
Net income allocable to convertible redeemable preferred stockholders	-	(5,504)	-	-	-
Net income available (loss attributable) to common stockholders	$52,451	$6,169	$(23,183)	$(31,521)	$(68,962)

Net income available (loss attributable) per share to common stockholders:
Basic	$0.59	$0.18	$(1.24)	$(1.74)	$(3.86)
Diluted	$0.55	$0.09	$(1.24)	$(1.74)	$(3.86)
Weighted-average common shares outstanding:
Basic	88,636	35,082	18,725	18,068	17,843
Diluted	95,946	62,191	18,725	18,068	17,843

(1)	Share-based compensation included in the statement of operations data above was as follows:

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Cost of services	$942	$648	$309	$262	$171
Sales and marketing	1,868	1,053	655	690	543
Technology and development	3,757	1,711	783	845	394
General and administrative	8,133	3,346	1,538	1,454	1,033
Total share-based compensation	$14,700	$6,758	$3,285	$3,251	$2,141

	As of December 31,
	2013	2012	2011	2010	2009
Consolidated Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$123,911	$134,197	$28,850	$17,581	$5,611
Marketable securities	48,688	-	-	-	-
Property and equipment, net	16,504	9,701	4,049	6,534	8,624
Working capital (deficit), excluding deferred revenue	166,235	119,030	13,947	(10,915)	(26,541)
Total assets	463,250	339,588	42,060	31,360	20,793
Deferred revenue	119,106	90,877	70,020	56,580	49,433
Long-term debt, including current portion	-	-	-	13,010	218
Convertible redeemable preferred stock	-	-	145,207	126,281	93,069
Total stockholders' equity (deficit)	302,156	219,966	(214,267)	(196,121)	(168,302)

	Year Ended December 31,
	2013	2012	2011	2010	2009
Consolidated Statements of Cash Flows Data:	(in thousands)
Net cash provided by (used in)
Operating activities	$77,373	$48,423	$24,344	$(14,510)	$(23,396)
Investing activities	(102,208)	(163,180)	(1,531)	(1,484)	(5,094)
Financing activities	14,549	220,104	(11,544)	27,964	22,636

	Year Ended December 31,
	2013	2012	2011	2010	2009
Other Financial and Operational Data:	(in thousands, except percentages and per member data) (Unaudited)
Cumulative ending members (1)	2,999	2,480	2,075	1,748	1,621
Gross new members (2)	944	762	704	517	618
Member retention rate (3)	87.8%	87.1%	82.7%	79.1%	79.3%
Average cost of acquisition per member (4)	$160	$150	$130	$152	$126
Monthly average revenue per member (5)	$10.32	$9.28	$8.54	$7.94	$7.30
Enterprise transactions (6)	216,729	227,039	184,012	108,707	75,763
Adjusted net income (loss) (7)	$36,931	$22,720	$8,326	$(10,792)	$(54,603)
Adjusted EBITDA (8)	$42,156	$30,996	$12,508	$(5,189)	$(49,402)
Free cash flow (9)	$66,956	$40,925	$22,313	$(15,995)	$(28,488)
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

(7)

Adjusted net income (loss) is a non-GAAP financial measure that we calculate as net income (loss) excluding amortization of acquired intangible assets, change in fair value of warrant liabilities, change in fair value of embedded derivatives, share-based compensation, acquisition related expenses, and income tax benefits and expenses resulting from changes in our deferred tax assets.  For more information about adjusted net income (loss) and a reconciliation of adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, see “Non-GAAP Financial Measures—Adjusted Net Income.”

(8)

Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss) excluding depreciation and amortization, interest expense, interest income, change in fair value of warrant liabilities, change in fair value of embedded derivatives, other income (expense) (which consists primarily of gains and losses on disposal of fixed assets), provision for income taxes, acquisition related expenses, and share-based compensation. For more information about adjusted EBITDA and a reconciliation of adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, see “Non-GAAP Financial Measures—Adjusted EBITDA.”

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

Non-GAAP Financial Measures

Adjusted Net Income (Loss)

Adjusted net income (loss) is a non-GAAP financial measure that we calculate as net income (loss) excluding amortization of acquired intangible assets, change in fair value of warrant liabilities, change in fair value of embedded derivatives, share-based compensation, acquisition related expenses, and income tax benefits and expenses resulting from changes in our deferred tax assets. We have included adjusted net income (loss) in this Annual Report on Form 10-K because it is a key measure used by us to understand and evaluate our core operating performance and trends. In particular, the exclusion of certain expenses in calculating adjusted net income (loss) can provide a useful measure for period-to-period comparisons of our core business.

Accordingly, we believe that adjusted net income (loss) provides useful information to investors and others in understanding and evaluating our operating results in the same manner as we do. We believe that it is useful to exclude amortization of acquired intangible assets, change in fair value of warrant liabilities, change in fair value of embedded derivatives, share-based compensation, acquisition related expenses, and income tax benefits and expenses resulting from changes in our deferred tax assets because (i) the amount of such expenses in any specific period may not directly correlate to the underlying operational performance of our business, and/or (ii) such expenses can vary significantly between periods as a result of new acquisitions and full amortization of previously acquired intangible assets.

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

•	adjusted net income (loss) does not reflect the cash requirements for new acquisitions;
•	adjusted net income (loss) does not reflect changes in, or cash requirements for, our working capital needs;
•	adjusted net income (loss) does not consider the potentially dilutive impact of share-based compensation;
•

adjusted net income (loss) does not reflect the deferred income tax benefit from the release of the valuation allowance or income tax expenses which reduce our deferred tax asset for net operating losses or other net changes in deferred tax assets;

•	adjusted net income (loss) does not reflect the expenses incurred for new acquisitions; and
•	other companies, including companies in our industry, may calculate adjusted net income (loss) or similarly titled measures differently, limiting their usefulness as a comparative measure.

Because of these limitations, you should consider adjusted net income (loss) alongside other financial performance measures, including various cash flow metrics, net income (loss), and our other GAAP results. The following table presents a reconciliation of adjusted net income (loss) to net income (loss) for each of the periods indicated:

	Year Ended December 31,
	2013	2012	2011	2010	2009
Reconciliation of Net Income (Loss) to Adjusted Net Income (Loss):	(in thousands)
Net income (loss)	$52,451	$23,503	$(4,257)	$(15,376)	$(58,663)
Amortization of acquired intangible assets	7,909	6,258	-	-	-
Share-based compensation	14,700	6,758	3,285	3,251	2,141
Change in fair value of warrant liabilities	-	(3,117)	8,658	1,333	1,919
Change in fair value of embedded derivative	-	2,785	-	-	-
Acquisition expenses	1,068	718	640	-	-
Deferred income tax benefit	(39,197)	(14,185)	-	-	-
Adjusted net income (loss)	$36,931	$22,720	$8,326	$(10,792)	$(54,603)

In the fourth quarter of 2013, we modified our calculation of adjusted net income to also exclude acquisition related expense. For comparative purposes, we also modified our calculation of adjusted net income for 2012 and 2011 to exclude the acquisition related expenses incurred during our acquisition of ID Analytics.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss) excluding depreciation and amortization, interest expense, interest income, change in fair value of warrant liabilities, change in fair value of embedded derivatives, other income (expense) (which consists primarily of gains and losses on disposal of fixed assets), income tax (benefit) expense, acquisition related expenses, and share-based compensation.  We have included adjusted EBITDA in this Annual Report on Form 10-K because it is a key measure used by us to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop short- and long-term operational plans. In particular, the exclusion of certain expenses in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Additionally, adjusted EBITDA is a key financial measure used in determining management’s incentive compensation.

Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as we do. We believe that it is useful to exclude charges for depreciation and amortization, change in fair value of warrant liabilities, change in fair value of embedded derivatives, acquisition related expenses, income taxes, and share-based compensation from net income (loss) because (i) the amount of such non-cash expenses in any specific period may not directly correlate to the underlying operational performance of our business, and/or (ii) such expenses can vary significantly between periods as a result of new acquisitions and full amortization of previously acquired intangible assets.

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

•	adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•	adjusted EBITDA does not consider the potentially dilutive impact of share-based compensation;
•	adjusted EBITDA does not reflect cash interest income or expense;
•	adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us;
•	adjusted EBITDA does not reflect the expenses incurred for new acquisitions; and
•	other companies, including companies in our industry, may calculate adjusted EBITDA or similarly titled measures differently, limiting their usefulness as a comparative measure.

Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss), and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA to net income (loss) for each of the periods indicated:

	Year Ended December 31,
	2013	2012	2011	2010	2009
Reconciliation of Net Income (Loss) to Adjusted EBITDA:	(in thousands)
Net income (loss)	$52,451	$23,503	$(4,257)	$(15,376)	$(58,663)
Depreciation and amortization	12,796	10,427	3,740	4,214	3,838
Share-based compensation	14,700	6,758	3,285	3,251	2,141
Interest expense	353	3,677	231	1,368	1,385
Interest income	(124)	(30)	(8)	(28)	(110)
Change in fair value of warrant liabilities	-	(3,117)	8,658	1,333	1,919
Change in fair value of embedded derivatives	-	2,785	-	-	-
Other expense	21	5	5	41	49
Acquisition expenses	1,068	718	640	-	-
Income tax (benefit) expense	(39,109)	(13,730)	214	8	39
Adjusted EBITDA	$42,156	$30,996	$12,508	$(5,189)	$(49,402)
In the fourth quarter of 2013, we modified our calculation of adjusted EBITDA to also exclude acquisition related expense. For comparative purposes, we also modified our calculation of adjusted EBITDA for 2012 and 2011 to exclude the acquisition related expenses incurred during our acquisition of ID Analytics.

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

Because of these limitations, you should consider free cash flow alongside other financial performance measures, including net cash provided by (used in) operating activities, net income (loss), and our other GAAP results. The following table presents a reconciliation of free cash flow to net cash provided by (used in) operating activities for each of the periods indicated:

	Year Ended December 31,
	2013	2012	2011	2010	2009
Reconciliation of Net Cash Provided By (Used In) Operating Activities to Free Cash Flow:	(in thousands)
Net cash provided by (used in) operating activities	$77,373	$48,423	$24,344	$(14,510)	$(23,396)
Acquisitions of property and equipment	(10,417)	(7,498)	(2,031)	(1,485)	(5,092)
Free cash flow	$66,956	$40,925	$22,313	$(15,995)	$(28,488)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leading provider of proactive identity theft protection services for consumers and fraud and risk solutions for enterprises. We protect our members by constantly monitoring identity-related events, such as new account openings and credit-related applications. If we detect that a member’s personally identifiable information is being used, we offer notifications and alerts, including proactive, near real-time, actionable alerts that provide our members peace of mind that we are monitoring use of their identity and allow our members to confirm valid or unauthorized identity use. If a member confirms that the use of his or her identity is unauthorized, we can proactively take actions designed to protect the member’s identity. We also provide remediation services to our members in the event that an identity theft actually occurs. We protect our enterprise customers by delivering on-demand identity risk and authentication information about consumers. Our enterprise customers utilize this information in real time to make decisions about opening or modifying accounts and providing products, services, or credit to consumers to reduce financial losses from identity fraud.

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

On December 11, 2013, we acquired mobile wallet innovator Lemon for approximately $42.4 million in cash and launched our new LifeLock Wallet mobile application. The LifeLock Wallet mobile application allows consumers to replicate and store a digital copy of their personal wallet contents on their smart device for records backup, as well as transaction monitoring and mobile use of items such as credit, identification, ATM, insurance, and loyalty cards. The LifeLock Wallet mobile application also offers our members one-touch access to our identity theft protection services.

We derive the substantial majority of our revenue from member subscription fees. We also derive revenue from transaction fees from our enterprise customers.

We offer our consumer identity theft protection services on a monthly or annual subscription basis. As of December 31, 2013, approximately 60% of our members subscribed to our consumer services on an annual basis. We currently offer our consumer services under our basic LifeLock, LifeLock Command Center, LifeLock Junior, and premium LifeLock Ultimate services. Our average revenue per member is lower than our retail list prices due to wholesale or bulk pricing that we offer to strategic partners in our embedded product, employee benefits, and breach distribution channels to drive our membership growth. In our embedded product channel, our strategic partners embed our consumer services into their products and services and pay us on behalf of their customers; in our employee benefit channel, our strategic partners offer our consumer services as a voluntary benefit as part of their employee benefit enrollment process; and in our breach channel, enterprises that have experienced a data breach pay us a fee to provide our services to the victims of the data breach. We also offer special discounts and promotions from time to time to incentivize prospective members to enroll in one of our consumer services. Our members pay us the full subscription fee at the beginning of each subscription period, in most cases by authorizing us to directly charge their credit or debit cards. We initially record the subscription fee as deferred revenue and then recognize it ratably on a daily basis over the subscription period. The prepaid subscription fees enhance our visibility of revenue and allow us to collect cash prior to paying our fulfillment partners.

Our enterprise customers pay us based on their monthly volume of transactions with us, with approximately 40% of them committed to monthly transaction minimums. We recognize revenue at the end of each month based on transaction volume for that month and bill our enterprise customers at the conclusion of each month.

We have historically invested significantly in new member acquisition and expect to continue to do so for the foreseeable future. Our largest operating expense is advertising for member acquisition, which we record as a sales and marketing expense. This is comprised of radio, television, and print advertisements; direct mail campaigns; online display advertising; paid search and search-engine optimization; third-party endorsements; and education programs. In 2013, 2012, and 2011, our total advertising expense was $86.2 million, $66.0 million, and $54.6 million, respectively. We also pay internal and external sale commissions, which we record as a sales and marketing expense. In general, increases in revenue and cumulative ending members occur during and after periods of significant and effective direct retail marketing efforts.

Our revenue grew from $276.4 million in 2012 to $369.7 million in 2012, an increase of 34%, including year-over-year growth within our consumer segment of 34%. We generated income from operations of $13.6 million and net income of $53.0 million in 2013. Our net income in 2013 includes an income tax benefit of $39.7 million recognized as a result of the release of substantially all of the valuation allowance on our deferred tax assets.

Our Business Model

Following our acquisition of ID Analytics in the first quarter of 2012, we began operating our business and reviewing and assessing our operating performance using two reportable segments: our consumer segment and our enterprise segment. We review and assess our operating performance using segment revenue, income (loss) from operations, and total assets. These performance measures include the allocation of operating expenses to our reportable segments based on management’s specific identification of costs associated to those segments.

Consumer Services

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

Enterprise Services

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

Key Operating Metrics

The following table summarizes our key operating metrics for the years ended December 31, 2013, 2012, and 2011:

	Year Ended December 31,
	2013	2012	2011
	(in thousands, except percentages and per member data)
	(Unaudited)

Cumulative ending members	2,999	2,480	2,075
Gross new members	944	762	704
Member retention rate	87.8%	87.1%	82.7%
Average cost of acquisition per member	$160	$150	$130
Monthly average revenue per member	$10.32	$9.28	$8.54
Enterprise transactions	216,729	227,039	184,012

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

As of December 31, 2013, we had approximately 3.0 million cumulative ending members, an increase of 21% from December 31, 2012. This increase was driven by several factors, including the success of our marketing campaigns, increased awareness of data breaches, media coverage of identity theft, and our continued retention improvements.

Gross new members. We calculate gross new members as the total number of new members who enroll in one of our consumer services during the relevant period. Many factors may affect the volume of gross new members in each period, including the effectiveness of our marketing campaigns, the timing of our marketing programs, the effectiveness of our strategic partnerships, and the general level of identity theft coverage in the media. We monitor gross new members because it provides an indication of the revenue and expenses that we expect to recognize in the future. For the year ended December 31, 2013, we enrolled approximately 944,000 gross new members, up from approximately 762,000 for the year ended December 31, 2012. This increase was driven by the success of our marketing campaigns, the continued success of our LifeLock Ultimate service, which accounted for more than 40% our gross new members during the year ended December 31, 2013, and increased awareness of data breaches and identity theft.

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

As of December 31, 2013, our member retention rate was 87.8%, an increase of 0.7% points from December 31, 2012. This continued improvement was due to a variety of factors, including consumer awareness and media coverage of identity theft, and our focus on customer service and operational efficiencies.

Average cost of acquisition per member. We calculate average cost of acquisition per member as our sales and marketing expense for our consumer segment during the relevant period divided by our gross new members for the period. A number of factors may influence this metric, including shifts in the mix of our media spend. For example, when we engage in marketing efforts to build our brand, our cost of acquisition per member increases in the short term with the expectation that it will decrease over the long term. In addition, when we introduce new partnerships in our embedded product channel, such as our partnership with AOL in the fourth quarter of 2011, our average cost of acquisition per member decreases due to the volume of members that enroll in our consumer services in a relatively short period of time. We monitor average cost of acquisition per member to evaluate the efficiency of our marketing programs in acquiring new members. For the year ended December 31, 2013, our average cost of acquisition per member was $160, up from $150 for the year ended December 31, 2012.  Although our average cost of acquisition per member increased period-over-period, the continued improvements in our member retention rate and the increasing monthly average revenue per member, primarily from the continued penetration of our LifeLock Ultimate service, results in a higher lifetime value of a member relationship which enables us to absorb a higher average cost of acquisition per member.

Monthly average revenue per member. We calculate monthly average revenue per member as our consumer revenue during the relevant period divided by the average number of cumulative ending members during the relevant period (determined by taking the average of the cumulative ending members at the beginning of the relevant period and the cumulative ending members at the end of each month in the relevant period), divided by the number of months in the relevant period. A number of factors may influence this metric, including whether a member enrolls in one of our premium services; whether we offer the member any promotional discounts upon enrollment; the distribution channel through which we acquire the member, as we offer wholesale pricing in our embedded product, employee benefit, and breach channels; and whether a new member subscribes on a monthly or annual basis, as members enrolling on an annual subscription receive a discount for paying for a year in advance. While our retail list prices have historically remained unchanged, our average revenue per member increased by approximately 11% in 2013. This growth was primarily driven by increased adoption of our higher priced premium services by a greater percentage of our members, a trend we expect will continue. We monitor monthly average revenue per member because it is a strong indicator of revenue in our consumer business and of the performance of our premium services. The increase in our monthly average revenue per member resulted primarily from the continued success of our LifeLock Ultimate service, which accounted for more than 40% of our gross new members in 2013.

Our monthly average revenue per member for the year ended December 31, 2013 was $10.32, an increase of 11% from the year ended December 31, 2012.

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

We processed 216.7 million enterprise transactions for the year ended December 31, 2013, a decrease of 5% from the year ended December 31, 2012. The decrease was primarily driven by a large telecommunications customer who had previously obtained scores for all their incoming subscribers through all channels such as wireless, landline, and bundled internet services. After process and technical modifications were made, the customer made the decision to stop obtaining scores for in-home service customers due to the fraud risk associated with these segments being lower than the wireless segment. Going forward, this customer will now only be obtaining scores for customers coming in from the mobile portion of their business where the fraud risk is much higher.  Due to the low per transaction price for this customer, this change had an immaterial impact to our enterprise revenue for the year. We do not expect to experience a similar decrease with other existing telecommunication customers. In addition, we have seen a reduction in enterprise transactions as we gave notice of non-renewal to several customers in our consumer segment and we have allowed such contracts to lapse as a result. We expect the transaction volume for these customers to decrease as these enterprise customers churn over time. We do not expect this to have a material impact on our total revenue.

Key Financial Metrics

The following table summarizes our key financial metrics for the years ended December 31, 2013, 2012, and 2011:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)

Consumer revenue	$340,121	$254,678	$193,949
Enterprise revenue	29,537	21,750	-
Total revenue	369,658	276,428	193,949
Adjusted net income	36,931	22,720	8,326
Adjusted EBITDA	42,156	30,996	12,508
Free cash flow	66,956	40,925	22,313

Adjusted net income, adjusted EBITDA, and free cash flow are non-GAAP financial measures that we believe provide useful information to investors and others in understanding our operating results in the same manner as we do.  For a full description of how these non-GAAP financial measures are calculated and reconciliations to the most comparable GAAP measure, refer to Item 6 – Selected Financial Data of this Annual Report on Form 10-K.

Factors Affecting Our Performance

Customer acquisition costs. We expect to continue to make significant expenditures to grow our member and enterprise customer bases. Our average cost of acquisition per member and the number of new members we generate depends on a number of factors, including the effectiveness of our marketing campaigns, changes in cost of media, the competitive environment in our markets, the prevalence of identity theft issues in the media, publicity about our company, and the level of differentiation of our services. Shifts in the mix of our media spend also influence our member acquisition costs. For example, when we engage in marketing efforts to build our brand, our member acquisition costs increase in the short term with the expectation that they will decrease over the long term. We also continually test new media outlets, marketing campaigns, and call center scripting, each of which impacts our average cost of acquisition per member. In addition, given the success of our LifeLock Ultimate service since its launch in the fourth quarter of 2011, we expect to be able to absorb a higher average cost of acquisition per member and still recognize value over the lifetime of our member relationships.

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

Customer retention. We have continued to improve the retention of our members and, as a result, the anticipated lifetime value of our members. Our member retention rate improved to 87.8% in 2013 from 87.1% in 2012. Our ability to continue to improve our member retention rate may be affected by a number of factors, including the effectiveness of our services, the performance of our member services organization, external media coverage of identity theft, the continued evolution of our service offerings, the competitive environment, the effectiveness of our media spend, and other developments.

Our enterprise business relies on the retention of enterprise customers to maintain the effectiveness of our services because our enterprise customers typically provide us with their customer transaction data as part of our service. Losing a significant number of these customers would reduce the breadth and effectiveness of our services. In addition, we believe approximately 15% of the 2013 revenue of ID Analytics, or approximately 1% of our overall 2013 revenue, was derived from direct competitors to our consumer business. As we have given notice of non-renewal to competitors in our consumer segment, we have allowed such contracts to lapse, and accordingly, this percentage may decline over time.

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

Regulatory developments. Our business is subject to regulation by federal, state, local, and foreign authorities. Any changes to the existing applicable laws, regulations, or rules; any determination that other laws, regulations, or rules are applicable to us; or any determination that we have violated any of these laws, regulations, or rules could adversely impact our operating results. We recently began collecting and remitting sales tax in several states related to the sale of our consumer services. Additional states or one or more countries or other jurisdictions may seek to impose sales or other tax collection obligations on us in the future. A successful assertion by any state, country, or other jurisdiction that we should be collecting sales or other taxes on the sale of our services could, among other things, increase the cost of our services, create significant administrative burdens for us, result in substantial tax liabilities for past sales, discourage current members and other consumers from purchasing our services, or otherwise substantially harm our business and operating results.

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

We derive revenue in our enterprise segment from fees paid by our enterprise customers for fraud and risk solutions, which we provide under multi-year contracts, many of which renew automatically. Our enterprise customers pay us based on their monthly volume of transactions with us, and approximately 40% of them are committed to paying monthly minimum fees. We recognize revenue based on a negotiated fee per transaction. Transaction fees in excess of any of the monthly minimum fees are billed and recorded as revenue in addition to the monthly minimum fees. In some instances, we receive up-front non-refundable payments against which the monthly minimum fees are applied. The up-front non-refundable payments are recorded as deferred revenue and recognized as revenue monthly over the usage period. If an enterprise customer does not meet its monthly minimum fee, we bill the negotiated monthly minimum fee and recognize revenue for that amount. We derive a small portion of our enterprise revenue from special projects in which we are engaged to deliver a report at the end of the analysis, which we record upon delivery and acceptance of the report.

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

Sales and Marketing

Sales and marketing expenses consist primarily of direct response advertising and online search costs, commissions paid on a per-member basis to our online affiliates and on a percentage of revenue basis to our co-marketing partners, and wages and benefits for sales and marketing personnel. Direct response marketing costs include television, radio, and print advertisements as well as costs to create and produce these advertisements. Online search costs consist primarily of pay-per-click payments to search engines and other online advertising media, such as banner ads. Advertising costs are expensed as incurred and historically have occurred unevenly across periods. Our sales and marketing expenses also include payments related to our sponsorship, and promotional. In order to continue to grow our business and the awareness of our services, we plan to continue to commit substantial resources to our sales and marketing efforts. As a result, we expect our sales and marketing expenses will continue to increase in absolute dollars for the foreseeable future and vary as a percentage of revenue depending on the timing of those expenses.

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

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets is the amortization expense associated with core technology, customer relationships, and trade names and trademarks resulting from business acquisitions. As of December 31, 2013, we had $47.2 million in intangible assets, net of amortization, as a result of our acquisitions of ID Analytics and Lemon. The intangible assets have useful lives of between one and ten years and we expect to recognize approximately $8.9 million of amortization expense in the year ending December 31, 2014.

Other Income (Expense)

Other income (expense) consists primarily of interest income on our cash and cash equivalents and marketable securities, interest expense on our indebtedness and unused credit facility, changes in the fair value of our warrant liabilities, and changes in the fair value of our embedded derivative. Gains and losses on our warrant liabilities result from the re-measurement of the fair value of warrants to purchase our convertible redeemable preferred stock, which we account for as liabilities. Upon the completion of our IPO in October 2012, the warrants to purchase our convertible redeemable preferred stock were converted to warrants to purchase common stock and, at that time, were reclassified to equity. Accordingly, we are no longer required to re-measure the fair value of our warrants.

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

Provision for Income Taxes

We are subject to federal income tax as well as state income tax in various states in which we conduct business. Our effective tax rate differed from the statutory rate for the year ended December 31, 2013 primarily as a result of the release of substantially all of our valuation allowance on our deferred tax assets. For the years ended December 31, 2012 and 2011, our effective tax rate differed from the statutory rate primarily as a result of our valuation allowance on our deferred taxes, state taxes, and non-deductible expenses.

For periods subsequent to the date on which we fully reverse our deferred tax asset valuation allowance, we expect our effective tax rate will approximate the U.S. federal statutory tax rate plus the impact of state taxes and the impact of permanent and other temporary differences. As of December 31, 2013, we had U.S. federal and state net operating losses of approximately $199.4 million and $147.3 million, respectively, which will continue to reduce the amount of cash taxes to be paid.

In consideration of all available positive and negative evidence, including our historical operating results, current financial condition, and potential future taxable income, we released substantially all of our valuation allowance on deferred tax assets in the fourth quarter of 2013. As a result, we recorded an income tax benefit of $39.1 million for the year ended December 31, 2013 compared with income tax benefit of $13.7 million for the year ended December 31, 2012.  At December 31, 2013, we retained a valuation allowance related to certain state net operating losses that are expected to expire in 2014 and 2015.

As a result of the acquisition of ID Analytics in the year ended December 31, 2012, we recorded a deferred tax liability related to the book and tax basis difference resulting from our purchase accounting. The recognition of this deferred tax liability offset $8.5 million of the acquired gross deferred tax assets. A valuation allowance was established in the purchase price allocation for the remaining $1.0 million of acquired gross deferred tax assets. This resulted in the recognition of a net deferred tax liability that has been recognized in our purchase price allocation. As a result of the recognition of this net deferred tax liability, we concluded that the deferred tax assets we had recognized prior to the acquisition for which we had previously recorded a valuation allowance were more likely than not of being realized. Accordingly, we reduced our valuation allowance for these deferred tax assets, which is recorded as an income tax benefit of $14.2 million in our consolidated statements of operations for the year ended December 31, 2012.

Results of Operations

Comparison of the Years Ended December 31, 2013, 2012, and 2011

Total Revenue

	Year Ended December 31,			2012 to 2013	2011 to 2012
	2013	2012	2011	% Change	% Change
	(in thousands)
Consumer revenue	$340,121	$254,678	$193,949	33.5%	31.3%
Enterprise revenue	29,537	21,750	-	35.8%	NM
Total revenue	$369,658	$276,428	$193,949

Consumer revenue for the year ended December 31, 2013 was $340.1 million, an increase of $85.4 million, or 33.5%, over consumer revenue for the year ended December 31, 2012. The increase in our consumer revenue from 2012 to 2013 related primarily to an increase in the number of our members, which grew from approximately 2.5 million as of December 31, 2012 to approximately 3.0 million as of December 31, 2013, an increase of 21%. In addition, our monthly average revenue per member increased 11% to $10.32 for the year ended December 31, 2013 from $9.28 for the year ended December 31, 2012. The increase in members and monthly average revenue per member resulted from the continued success of our LifeLock Ultimate service offering and our advertising and marketing campaigns designed to increase the overall awareness of our services and identity theft.

Revenue from our consumer segment for the year ended December 31, 2012 was $254.7 million, an increase of $60.7 million, or 31.3%, over revenue of $193.9 million for the year ended December 31, 2011. The increase in our consumer revenue from 2011 to 2012 related primarily to an increase in the number of our members, which grew from 2.1 million as of December 31, 2011 to approximately 2.5 million as of December 31, 2012, an increase of 20%. In addition, our monthly average revenue per member increased 9% to $9.28 for the year ended December 31, 2012 from $8.54 for the year ended December 31, 2011. The increase in members and monthly average revenue per member resulted from the introduction of our LifeLock Ultimate service offering and our advertising and marketing campaigns designed to increase the overall awareness of our services and identity theft.

Enterprise revenue for the year ended December 31, 2013 was $29.5 million, an increase of $7.8 million, or 35.8%, over enterprise revenue for the year ended December 31, 2012. Enterprise revenue increased in 2013 compared to 2012 even though enterprise transactions decreased. The enterprise revenue increased as the lower revenue per transaction volume from a large telecommunication customer was replaced by higher revenue per transactions from other enterprise customers. In addition, we acquired ID Analytics on March 14, 2012 and, accordingly, our enterprise revenue for the year ended December 31, 2012 only includes the revenue contributed by ID Analytics since that date.

Cost of Services and Gross Profit

	Year Ended December 31,			2012 to 2013	2011 to 2012
	2013	2012	2011	% Change	% Change
	(in thousands)
Cost of services	$100,249	$79,916	$62,630	25.4%	27.6%
Percentage of revenue	27.1%	28.9%	32.3%

Gross profit	269,409	196,512	131,319	37.1%	49.6%
Percentage of revenue	72.9%	71.1%	67.7%

Gross profit for the year ended December 31, 2013 was $269.4 million, or 72.9% of revenue, an increase of $72.9 million, or 37.1%, over gross profit of $196.5 million, or 71.1% of revenue, for the year ended December 31, 2012. The increase in our gross profit from 2012 to 2013 resulted primarily from increased revenue associated with the growth in the number of our members and increased monthly average revenue per member. The increase in our gross margin resulted primarily from efficiencies in our member services organization and scalability within certain third party fulfillment contracts as our member base continued to grow.

Gross profit for the year ended December 31, 2012 was $196.5 million, or 71.1% of revenue, an increase of $65.2 million, or 49.6%, over gross profit of $131.3 million, or 67.7% of revenue, for the year ended December 31, 2011. The increase in our gross profit from 2011 to 2012 resulted primarily from increased revenue associated with the growth in the number of our members and increased monthly average revenue per member. The increase in our gross margin percentage resulted primarily from efficiencies in our member services organization, partially offset by higher fulfillment expenses due to enhancements to our service offerings.  Gross profit also increased for the year ended December 31, 2012 due to our acquisition of ID Analytics on March 14, 2012, which added revenue from the enterprise segment at a higher gross margin percentage than from our traditional consumer segment.

Sales and Marketing

	Year Ended December 31,			2012 to 2013	2011 to 2012
	2013	2012	2011	% Change	% Change
	(in thousands)
Sales and marketing	$162,891	$122,989	$91,217	32.4%	34.8%
Percentage of revenue	44.1%	44.5%	47.0%

Sales and marketing expenses for the year ended December 31, 2013 were $162.9 million, or 44.1% of revenue, compared with $123.0 million, or 44.5% of revenue, for the year ended December 31, 2012. The increase in our sales and marketing expenses from 2012 to 2013 resulted from increases in our advertising expenses, external sales commissions, and sales and marketing expenses from ID Analytics, primarily consisting of personnel costs, since our March 2012 acquisition. The increase in our sales and marketing expenses reflected our investment to drive new membership growth, our continued advertising of our LifeLock Ultimate service, and our efforts to highlight the growing identity theft issue and to educate consumers.

Sales and marketing expenses for the year ended December 31, 2012 were $123.0 million, or 44.5% of revenue, compared with $91.2 million, or 47.0% of revenue, for the year ended December 31, 2011. The increase in our sales and marketing expenses from 2011 to 2012 resulted from increases in our advertising expenses, external sales commissions, and sales and marketing expenses from ID Analytics, primarily consisting of personnel costs, since our March 2012 acquisition. The increase in our sales and marketing expenses reflected our investment to drive new membership growth as well as additional advertising to market our LifeLock Ultimate service, which was released in the fourth quarter of 2011.

Technology and Development

	Year Ended December 31,			2012 to 2013	2011 to 2012
	2013	2012	2011	% Change	% Change
	(in thousands)
Technology and development	$40,947	$29,543	$17,749	38.6%	66.4%
Percentage of revenue	11.1%	10.7%	9.2%

Technology and development expenses for the year ended December 31, 2013 were $40.9 million, or 11.1% of revenue, compared with $29.5 million, or 10.7% of revenue, for the year ended December 31, 2012. The increase in our technology and development expenses from 2012 to 2013 resulted primarily from increases in our personnel costs, as we continued to expand and enhance our workforce. In addition, technology and development expenses increased due to the inclusion of ID Analytics’ technology and development expense since our March 2012 acquisition. ID Analytics’ technology expenses consist primarily of the personnel and other costs incurred in research and development.

Technology and development expenses for the year ended December 31, 2012 were $29.5 million, or 10.7% of revenue, compared with $17.7 million, or 9.2% of revenue, for the year ended December 31, 2011. The increase in our technology and development expenses from 2011 to 2012 resulted primarily from increases in our personnel costs, as we continued to expand and enhance our workforce. In addition, technology and development expenses increased due to the inclusion of ID Analytics’ technology and development expense since our March 2012 acquisition. ID Analytics’ technology expenses consist primarily of the personnel and other costs incurred in research and development.

General and Administrative

	Year Ended December 31,			2012 to 2013	2011 to 2012
	2013	2012	2011	% Change	% Change
	(in thousands)
General and administrative	$44,070	$24,629	$17,510	78.9%	40.7%
Percentage of revenue	11.9%	8.9%	9.0%

General and administrative expenses for the year ended December 31, 2013 were $44.1 million, or 11.9% of revenue, compared with $24.6 million, or 8.9% of revenue, for the year ended December 31, 2012. The increase in general and administrative expenses from 2012 to 2013 resulted primarily from additional costs associated with our public company compliance, additional personnel costs, primarily non-cash share-based compensation, and increased general and administrative expenses from ID Analytics. In addition, for the year ended December 31, 2012, we received two favorable legal settlements of $3.6 million related to insurance claims for legal costs that we incurred in 2008 and 2009.

General and administrative expenses for the year ended December 31, 2012 were $24.6 million, or 8.9% of revenue, compared with $17.5 million, or 9.0% of revenue, for the year ended December 31, 2011. The increase in general and administrative expenses from 2011 to 2012 resulted primarily from increased personnel costs, the general and administrative expenses of ID Analytics and related acquisition costs, and additional costs associated with the implementation of our public company compliance. These increases were partially offset by two favorable legal settlements for a total of $3.6 million related to insurance claims for legal costs that we incurred in 2008 and 2009.

Amortization of Acquired Intangible Assets

	Year Ended December 31,			2012 to 2013	2011 to 2012
	2013	2012	2011	% Change	% Change
	(in thousands)
Amortization of acquired intangible assets	$7,909	$6,258	$-	26.4%	NM
Percentage of revenue	2.1%	2.3%	0.0%

Amortization of acquired intangible assets for the year ended December 31, 2013 was $7.9 million, or 2.1% of revenue, compared with $6.3 million, or 2.3% of revenue, for the year ended December 31, 2012.  The increase in amortization of acquired intangible assets is due to having a full year of amortization following the acquisition of ID Analytics in March 2012 and amortization of acquired intangible assets following the acquisition of Lemon in December 2013.

Other Income (Expense)

	Year Ended December 31,			2012 to 2013	2011 to 2012
	2013	2012	2011	% Change	% Change
	(in thousands)
Interest expense	$(353)	$(3,677)	$(231)	-90.4%	1491.8%
Interest income	124	30	8	313.3%	275.0%
Change in fair value of warrant liabilities	-	3,117	(8,658)	-100.0%	-136.0%
Change in fair value of embedded derivative	-	(2,785)	-	-100.0%	NM
Other	(21)	(5)	(5)	320.0%	0.0%
	$(250)	$(3,320)	$(8,886)	-92.5%	-62.6%

Other expense for the year ended December 31, 2013 was $0.3 million compared with other expense of $3.3 million for the year ended December 31, 2012. The decrease in other expense from 2012 to 2013 resulted primarily from an unrealized gain on warrant liabilities of $3.1 million, partially offset by an unrealized loss on the convertible redeemable preferred stock embedded derivative of $2.8 million recognized in 2012. Additionally, interest expense decreased as we carried no debt during the year ended December 31, 2013.

 Other expense for the year ended December 31, 2012 was $3.3 million compared with $8.9 million for the year ended December 31, 2011. The decrease in our other expense from 2011 to 2012 resulted primarily from an unrealized gain on warrant liabilities of $3.1 million, compared to an unrealized loss of $8.7 million in 2011, partially offset by an unrealized loss on the convertible redeemable preferred stock embedded derivative of $2.8 million, an increase in interest expense of $2.0 million related to the term loan used to acquire ID Analytics, and the write off of debt issuance costs of $1.4 million when the term loan was paid off with proceeds from our IPO.

Income Tax (Benefit) Expense

	Year Ended December 31,			2012 to 2013	2011 to 2012
	2013	2012	2011	% Change	% Change
	(in thousands)
Income tax (benefit) expense	$(39,109)	$(13,730)	$214	184.8%	NM
Effective tax rate	-293.1%	-140.5%	-5.3%

Income tax benefit for the year ended December 31, 2013 was $39.1 million compared with income tax benefit of $13.7 million for the year ended December 31, 2012. In consideration of all available positive and negative evidence, including our historical operating results, current financial condition, and potential future taxable income, we released substantially all of our valuation allowance on deferred tax assets in the fourth quarter of 2013. As a result, we recorded an income tax benefit of $39.1 million for the year ended December 31, 2013 compared with income tax benefit of $13.7 million for the year ended December 31, 2012.

Income tax benefit for the year ended December 31, 2012 was $13.7 million compared with income tax expense of $0.2 million for the year ended December 31, 2011. As a result of our acquisition of ID Analytics, we recorded a deferred tax liability related to the book and tax basis difference resulting from our purchase accounting. The increase in our deferred tax liability resulted in a reduction of our valuation allowance for net deferred tax assets, which is recorded as an income tax benefit of $14.2 million. This benefit was offset by a $0.5 million income tax expense that related to federal alternative minimum tax expenses and gross receipts and minimum state income taxes, which are due regardless of whether we have taxable income.

Liquidity and Capital Resources

As of December 31, 2013, we had $123.9 million in cash and cash equivalents, which consisted of cash, money market funds, and open commercial paper, and $48.7 million in marketable securities, which consisted of corporate bonds, municipal bonds, and certificates of deposit.  We classify our marketable securities as short-term regardless of contractual maturity based on our ability to liquidate such investments for use in current operations.  Additionally, we have an $85 million revolving line of credit, although we made no draws on the line of credit during the year ended December 31, 2013.  As of December 31, 2013, we had not outstanding debt.  We believe that our existing cash and cash equivalents and marketable securities together with cash generated from operations will be sufficient to fund our operations for at least the next 12 months.

Operating Activities

For the year ended December 31, 2013, operating activities generated $76.8 million in cash as a result of net income of $52.5 million, adjusted by non-cash items such as depreciation and amortization of $12.8 million, share-based compensation of $14.7 million, and an income tax benefit of $39.2 million which resulted from the release of the majority of our valuation allowance on deferred tax assets. In addition, an increase in deferred revenue related to the overall growth of our business provided operating cash of $28.1 million and positive net operating cash flows of $7.9 million from other operating assets and liabilities.

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

Investing Activities

For the year ended December 31, 2013, we used $42.4 million of cash to acquire Lemon and $10.3 million of cash to acquire property and equipment primarily related to investments in our network infrastructure to support our growth.   We also invested a net $49.4 million of cash in marketable securities.

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

Financing Activities

For the year ended December 31, 2013, our financing activities generated net cash of $15.0 million as a result of cash received from the exercise of stock options of $15.4 million offset by cash used of $0.4 million related to the payments of debt issuance costs associated with the refinancing of our credit agreement.

For the year ended December 31, 2012, our financing activities generated net cash of $220.1 million. In March 2012, we raised $102.2 million from the issuance of our Series E and E-2 convertible redeemable preferred stock, $4.4 million from the issuance of warrants to acquire Series E and E-2 convertible redeemable preferred stock, and $68.0 million in a term loan, the proceeds of which were used to acquire ID Analytics. In October 2012, we raised $125.7 million in net proceeds from our IPO. We used a portion of the proceeds generated from our IPO to repay the outstanding balance of our term loan of $62.6 million. In addition, we paid $10.7 million to the former holders of our Series E-1 convertible redeemable preferred stock. We incurred $1.7 million in debt issuance costs primarily related to our term loan and generated $0.3 million in cash inflows from stock option and warrant exercises.

For the year ended December 31, 2011, our financing activities generated net cash used of $11.5 million. During 2011, we repaid the $13.0 million outstanding balance under our line of credit, incurred debt issuance costs of $0.1 million related to the extension and expansion of our line of credit, and used $0.2 million related to payments under a capital lease.  These were partially offset by $1.8 million in cash inflows from stock option exercises.

Debt Obligations

Senior Credit Facility

On January 9, 2013, we refinanced our existing credit agreement and entered into a new credit agreement, or the Credit Agreement, with Bank of America, N.A. as administrative agent, swing line lender and L/C issuer, Silicon Valley Bank as syndication agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated as sole lead arranger and sole book manager, and the lenders from time to time party thereto.  We refer to the Credit Agreement and related documents as the Senior Credit Facility.

The Senior Credit Facility provides for an $85.0 million revolving line of credit, which we can increase to $110.0 million subject to the conditions set forth in the Credit Agreement. The revolving line of credit also includes a letter of credit subfacility of $10.0 million and a swing line loan subfacility of $5.0 million. The Senior Credit Facility has a maturity date of January 9, 2018. As of December 31, 2013, we had no debt outstanding under our Senior Credit Facility.  For the year ended December 31, 2013, we paid an unused commitment fee of $0.3 million, which is included in interest expense in the consolidated statements of operations.

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

The Senior Credit Facility requires us to maintain certain financial covenants. In addition, the Senior Credit Facility requires us to maintain all material proprietary databases and software with a third-party escrow agent in accordance with an escrow agreement that we reaffirmed in connection with the Senior Credit Facility. The Senior Credit Facility also contains certain affirmative and negative covenants limiting, among other things, additional liens and indebtedness, investments and distributions, mergers and acquisitions, liquidations, dissolutions, sales of assets, prepayments and modification of debt instruments, transactions with affiliates, and other matters customarily restricted in such agreements. The Senior Credit Facility also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross defaults to other contractual agreements, events of bankruptcy and insolvency, and a change of control. As of December 31, 2013, we were in compliance with all covenants.

As of December 31, 2013, we had an outstanding letter of credit issued in connection with the revolving line of credit in our Senior Credit Facility in the total amount of $0.1 million.

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

Contractual Obligations

We lease various office facilities, including our corporate headquarters in Tempe, Arizona, under operating lease agreements that expire between 2014 and 2024. As of December 31, 2013, we did not have any debt or material capital lease obligations, all of our property, equipment, and software had been purchased with cash, and we had no material long-term purchase obligations outstanding with any vendors or third parties.

Our future minimum payments under non-cancelable operating leases for office facilities were as follows as of December 31, 2013:

	Payment Due By Period
	Total	Less Than 1 Year	1 -3 Years	4 - 5 Years	More Than 5 Years
Operating leases	$40,563	$3,276	$10,034	$8,510	$18,743

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

Critical Accounting Policies and Estimates

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

In our enterprise segment, we recognize revenue based on a negotiated fee per transaction. In many cases, we also negotiate a monthly minimum fee. Transaction fees in excess of any of the monthly minimum fees are billed and recorded as revenue in addition to the monthly minimum fees. In some instances, we receive up-front non-refundable payments against which the monthly minimum fees are applied. The up-front non-refundable payments are recorded as deferred revenue and recognized as revenue monthly over the usage period. If an enterprise customer does not meet its monthly minimum fee, we bill the negotiated monthly minimum fee and recognize revenue for that amount. Revenue from projects in which we are engaged to deliver a report at the end of the analysis is recorded upon delivery and acceptance of the report.

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

In our consumer segment, we offer identity theft protection services to consumers on a monthly or annual subscription basis. In our enterprise segment, we offer fraud and risk solutions to enterprise customers who pay us based on their monthly volume of transactions with us.

Stock Warrants

We have granted certain stock warrants that are exercisable for shares of our convertible redeemable preferred and common stock. Warrants to acquire convertible redeemable preferred stock are accounted for as liabilities and recognized at their fair value. The carrying value of such warrants is adjusted to fair value at each balance sheet date, with the change in the fair value being recorded as a component of other income (expense). Upon the completion of our IPO in October 2012, the warrants to purchase our convertible redeemable preferred stock were converted to warrants to purchase common stock and, at that time, were reclassified to equity.  Warrants to acquire common stock are recorded in equity on issuance.

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

Interest Rate Sensitivity

Our cash and cash equivalents and marketable securities include cash, commercial paper, corporate debt securities, municipal securities, and certificates of deposit. Cash and cash equivalents also include credit and debit card receivables due from financial intermediaries. Our cash and cash equivalents and marketable securities are for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our cash and cash equivalents and marketable securities as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

Exchange Rate Sensitivity

We bill our customers exclusively in U.S. dollars and therefore our revenue is not subject to foreign currency risk.  However, certain of our operating expenses are incurred in Argentina and are denominated in Argentine pesos and therefore are subject to fluctuations due to changes in foreign currency exchange rates.  Due to the minimal size of our operations in Argentina, we do not believe such changes in foreign currency exchange rates would have a material impact on our results of operations.

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

LifeLock, Inc.

Consolidated Financial Statements

As of December 31, 2013 and 2012 and for the Years Ended December 31, 2013, 2012, and 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of LifeLock, Inc.

We have audited the accompanying consolidated balance sheets of LifeLock, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), convertible redeemable preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LifeLock, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LifeLock, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 19, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Phoenix, Arizona

February 19, 2014

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of LifeLock, Inc.

We have audited LifeLock, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). LifeLock, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, LifeLock, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LifeLock, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), convertible redeemable preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 19, 2014 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Phoenix, Arizona

February 19, 2014

LIFELOCK, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$123,911	$134,197
Marketable securities	48,688	-
Trade and other receivables, net	10,906	7,560
Deferred tax assets, net	13,117	-
Prepaid expenses and other current assets	6,961	5,753
Total current assets	203,583	147,510
Property and equipment, net	16,504	9,701
Goodwill	156,120	129,428
Intangible assets, net	47,213	51,242
Deferred tax assets, net – noncurrent	38,018	-
Other non-current assets	1,812	1,707
Total assets	$463,250	$339,588

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,422	$1,151
Accrued expenses and other liabilities	34,926	27,329
Deferred revenue	119,106	90,877
Total current liabilities	156,454	119,357
Other non-current liabilities	4,640	265
Total liabilities	161,094	119,622
Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value, 300,000,000 authorized at December 31, 2013 and
December 31, 2012; 91,441,771 and 86,561,320 shares issued and
outstanding at December 31, 2013 and December 31, 2012, respectively	91	87
Preferred stock, $0.001 par value, 10,000,000 shares authorized and no shares issued and
outstanding at December 31, 2013 and December 31, 2012	-	-
Additional paid-in capital	469,636	439,883
Accumulated other comprehensive loss	(18)	-
Accumulated deficit	(167,553)	(220,004)
Total stockholders’ equity	302,156	219,966
Total liabilities and stockholders’ equity	$463,250	$339,588

See accompanying notes to consolidated financial statements.

LIFELOCK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Revenue:
Consumer revenue	$340,121	$254,678	$193,949
Enterprise revenue	29,537	21,750	-

Total revenue	369,658	276,428	193,949
Cost of services	100,249	79,916	62,630

Gross profit	269,409	196,512	131,319
Costs and expenses:
Sales and marketing	162,891	122,989	91,217
Technology and development	40,947	29,543	17,749
General and administrative	44,070	24,629	17,510
Amortization of acquired intangible assets	7,909	6,258	-

Total costs and expenses	255,817	183,419	126,476

Income from operations	13,592	13,093	4,843

Other income (expense):
Interest expense	(353)	(3,677)	(231)
Interest income	124	30	8
Change in fair value of warrant liabilities	-	3,117	(8,658)
Change in fair value of embedded derivative	-	(2,785)	-
Other	(21)	(5)	(5)

Total other expense	(250)	(3,320)	(8,886)

Income (loss) before provision for income taxes	13,342	9,773	(4,043)
Income tax (benefit) expense	(39,109)	(13,730)	214

Net income (loss)	52,451	23,503	(4,257)
Accretion of convertible redeemable preferred stock	-	(9,378)	(18,926)
Beneficial conversion feature on convertible redeemable preferred stock	-	(2,452)	-
Net income allocable to convertible redeemable preferred stockholders	-	(5,504)	-

Net income available (loss attributable) to common stockholders	$52,451	$6,169	$(23,183)

Net income available (loss attributable) per share to common stockholders
Basic	$0.59	$0.18	$(1.24)
Diluted	$0.55	$0.09	$(1.24)
Weighted-average common shares outstanding:
Basic	88,636	35,082	18,725
Diluted	95,946	62,191	18,725

See accompanying notes to consolidated financial statements.

LifeLock, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Net income (loss)	$52,451	$23,503	$(4,257)
Other comprehensive loss, net of tax
Unrealized loss on marketable securities	(18)	-	-

Comprehensive income (loss)	$52,433	$23,503	$(4,257)

See accompanying notes to consolidated financial statements.

LIFELOCK, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

	Convertible Redeemable Preferred Stock
	Series A		Series B		Series C		Series D		Series E		Series E-1		Series E-2
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2011	6,428,571	$6,155	6,850,000	$9,661	5,677,571	$38,662	10,094,389	$71,803	–	$–	–	$–	–	$–
Accretion on convertible redeemable preferred stock	–	595	–	614	–	3,920	–	13,797	–	–	–	–	–	–
Balance, December 31, 2011	6,428,571	6,750	6,850,000	10,275	5,677,571	42,582	10,094,389	85,600	–	–	–	–	–	–
Issuance of stock, net of offering costs	–	–	–	–	–	–	–	–	11,486,999	85,215	1,586,778	11,542	2,284,960	16,951
Accretion on convertible redeemable preferred stock	–	–	–	–	–	–	–	–	–	6,804	–	1,220	–	1,354
Beneficial conversion feature	–	–	–	–	–	–	–	–	–	(2,045)	–	–	–	(407)
Accumulated accretion of beneficial conversion feature	–	–	–	–	–	–	–	–	–	2,045	–	–	–	407
Conversion of outstanding convertible redeemable preferred stock to common stock	(6,428,571)	(6,750)	(6,850,000)	(10,275)	(5,677,571)	(42,582)	(10,094,389)	(85,600)	(11,486,999)	(92,019)	(1,586,778)	(12,762)	(2,284,960)	(18,305)
Balance, December 31, 2012	–	–	–	–	–	–	–	–	–	–	–	–	–	–

Balance, December 31, 2013	–	$–	–	$–	–	$–	–	$–	–	$–	–	$–	–	$–

	Stockholders’ Equity (Deficit)
			Additional	Accum. Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance, January 1, 2011	18,541,294	$19	$12,354	$–	$(208,494)	$(196,121)
Stock option exercises	856,207	–	1,752	–	–	1,752
Share-based compensation	–	–	3,285	–	–	3,285
Accretion on convertible redeemable
preferred stock	–	–	–	–	(18,926)	(18,926)
Net loss	–	–	–	–	(4,257)	(4,257)
Balance, December 31, 2011	19,397,501	19	17,391	–	(231,677)	(214,267)
Issuance of stock, net of offering costs	15,500,000	16	125,647	–	–	125,663
Stock option and warrant exercises	558,607	1	298	–	–	299
Common shares surrendered on net settlement
of option and warrant exercises	(215,225)	–	(356)	–	–	(356)
Share-based compensation	–	–	6,758	–	–	6,758
Accretion on convertible redeemable
preferred stock	–	–	–	–	(9,378)	(9,378)
Beneficial conversion feature	–	–	2,452	–	–	2,452
Accumulated accretion of beneficial
conversion feature	–	–	–	–	(2,452)	(2,452)
Conversion of outstanding convertible
redeemable preferred stock to common stock	51,320,437	51	268,242	–	–	268,293
Conversion of outstanding warrants to
purchase convertible redeemable
preferred stock to warrants to purchase
common stock	–	–	19,451	–	–	19,451
Net income	–	–	–	–	23,503	23,503
Balance, December 31, 2012	86,561,320	87	439,883	–	(220,004)	219,966
Stock option and warrant exercises	4,621,091	4	14,670	–	–	14,674
Shares purchased under ESPP	107,074	–	819	–	–	819
Share-based compensation	–	–	14,700	–	–	14,700
Vesting of restricted stock units	136,886	–	–	–	–	–
Restricted stock units surrendered in lieu of withholding taxes	(29,374)	–	(436)	–	–	(436)
Restricted stock issued	44,774	–	–	–	–	–
Other comprehensive loss	–	–	–	(18)	–	(18)
Net income	–	–	–	–	52,451	52,451
Balance, December 31, 2013	91,441,771	$91	$469,636	$(18)	$(167,553)	$302,156

See accompanying notes to consolidated financial statements.

LIFELOCK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Operating activities
Net income (loss)	$52,451	$23,503	$(4,257)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,796	10,427	3,740
Write-off of deferred financing costs from early payoff of debt	-	1,443	-
Share-based compensation	14,700	6,758	3,285
Provision for doubtful accounts	231	46	(28)
Accretion of marketable securities	323	-	-
Change in fair value of warrant liabilities	-	(3,117)	8,658
Change in fair value of embedded derivative	-	2,785	-
Deferred income tax benefit	(39,197)	(14,185)	-
Other	21	5	5
Change in operating assets and liabilities:
Trade and other receivables	(3,127)	(2,766)	(1,067)
Prepaid expenses and other current assets	(1,080)	1,334	(901)
Other non-current assets	328	(1,305)	(287)
Accounts payable	518	(2,945)	1,677
Accrued expenses and other liabilities	6,920	5,913	542
Deferred revenue	28,115	20,782	13,440
Other non-current liabilities	4,374	(255)	(463)
Net cash provided by operating activities	77,373	48,423	24,344

Investing activities
Acquisition of businesses, net of cash acquired	(42,369)	(157,430)	-
Acquisition of property and equipment	(10,417)	(7,498)	(2,031)
Purchase of marketable securities	(50,775)	-	-
Sale and maturities of marketable securities	1,353	-	-
Decrease in restricted cash	-	1,748	500
Net cash used in investing activities	(102,208)	(163,180)	(1,531)

Financing activities
Proceeds from:
Term loan	-	68,000	-
Initial public offering, net of offering costs	-	125,663	-
Issuance of convertible redeemable preferred stock, net of offering costs	-	102,165	-
Issuance of warrants	-	4,373	-
Stock based compensation plans	15,425	298	1,752
Payments for:
Term loan	-	(68,000)
Revolving line of credit	-	-	(13,010)
Obligations under capital lease	-	-	(154)
Payments to Series E-1 convertible redeemable preferred stockholders	-	(10,719)	-
Employee tax withholdings related to restricted stock units	(436)	-	-
Debt issuance costs	(440)	(1,676)	(132)
Net cash provided by (used in) financing activities	14,549	220,104	(11,544)
Net increase (decrease) in cash and cash equivalents	(10,286)	105,347	11,269
Cash and cash equivalents at beginning of year	134,197	28,850	17,581
Cash and cash equivalents at end of year	$123,911	$134,197	$28,850

	Year Ended December 31,
	2013	2012	2011
Supplemental cash flow information:
Cash paid during the period for:
Interest	$267	$1,836	$316
Income taxes	1,121	518	94
Supplemental information for non-cash investing activities:
Accrued capital expenditures	1,300	127	-
Supplemental information for non-cash financing activities:
Convertible redeemable preferred stock issued as part of purchase price for ID Analytics	-	11,542	-
Preferred stock embedded derivative issued as part of purchase price for ID Analytics	-	7,934	-

See accompanying notes to consolidated financial statements.

LIFELOCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1. Corporation Information

We provide proactive identity theft protection services to our consumer subscribers, whom we refer to as our members, on an annual or monthly subscription basis. We also provide fraud and risk solutions to our enterprise customers.

We were incorporated in Delaware on April 12, 2005 and are headquartered in Tempe, Arizona. On March 14, 2012, we acquired ID Analytics and its wholly owned subsidiary IDA Inc., each of which is incorporated in Delaware.

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

On December 11, 2013, we acquired mobile wallet innovator Lemon for approximately $42,369 in cash, net of cash acquired, and introduced our new LifeLock Wallet mobile application. The LifeLock Wallet mobile application allows consumers to replicate and store a digital copy of their personal wallet contents on their smart device for records backup, as well as transaction monitoring and mobile use of items such as credit, identification, ATM, insurance, and loyalty cards. The LifeLock Wallet mobile application also offers our members one-touch access to our identity theft protection services.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

Basis of Consolidation

The consolidated financial statements include our accounts and those of our wholly and indirectly owned subsidiaries. We eliminate all intercompany balances and transactions, including intercompany profits, and unrealized gains and losses in consolidation.

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

In our consumer segment, we offer proactive identity theft protection services to our members on an annual or monthly subscription basis. In our enterprise segment, we offer fraud and risk solutions to our enterprise customers.

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

We offer services to consumers primarily on an annual or monthly subscription basis that may include free trial periods. We typically bill subscription fees to our members’ credit card. We recognize revenue for subscriptions ratably from the last of cash receipt, activation of a member’s account, or expiration of free trial periods through the termination of the subscription period.

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

If the carrying value assigned to a reporting unit exceeds its estimated fair value in the first step, then we perform the second step of the impairment test. In this step, we assign the fair value of the reporting unit calculated in step one to all of the assets and liabilities of that reporting unit, as if a market participant just acquired the reporting unit in a business combination. The excess of the fair value of the reporting unit determined in the first step of the impairment test over the total amount assigned to the assets and liabilities in the second step of the impairment test represents the implied fair value of goodwill. If the carrying value of a reporting unit’s goodwill exceeds the implied fair value of its goodwill, we would record an impairment loss equal to the difference. If there is no such excess, then all goodwill for that reporting unit is considered not to be impaired. No impairment was recorded to goodwill for the year ended December 31, 2013.

Intangible Assets, Net

In connection with our acquisitions of ID Analytics and Lemon, we recorded certain finite-lived intangible assets. We amortize the acquisition date fair value of these assets over the estimated useful lives of the assets.

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

Cash and cash equivalents also include credit card and debit card receivables. The majority of payments due from financial intermediaries for credit card and debit card transactions process within 72 hours, except for transactions occurring on a Friday, which are generally processed the following Monday. Amounts due from financial intermediaries for these transactions classified as cash and cash equivalents totaled $1,623 and $2,356 as of December 31, 2013 and 2012, respectively.

Marketable Securities

We hold investments in marketable securities consisting of corporate debt securities, municipal debt securities, and certificates of deposit. We determine the appropriate classification of marketable securities at the time of purchase and reevaluate such determination at each balance sheet date. As of December 31, 2013, we classified all marketable securities as current as such investments are available to fund current operations.  Based on our intentions regarding our marketable securities, all marketable securities are classified as available-for-sale and are carried at fair value with unrealized gains and losses recorded as a separate component of other comprehensive income, net of income taxes on the consolidated statements of comprehensive income (loss). Realized gains and losses and declines in fair value determined to be other-than-temporary are determined using the specific-identification method and are reflected as a component of other income (expense) in the consolidated statements of operations. We periodically review our marketable securities for other-than temporary declines in fair value and write down such marketable securities when an other-than-temporary decline has occurred. No such impairments of marketable securities have been recorded to date.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts to provide for uncollectible trade receivables. We base the allowance on historical collections, write-off experience, current economic trends, and changes in customer payment terms and other factors that may affect our ability to collect payments. As of December 31, 2013 and 2012, our allowance for doubtful accounts was $104 and $134, respectively.

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

Share-Based Compensation

We measure share-based compensation cost at fair value, net of estimated forfeitures. We determine fair value at the grant date using the Black-Scholes option pricing model with compensation cost amortized on a straight-line basis over each award’s full vesting period, except for awards with performance conditions, which we recognize using the accelerated method. Because of the lack of sufficient historical data to calculate expected term of equity awards, we use the average of the vesting term and the contractual term to estimate the expected term for service-based options granted to employees. We estimate volatility by utilizing our historical share price and the historical volatility of comparable companies with publicly available share prices. We include share-based compensation expense in cost of services, sales and marketing, technology and development, and general and administrative expenses consistent with the respective employees’ department in the consolidated statement of operations. The fair value of restricted stock units and restricted stock is based on the value of our stock on the grant date. Compensation cost for restricted stock units is amortized on a straight-line basis over each award’s full vesting period.

Advertising Costs

We expense advertising costs as incurred, except for direct-response advertising costs. Direct-response advertising costs include telemarketing, web-based marketing, and direct mail costs related directly to membership solicitation. Advertising expense totaled approximately $86,165, $66,049, and $54,567 for the years ended December 31, 2013, 2012, and 2011, respectively.

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

Income Taxes

We account for income taxes using the asset and liability method. We recognize deferred tax assets and liabilities for the future tax benefits and consequences attributable to temporary differences between the financial reporting basis of assets and liabilities and their related tax basis. We measure deferred tax assets and liabilities using the enacted tax rates expected to be in effect in the years in which those temporary differences are expected to be recovered or settled. We report any penalties and interest related to income taxes in income tax expense. We provide a valuation allowance for deferred tax assets when it is more likely than not that the related benefits will not be realized. The determination of recording or releasing tax valuation allowances is made pursuant to an assessment performed by management regarding the likelihood that we will generate future taxable income against which benefits of our deferred tax assets may or may not be realized.  This assessment requires management to exercise significant judgment and make estimates with respect to our ability to generate revenues, gross profits, operating income, and taxable income in future periods.

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

Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, which supersedes and replaces the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05 and 2011-12. The amendment requires that an entity must report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 was effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. We adopted the amended standards beginning January 1, 2013. As there were no amounts reclassified out of other comprehensive income during the years ended December 31, 2013 or 2012, there was no impact on our financial position, results of operations, or cash flows.

In March 2013, the FASB issued ASU 2013-04, which provides guidance on the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. The update requires an entity to measure obligations resulting from joint and several liability obligations for which the total amount of the obligation within the scope of the update is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangements among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in ASU 2013-04 are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2013 and must be applied retrospectively. We do not expect the adoption of ASU 2013-04 in the first quarter of 2014 to have a material impact on our financial position, results of operations, or cash flows.

In July 2013, the FASB issued ASU 2013-11, which requires a reporting entity to present an unrecognized tax benefit as a liability in the financial statements separate from deferred tax assets if a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available as of the reporting date to settle taxes that would result from the disallowance of the tax position or if a reporting entity does not intend to use the deferred tax asset for such purpose. The amendments in ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2013.  We do not expect the adoption of ASU 2013-11 to have a material impact on our consolidated financial statements.

3. Business Combinations

Acquisition of ID Analytics

In the first quarter of 2012, we acquired ID Analytics, a provider of fraud and risk solutions and a strategic technology partner of ours since 2009. The aggregate purchase price consisted of approximately $166,474 of cash paid at the closing (cash paid net of cash acquired was $157,430) and 1,586,778 shares of Series E-1 convertible redeemable preferred stock with a fair value of approximately $19,476 as of the acquisition date. We accounted for the acquisition using the acquisition method. Accordingly, we allocated the total purchase price to the tangible and identifiable intangible assets acquired and the net liabilities assumed based on their respective fair values on the acquisition date. As a result of the acquisition, we recorded goodwill in the amount of $129,428, of which $69,891 was assigned to our consumer segment and $59,537 was assigned to our enterprise segment, identifiable definite-lived intangible assets of $57,500, which was comprised of $4,000 related to trade name and trademarks, $33,000 related to technology, and $20,500 related to customer relationships, and net liabilities assumed of $978. The overall weighted-average life of the identifiable definite-lived intangible assets acquired was 7.6 years, which will be amortized over their respective useful lives. Our consolidated financial statements for the year ended December 31, 2012 include the results of operations of ID Analytics from the date of acquisition.

Acquisition of Lemon

On December 11, 2013, we acquired Lemon, a mobile wallet innovator. In connection with this acquisition, we launched our new LifeLock mobile application. The aggregate purchase price consisted of approximately $42,369 of cash paid at the closing (net of cash acquired of $3,315).

Our consolidated financial statements for the year ended December 31, 2013 include the results of operations of Lemon from the date of acquisition. The total purchase consideration has been preliminarily allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition, as determined by management and, with respect to identifiable intangible assets, by management with the assistance of a valuation provided by a third-party valuation firm. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill in our consumer segment.  The estimated fair values of assets acquired and liabilities assumed are considered preliminary and are based on information that was available as of the acquisition date.  Certain items, specifically the fair value of intangible assets, deferred taxes, and taxes payable may be subject to change as additional information is received and certain tax returns are filed.  Thus, the provisional measurements of fair value are subject to change.  We expect to finalize the valuation as soon as practicable, but no later than one year from the date of acquisition.

We accounted for this acquisition using the acquisition method in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. Accordingly, we have preliminarily allocated the purchase price of the acquired assets and liabilities based on their estimated fair values as of the acquisition date as summarized in the following table:

Net assets assumed	$3,184
Deferred tax assets, net – noncurrent	11,929
Intangible assets acquired	3,880
Goodwill	26,691
Total purchase price consideration	$45,684

The following is a description of the allocation of the purchase price to the net assets acquired:

Cash	$3,315
Prepaid expenses and other current assets	128
Total tangible assets acquired	3,443
Accrued expenses	(145)
Deferred revenue	(114)
Total liabilities assumed	(259)
Net assets assumed	$3,184

The following were the identified intangible assets acquired at their preliminary fair value and the respective preliminary estimated periods over which such assets will be amortized:

		Weighted-
		Average
		Useful Life
	Amount	(in years)
Trade name and trademarks	$60	1.0
Customer relationships	530	1.0
Technology	3,290	7.0
	$3,880

The preliminary total weighted-average amortization period for the identifiable intangible assets acquired from Lemon is 6.0 years. We expect to recognize amortization expense over the next seven years.

The goodwill resulting from the acquisition of Lemon is not deductible for income tax purposes. The preliminary goodwill is primarily attributable to the assembled workforce and expanded market opportunity when integrating Lemon’s mobile application with our existing identity theft protection services.

In determining the preliminary purchase price allocation, we considered, among other factors, how a market participant would likely use the acquired assets and the historical and estimated future demand for Lemon’s services. The preliminary estimated fair value of intangible assets was based on the income approach. The income approach requires a projection of the cash flow that the asset is expected to generate in the future. The projected cash flow is discounted to its present value using a rate of return, or discount rate, which accounts for the time value of money and the degree of risk inherent in the asset. The expected future cash flow that is projected should include all of the economic benefits attributable to the asset, including the tax savings associated with the amortization of the intangible asset value over the tax life of the asset. The income approach may take the form of a “relief-from-royalty” methodology, a cost savings methodology, a “with and without” methodology, or excess earnings methodology, depending on the specific asset under consideration.

The “relief-from-royalty” method was used to value the trade names and trademarks and technology acquired from Lemon. The “relief-from-royalty” method estimates the cost savings that accrue to the owner of an intangible asset that would otherwise be required to pay royalties or license fees on revenues earned through the use of the asset. The royalty rate used is based on an analysis of empirical, market-derived royalty rates for guideline intangible assets. Typically, revenue is projected over the expected remaining useful life of the intangible asset. The royalty rate is then applied to estimate the royalty savings. The key assumptions used in valuing the existing trade names and trademarks acquired were as follows: royalty rate of 1.5%, discount rate of 18.5%, tax rate of 39.3%, and an economic useful life of one year.  The key assumptions used in valuing the technology acquired were as follows: royalty rate of 12.75%, discount rate of 18.5%, tax rate of 39.3%, and an economic life of seven years.

The customer relationships were valued using a form of the income approach utilizing the excess earnings method. Inherent in the excess earnings method is the recognition that, in most cases, all of the assets of the business, both tangible and intangible, contribute to the generation of the cash flow of the business and the net cash flows attributable to the subject asset must recognize the support of the other assets which contribute to the realization of the cash flows. The contributory asset charges are based on the fair value of the contributory assets and either pre-tax or after-tax cash flows are assessed charges representing “returns on” the contributory assets. A contributory asset charge for the use of the technology was assessed on pre-tax cash flows, while contributory asset charges for the use of the working capital, fixed assets, and assembled work force have been deducted from the after-tax cash flow in each year to determine the net future cash flow attributable to the relationships. This future cash flow was then discounted using an estimated required rate of return for the asset to determine the present value of the future cash flows attributable to the asset. The key assumptions used in valuing the customer relationships acquired were as follows: discount rate of 18.5%, tax rate of 39.3%, and estimated weighted-average economic life of one year.

Acquisition related costs recognized for the year ended December 31, 2013 included transaction costs of $1,068, which we have classified primarily in general and administrative expense in our consolidated statements of operations. Transaction costs included expenses such as legal, accounting, valuation, and other professional services.

For the year ended December 31, 2013, Lemon contributed immaterial revenue and net loss to our operating results.

Had the acquisition of Lemon occurred on January 1, 2012, our pro forma consolidated revenue for the year ended December 31, 2013 would have been $370,409 (unaudited), and our pro forma net income for the year ended December 31, 2013 would have been $48,966 (unaudited).

Had the acquisition of Lemon occurred on January 1, 2012, our pro forma consolidated revenue for the year ended December 31, 2012 would have been $276,623 (unaudited), and our pro forma net income for the year ended December 31, 2012 would have been $17,567 (unaudited).

4. Marketable Securities

The following is a summary of marketable securities designated as available-for-sale as of December 31, 2013:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Corporate bonds	$37,399	$1	$(29)	$37,371
Municipal bonds	10,820	2	(3)	10,819
Certificates of deposit	498	-	-	498
Total marketable securities	$48,717	$3	$(32)	$48,688

All marketable securities are classified as current regardless of contractual maturity dates because we consider such investments to represent cash available for current operations.

As of December 31, 2013, we did not consider any of our marketable securities to be other-than-temporarily impaired.  When evaluating our investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer, our ability and intent to hold the security and whether it is more likely than not that we will be required to sell the investment before recovery of its cost basis.

The following is a summary of amortized cost and estimated fair value of marketable securities as of December 31, 2013, by maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Due in one year or less	$47,398	$3	$(32)	$47,369
Due after one year	1,319	-	-	1,319
Total marketable securities	$48,717	$3	$(32)	$48,688

We did not hold any marketable securities as of December 31, 2012.

5. Trade and Other Receivables

Trade and other receivables consisted of the following as of December 31:

	2013	2012

Trade receivables	$5,796	$6,125
Other receivables	5,214	1,569
Less allowance for doubtful accounts	(104)	(134)
	$10,906	$7,560

6. Property and Equipment, Net

Property and equipment consisted of the following as of December 31:

	2013	2012
Computer software	$12,318	$9,003
Telecommunications, network and computing equipment	12,923	8,039
Leasehold improvements	4,223	4,140
Furniture, fixtures and office equipment	2,980	2,859
	32,444	24,041
Less accumulated depreciation and amortization	(21,081)	(17,514)
	11,363	6,527
Assets not yet placed in service	5,141	3,174
	$16,504	$9,701

Depreciation expense on property and equipment for the years ended December 2013, 2012, and 2011 was $4,887, $4,169, and $3,740, respectively.

7. Other Intangible Assets

Our acquisition-related intangible assets are as follows:

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Amount

Trade name and trademarks	$4,060	$(1,439)	$2,621
Technology	36,290	(8,485)	27,805
Customer relationships	21,030	(4,243)	16,787
	$61,380	$(14,167)	$47,213

Amortization expense for the years ended December 31, 2013, 2012, and 2011 was $7,909 and $6,258, and zero, respectively. Estimated future amortization of acquisition-related intangible asset for future periods is as follows:

Years Ending December 31,
2014	$8,899
2015	8,334
2016	8,334
2017	7,698
2018	7,534
Thereafter	6,414
$47,213

8. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following as of December 31:

	2013	2012
Marketing, commissions and other services	$9,678	$11,814
Employee salaries, wages, and benefits	15,619	10,643
Sales, property and income taxes	928	1,536
Consulting, contract labor and professional fees	7,496	2,176
Other	1,205	1,160
	$34,926	$27,329

9. Financing Arrangements

Credit Agreement

On January 9, 2013, we refinanced our existing credit agreement and entered into a new credit agreement (the “Credit Agreement”) with Bank of America, N.A. as administrative agent, swing line lender and L/C issuer, Silicon Valley Bank as syndication agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated as sole lead arranger and sole book manager, and the lenders from time to time party thereto. We refer to the Credit Agreement and related documents as the “Senior Credit Facility.” The Senior Credit Facility provides for an $85,000 revolving line of credit, which we can increase to $110,000 subject to the conditions set forth in the Credit Agreement. The revolving line of credit also includes a letter of credit subfacility of $10,000 and a swing line loan subfacility of $5,000. The Senior Credit Facility has a maturity date of January 9, 2018. As of December 31, 2013, we had no outstanding debt under our Senior Credit Facility.  We paid unused commitment fees of $267 for the year ended December 31, 2013, which is included in interest expense in the consolidated statements of operations.

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

The Senior Credit Facility requires us to maintain certain financial covenants. In addition, the Senior Credit Facility requires us to maintain all material proprietary databases and software with a third-party escrow agent in accordance with an escrow agreement that we reaffirmed in connection with the Senior Credit Facility. The Senior Credit Facility also contains certain affirmative and negative covenants limiting, among other things, additional liens and indebtedness, investments and distributions, mergers and acquisitions, liquidations, dissolutions, sales of assets, prepayments and modification of debt instruments, transactions with affiliates, and other matters customarily restricted in such agreements. The Senior Credit Facility also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross defaults to other contractual agreements, events of bankruptcy and insolvency, and a change of control. As of December 31, 2013, we were in compliance with all covenants.

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

Letters of Credit

During 2012, we cancelled three standby letters of credit and replaced them with $1,300 in letters of credit issued against the $2,000 revolving line of credit provided under the prior credit agreement. The restrictions on the cash used to fully collateralize the standby letters of credit were released in July 2012. In August 2013, a letter of credit in the amount of $1,200 was released by the counterparty in connection with the execution of the amendment to our office lease with respect to our headquarters.  As such, we had an outstanding letter of credit in the amount of $100 as of December 31, 2013.

10. Operating Leases

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

Rent expense incurred under operating leases for the years ended December 31, 2013, 2012, and 2011 was $3,546, $2,758, and $1,764, respectively.

Associated with operating leases, we have received tenant improvement allowances from lessors. We record the value of these improvements as fixed assets when acquired and amortize the assets over the term of the lease. We record an offsetting obligation as deferred rent and amortize it as a reduction to lease expense on a straight-line basis over the lease term.

The following summarizes the future minimum lease payments for outstanding operating lease agreements as of December 31, 2013:

2014	$3,276
2015	4,922
2016	5,112
2017	4,919
2018	3,591
Thereafter	18,743
$40,563

11. Stockholders’ Equity

Common Stock

We have authorized 300,000,000 shares of common stock, with a par value of $0.001 per share. As of December 31, 2013, we had 91,441,771 shares of common stock outstanding.

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

We evaluated each of our series of convertible preferred stock and determined that each should be considered an “equity host” and not a “debt host.” This evaluation was necessary to determine if any embedded features required bifurcation and, therefore, would be required to be accounted for separately as a derivative liability. Our analysis followed the “whole instrument approach,” which compares an individual feature against the entire preferred stock instrument that includes that feature. Our analysis was based on a consideration of the economic characteristics and risks of the preferred stock and, more specifically, evaluated all of the stated and implied substantive terms and features of such stock, including (1) whether the preferred stock included redemption features; (2) how and when any redemption features could be exercised; (3) whether the holders of preferred stock were entitled to dividends; (4) the voting rights of the preferred stock; and (5) the existence and nature of any conversion rights. As a result of our determination that each series of the preferred stock was an “equity host,” we determined that the embedded conversion options did not require bifurcation as derivative liabilities.

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

We have authorized 10,000,000 shares of preferred stock, with a par value of $0.001 per share. As of December 31, 2013 and 2012, no shares of preferred stock were issued and outstanding.

Stock Warrants

As of December 31, 2013, we had the following warrants to purchase common stock outstanding:

Expiration Date	Shares	Exercise Price
October 3, 2014	2,334,044	0.70
December 19, 2014	166,666	4.50

On October 9, 2012, warrants to purchase Series E and E-2 convertible redeemable preferred stock were terminated in connection with the closing of our IPO and we recognized a gain of $4,372 in other income (expense).

12. Share-Based Compensation

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

The total amount of compensation cost for stock-based payment arrangements recognized in the consolidated statements of operations related to stock options, restricted stock units, and performance stock units was $14,700, $6,758, and $3,285 for the years ended December 31, 2013, 2012, and 2011, respectively.

As of December 31, 2013, a total of $56,250 of unrecognized compensation costs related to unvested stock options and unvested restricted stock units issued are expected to be recognized over the remaining weighted-average period of 3.2 years.

Employee Stock Purchase Plan

In October 2012, we adopted an employee stock purchase plan (the “ESPP”). The ESPP allows substantially all full-time and part-time employees to acquire shares of our common stock through payroll deductions over six month offering periods. The per share purchase price is equal to the lesser of 85% of the fair market value of a share of our common stock on the grant date or 85% of the fair market value of a share of our common stock on the last day of the offering period. Purchases are limited to 15% of an employee’s salary, up to a maximum of $25,000 of stock value per calendar year. We are authorized to grant up to 2,000,000 shares of our common stock under the ESPP. As of December 31, 2013, 107,074 shares of common stock had been issued under the ESPP. We recognized expense with respect to the ESPP of $338 and $76 for the years ended December 31, 2013 and 2012, respectively.

Stock Options

The following table summarizes information on the activity of stock options, including performance-based options, under the 2006 and 2012 Plans for the years ended December 31:

	2013		2012		2011
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Outstanding at beginning of year	12,273,815	$4.24	8,660,771	$3.07	9,053,803	$2.88
Granted	5,494,969	11.57	5,127,486	6.19	1,477,013	4.26
Exercised	(4,489,459)	3.27	(306,819)	2.39	(856,207)	2.05
Expired	(33,951)	3.22	(357,482)	3.70	(466,852)	4.41
Forfeited	(1,861,123)	7.40	(850,141)	4.91	(546,986)	3.61
Outstanding at end of year	11,384,251	$7.62	12,273,815	$4.22	8,660,771	$3.07

Exercisable at end of year	4,235,609	$4.39	6,379,166	$2.98	5,113,662	$2.78

The following table summarizes additional information about stock options, including performance-based options, outstanding and exercisable as of December 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Under Option	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price Per Share	Shares Under Option	Weighted- Average Exercise Price Per Share
$0.01 - $3.50	2,243,070	4.96	$2.43	2,137,953	$2.43
$3.51 - $7.00	3,250,734	7.54	4.85	1,401,826	4.62
$7.01 - $10.50	2,055,167	8.83	9.21	344,271	8.78
$10.51 - $14.00	3,264,580	9.34	11.38	351,559	11.08
$14.01 - $17.50	570,700	9.84	15.55	-	-
	11,384,251			4,235,609

The weighted-average fair value of our outstanding stock options was $5.88, $2.57, and $1.29, for the years ended December 31, 2013, 2012, and 2011, respectively. Such amounts were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions at December 31:

	2013	2012	2011
Expected volatility	106.1%	94.6%	60.0%
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	1.3%	1.2%	2.0%
Expected term (years)	6.05	6.15	6.11

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

The weighted-average fair value of the options granted in the years ended December 31, 2013, 2012, and 2011 was $9.48, $4.74, and $2.43, respectively. The total intrinsic value of options exercised in 2013, 2012, and 2011 was $41,793, $1,472, and $2,230, respectively. As of December 31, 2013, the total intrinsic value of outstanding and exercisable stock options was $99,204 and $50,916, respectively.

Restricted Stock Units

The following table summarizes unvested restricted stock units activity under the 2012 Plan for the years ended December 31, 2012, and 2013:

	Restricted Stock Units	Weighted - Average Grant Date Fair Value (per share)
Unvested at December 31, 2011	-	$-
Granted	276,250	9.00
Vested	(8,750)	9.00
Forfeited	-	-
Unvested at December 31, 2012	267,500	$9.00
Granted	438,879	13.90
Vested	(128,136)	9.34
Forfeited	-	-
Unvested at December 31, 2013	578,243	$12.65

There were no restricted stock units granted prior to the year ended December 31, 2012.

13. Employee Benefits

In 2008, we initiated a 401(k) retirement plan, which is a defined contribution retirement plan, for eligible employees. Employees are eligible to participate on the first day of service. Under the terms of the plan, employees are entitled to contribute from 1% to 100% of their total compensation, within limitations established by the Internal Revenue Code. We match 100% of the first 6% of each employee’s contribution and may also contribute additional amounts at our discretion, all subject to immediate vesting. The cost of employer contributions to the plan was $2,488, $1,908, and $1,624, for the years ended December 31, 2013, 2012, and 2011, respectively.

14. Fair Value Measurements

As of December 31, 2013 and December 31, 2012, the fair value of our financial assets was as follows:

	Level 1	Level 2	Level 3	Total
December 31, 2013
Assets:
Commercial paper (1)	$-	$45,110	$-	$45,110
Money market funds (1)	911	-	-	911
Corporate bonds (2)	-	37,371	-	37,371
Municipal bonds (2)	-	10,819	-	10,819
Certificates of deposit (2)	-	498	-	498
Total assets measured at fair value	$911	$93,798	$-	$94,709

December 31, 2012
Assets:
Commercial paper (1)	$-	$35,023	$-	$35,023
Total assets measured at fair value	$-	$35,023	$-	$35,023

(1)	Classified in cash and cash equivalents
(2)	Classified in marketable securities

15. Net Income (Loss) Per Share

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

The following table sets forth the computation of basic and diluted net income available (loss attributable) per share attributable to common stockholders for the years ended December 31:

	2013	2012	2011
Net income (loss)	$52,451	$23,503	$(4,257)
Less:
Accretion of convertible redeemable preferred
stock redemption premium	-	(9,378)	(18,926)
Beneficial conversion feature on convertible
redeemable preferred stock	-	(2,452)	-
Net income allocable to convertible redeemable
preferred stockholders	-	(5,504)	-
Net income available (loss attributable) to common
stockholders	52,451	6,169	(23,183)
Less:
Change in fair value of warrant liabilities	-	(4,382)	-
Accretion of convertible redeemable preferred
stock redemption premium for shares assumed
issued in exercise of warrants	-	(898)	-
Plus:
Net income allocable to convertible redeemable
preferred stockholders	-	4,444	-
Diluted net income available (loss attributable)
to common stockholders	$52,451	$5,333	$(23,183)

Denominator (basic):
Weighted average common shares outstanding	88,635,832	35,081,863	18,725,305
Denominator (diluted):
Weighted average common shares outstanding	88,635,832	35,081,863	18,725,305
Dilutive stock options and awards outstanding	4,991,320	4,088,101	-
Weighted average common shares from
preferred stock	-	22,528,878	-
Weighted average common shares from warrants	2,318,422	491,860	-
Net weighted average common shares outstanding	95,945,574	62,190,702	18,725,305

Net income available (loss attributable) per share to
common stockholders:
Basic	$0.59	$0.18	$(1.24)
Diluted	$0.55	$0.09	$(1.24)

In 2013, 2012, and 2011, potentially dilutive securities were not included in the calculation of diluted loss per share, as their impact would be anti-dilutive.

The following weighted-average number of outstanding employee stock options, restricted stock units, warrants to purchase common and convertible redeemable preferred stock, and convertible redeemable preferred stock were excluded from the computation of diluted net loss per share for the years ended December 31:

	2013	2012	2011
Stock options outstanding	4,315,153	-	2,551,074
Restricted stock units	45,673	-	-
Common equivalent shares from stock warrants	-	3,585,996	2,727,702
Common shares from convertible redeemable
preferred stock	-	8,770,427	29,239,607
	4,360,826	12,356,423	34,518,383

16. Income Taxes

We have deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  For the year ended December 31, 2012, we recorded a valuation allowance on our net deferred tax asset as prior to 2012, we had recorded operating losses.  As a result of operating income generated in 2012 and 2013, management has concluded that our deferred tax assets with the exception of certain state net operating losses that are set to expire in 2014 and 2015 will be realized. Realization of our deferred tax assets, net of liabilities, depends upon the achievement of projected future taxable income.  As a result of the 2013 operating income and our change in judgment regarding the realization of our deferred tax assets, our valuation allowance decreased approximately $47,917 in the year ended December 31, 2013.  During the years ended December 31, 2012 and 2011, our valuation allowance decreased $12,418 and $974, respectively.   The decrease in the valuation allowance during 2012 was principally attributable to the generation of operating profits and net deferred tax liabilities established in connection with the acquisition of ID Analytics.

The components of income tax provision were as follows at December 31:

	2013	2012	2011
Current:
U.S. federal	$30	$388	$36
U.S. state and local taxes	58	67	178
Total current	88	455	214

Deferred:
U.S. federal	(36,631)	(11,877)	-
U.S. state and local taxes	(2,503)	(2,308)	-
Foreign	(63)
Total deferred	(39,197)	(14,185)	-
Total income tax (benefit) expense	$(39,109)	$(13,730)	$214

A reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate is as follows at December 31:

	2013	2012	2011
Statutory federal income tax rate	35.0%	35.0%	34.0%
State tax expense, net of federal benefit	3.8%	6.1%	-4.5%
Nondeductible expense related to stock warrants	0.0%	-11.2%	-72.8%
Nondeductible expense related to embedded derivative	0.0%	10.0%	0.0%
Other nondeductible expenses	6.2%	2.7%	-2.5%
Effect of change in income tax rates	-2.4%	14.4%	5.1%
Impact of state net operating losses	7.0%	-11.4%	15.5%
Stock options	0.1%	0.7%	-4.8%
Other	0.0%	1.0%	0.6%
Expired net operating losses	16.3%	0.0%	0.0%
Reduction in valuation allowance due to business
combination	0.0%	-145.1%	0.0%
Change in valuation allowance	-359.1%	-42.7%	24.1%
Total expense	-293.1%	-140.5%	-5.3%

The following is a summary of the components of our deferred tax assets and liabilities at December 31:

	2013	2012
Deferred tax assets:
Net operating losses and credit carryforwards	$62,570	$62,307
Stock options	6,580	5,513
Deferred rent	1,692	196
Deferred revenue	13	44
Accrued expenses	795	1,310
Other	118	-
Total deferred tax assets	71,768	69,370
Valuation allowance	(1,229)	(49,146)
Net deferred tax assets	$70,539	$20,224

Deferred tax liabilities:
Property and equipment	$(18,777)	$(20,012)
Other	(627)	(212)
Total deferred tax liabilities	(19,404)	(20,224)
Net deferred tax assets	$51,135	$-

We estimate that U.S. federal and state net operating losses (“NOLs”) available to be carried forward approximated $199,408 and $147,321, respectively, as of December 31, 2013. The U.S. federal NOLs expire in the years 2024 through 2033. The majority of the state NOLs will expire between 2014 and 2033. Our ability to utilize our U.S. federal and state NOLs may be limited if we experience an ownership change as defined by Section 382 of the Internal Revenue Code. When a company undergoes such an ownership change, Section 382 limits the future use of NOLs generated before the change in ownership and certain subsequently recognized “built-in” losses and deductions, if any, existing as of the date of the ownership change. A company’s ability to utilize new NOLs arising after the ownership change is not affected. In 2012, we completed an analysis of prior year ownership changes, including whether there were any limitations on the use of NOLs acquired in connection with our acquisition of ID Analytics, we determined that our NOLs as well as the NOLs of ID Analytics were subject to annual limitations under Section 382. However, we determined that none of the NOL carryforwards will expire solely as a result of Section 382 limitations. In 2013, in connection with the acquisition of Lemon, we completed an analysis of Lemon’s prior ownership changes, including the change which arose as a result of our acquisition of Lemon.  As a result of the analysis, we determined that none of Lemon’s NOL carryforwards will expire as a result of 382 limitations.  Inherent in this analysis is the risk that some of Lemon’s 5%or greater shareholders had their own ownership changes, which may impact the results of our analysis.  We have made inquiries to these parties as required by the regulations and have received no responses.  If adverse information is discovered in the future, we will treat this as new information and reflect the impact in that period.  As of December 31, 2013, we had $451 of federal alternative minimum tax credit carryover which does not expire.

As of December 31, 2013 and 2012, we have $14,821 and $1,845, respectively, of unrealized excess tax benefits from stock option exercises which have been removed from our net operating loss deferred tax asset.  When realized upon utilization or our net operating losses, the excess tax benefits will result in a credit to additional paid in capital.

We are subject to taxation in the U.S. and various states. All of our tax years are still subject to U.S. federal, state, and local tax authorities due to our net operating loss, which started in 2006. As of December 31, 2013 and 2012, our unrecognized tax benefits were $393. We had no unrecognized tax benefits as of December 31, 2011. If recognized, the entire amount of unrecognized tax benefit would impact the effective rate.  There are no positions for which it is reasonably possible that the uncertain tax benefit will significantly increase or decrease within twelve months.  As of December 31, 2013, there was no accrued interest or penalties recorded in the consolidated financial statements.

On September 13, 2013, U.S. Treasury and the Internal Revenue Service issued final regulations regarding the deduction and capitalization of expenditures related to tangible property. The final regulations under Internal Revenue Code Sections 162, 167 and 263(a) apply to amounts paid to acquire, produce, or improve tangible property as well as dispositions of such property and are generally effective for tax years beginning on or after January 1, 2014.  We have evaluated these regulations and determined they will not have a material impact on our consolidated results of operations, cash flows, or financial position.

17. Segment Reporting

Following our acquisition of ID Analytics in the first quarter of 2012, we began operating our business and reviewing and assessing our operating performance using two reportable segments: our consumer segment and our enterprise segment. In our consumer segment, we offer proactive identity theft protection services to consumers on an annual or monthly subscription basis. In our enterprise segment, we offer fraud and risk solutions to our enterprise customers.

Financial information about our segments for the year ended December 31, 2013 and as of December 31, 2013 was as follows:

	Consumer	Enterprise	Eliminations	Total
Revenue
External customers	$340,121	$29,537	$-	$369,658
Intersegment revenue	-	5,316	(5,316)	-
Income (loss) from operations	23,997	(10,405)	-	13,592
Goodwill	96,583	59,537	-	156,120
Total assets	349,394	114,337	(481)	463,250

Financial information about our segments for the year ended December 31, 2012 and as of December 31, 2012 was as follows:

	Consumer	Enterprise	Eliminations	Total
Revenue
External customers	$254,678	$21,750	$-	$276,428
Intersegment revenue	-	3,506	(3,506)	-
Income (loss) from operations	18,840	(5,747)	-	13,093
Goodwill	69,891	59,537	-	129,428
Total assets	213,564	129,245	(3,221)	339,588

We allocated goodwill between our segments by estimating the expected synergies to each segment.

We derive all of our revenue from sales in the United States, and substantially all of our long-lived assets are located in the United States.

18. Contingencies

As part of our consumer services, we offer 24x7x365 member service support. If a member’s identity has been compromised, our member service team and remediation specialists will assist the member until the issue has been resolved. This includes our $1 million service guarantee, which is backed by an identity theft insurance policy, under which we will spend up to $1 million to cover certain third-party costs and expenses incurred in connection with the remediation, such as legal and investigatory fees. This insurance also covers certain out-of-pocket expenses, such as loss of income, replacement of fraudulent withdrawals, and costs associated with child and elderly care, travel, and replacement of documents. While we have reimbursed members for claims under this guarantee, the amounts in aggregate for the years ended December 31, 2013, 2012, and 2011 were not material.

In January 2010, Neal Duncan, a former stockholder, filed a breach of contract claim against us in the Superior Court of Maricopa County, Arizona. In his complaint, Mr. Duncan alleged that we breached a purported contract with him and sought an ownership interest in our company equal to 7.5%. In April 2012, the judge granted our motion for summary judgment and dismissed Mr. Duncan's lawsuit. Mr. Duncan has exhausted his avenues of appeal with the Arizona Court of Appeals and the Arizona Supreme Court. As part of our efforts to recover the attorneys’ fees and costs that we were awarded, we acquired 835 shares of our common stock held by Mr. Duncan pursuant to a garnishment proceeding.

In September 2012, Denise Richardson filed a complaint against our company and Todd Davis. Ms. Richardson claims that she was improperly classified as an independent contractor instead of an employee and that we breached the terms of an alleged employment agreement. Ms. Richardson claims she is entitled to equitable relief, compensatory damages, liquidated damages, statutory penalties, punitive damages, interest, costs, and attorneys’ fees. The parties are awaiting the court’s decision with respect to our motion to dismiss.

We are subject to other legal proceedings and claims that have arisen in the ordinary course of business. Although there can be no assurance as to the ultimate disposition of these matters and the proceedings disclosed above, we believe, based upon the information available at this time, that a material adverse outcome related to the matters is neither probable nor estimable.

19.  Selected Quarterly Financial Data (unaudited)

The following table sets forth certain unaudited quarterly results of operations of the Company for the years ended December 31, 2013 and 2012.  In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below for a fair statement of the quarterly information when read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K:

	Three Months Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2013	2013	2013	2013	2012	2012	2012	2012
	(in thousands, except per share data)
Revenue:
Consumer revenue	$94,068	$88,386	$82,574	$75,094	$70,775	$65,579	$61,616	$56,708
Enterprise revenue	8,237	7,353	6,946	7,001	8,041	6,538	6,267	904
Total revenue	102,305	95,739	89,520	82,095	78,816	72,117	67,883	57,612
Gross profit	$76,021	70,804	64,293	58,291	56,627	52,355	48,758	38,772
Income (loss) from operations	$14,041	5,658	(2,191)	(3,916)	5,700	6,223	1,379	(209)
Net income (loss)	$53,206	$5,427	$(2,065)	$(4,117)	$4,080	$7,868	$(6,898)	$18,453
Basic net income (loss) per share	$0.58	$0.06	$(0.02)	$(0.05)	$0.01	$0.06	$(0.56)	$0.34
Diluted net income (loss) per share	$0.54	$0.06	$(0.02)	$(0.05)	$0.01	$(0.16)	$(0.59)	$0.22

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	Controls and Procedures

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined by Rule 13a-15(f) of the Exchange Act).  In assessing the effectiveness of our internal control over financial reporting as of December 31, 2013, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (1992 framework).  Based on such assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this Item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2014 annual meeting of stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2013, and is incorporated in this Annual Report on Form 10-K by reference.

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

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Year ended December 31,	Beginning Balance	Additions (recoveries) – charged to costs and expenses	Deductions	Ending Balance
Allowance for doubtful accounts (1)
2013	$134	$114	$(144)	$104
2012	88	79	(33)	134
2011	115	(27)	—	88
Deferred tax asset valuation allowance(2)
2013	$49,146	(47,917)	—	$1,229
2012	61,564	(12,418)	—	49,146
2011	62,538	(974)	—	61,564
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

LIFELOCK, INC.
Dated: February 19, 2014	By:	/s/ Todd Davis
Todd Davis
Chairman and Chief Executive Officer
LIFELOCK, INC.
Dated: February 19, 2014	By:	/s/ Chris Power
Chris Power
Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Todd Davis, Chris Power, and Clarissa Cerda, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing required and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Todd Davis	Chairman of the Board and Chief Executive Officer	February 19, 2014
Todd Davis	(Principal Executive Officer)

/s/ Chris Power	Chief Financial Officer	February 19, 2014
Chris Power	(Principal Financial and Accounting Officer)

/s/ David Cowan	Director	February 19, 2014
David Cowan

/s/ Chini Krishnan	Director	February 19, 2014
Chini Krishnan

/s/ Roy A. Guthrie	Director	February 19, 2014
Roy A. Guthrie

/s/ Albert A. Pimentel	Director	February 19, 2014
Albert A. (Rocky) Pimentel

/s/ Thomas J. Ridge	Director	February 19, 2014
Thomas J. Ridge

/s/ Gary Briggs	Director	February 19, 2014
Gary Briggs

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1

Agreement and Plan of Merger, dated as of December 11, 2013, by and among LifeLock, Inc., Lavender Acquisition Corporation, Lemon, Inc., and Shareholder Representative Services LLC, as the Securityholder Representative (1)

3.1	Seventh Amended and Restated Certificate of Incorporation of LifeLock, Inc. (2)

3.2	Amended and Restated Bylaws of LifeLock, Inc. (3)

4.1	Form of Common Stock Certificate (4)

4.2	Fourth Amended and Restated Investors’ Rights Agreement, dated as of March 14, 2012, by and among LifeLock, Inc. and the investors named therein (5)

10.1†	Form of Indemnification Agreement by and between LifeLock, Inc. and each of its directors and executive officers (6)

10.2†	Second Amended and Restated Employment Agreement, dated as of September 14, 2012, between LifeLock, Inc. and Todd Davis (7)

10.3†	Second Amended and Restated Employment Agreement, dated as of September 14, 2012, between LifeLock, Inc. and Chris Power (8)

10.3A†	First Amendment to Second Amended and Restated Employment Agreement, dated as of February 15, 2013, between LifeLock, Inc. and Chris Power (9)

10.4†	Second Amended and Restated Employment Agreement, dated as of September 14, 2012, between LifeLock, Inc. and Clarissa Cerda (10)

10.7

Credit Agreement, dated as of January 9, 2013, among LifeLock, Inc., the Guarantors named therein, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Silicon Valley Bank, as Syndication Agent, the other Lenders named therein, and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Sole Lead Arranger and Sole Book Manager (11)

10.8	Office Lease, dated as of May 18, 2007, between LifeLock, Inc. and Hayden Ferry Lakeside, LLC (12)

10.8A	First Amendment to Office Lease, dated as of March 7, 2008, between LifeLock, Inc. and Hayden Ferry Lakeside, LLC (13)
10.8B	Second Amendment to Office Lease, dated as of May 17, 2013, between LifeLock, Inc. and PKY Fund II Phoenix II, LLC (14)
10.8C	Third Amendment to Office Lease, dated effective as of September 13, 2013, between LifeLock, Inc. and PKY Fund II Phoenix II, LLC (15)
10.8D	Fourth Amendment to Office Lease, dated effective as of December 5, 2013, between LifeLock, Inc. and PKY Fund II Phoenix II, LLC (16)

10.9	Lease Agreement, dated as of March 1, 2008, by and between LifeLock, Inc. and BoMin2035M LLC (17)

10.9A	First Amendment to Lease Agreement, dated as of March 17, 2008, by and between LifeLock, Inc. and BoMin2035M LLC (18)

10.9B	Second Amendment to Lease Agreement, dated as of May 14, 2010, by and between LifeLock, Inc. and BoMin2035M LLC (19)

10.10*	Identity Protection Service Provider Agreement, dated as of July 29, 2011, by and between LifeLock, Inc. and Early Warning Services, LLC (20)

10.11*	Amended and Restated Reseller Agreement, dated November 12, 2008, between the Company and CSIdentity Corporation, as amended (21)

10.12†	Amended and Restated 2006 Incentive Compensation Plan (22)

10.13†	Form of Stock Option Agreement under Amended and Restated 2006 Incentive Compensation Plan (23)

10.15†	Employment Agreement, dated as of September 14, 2012, between LifeLock, Inc. and Hilary A. Schneider (24)

10.16†	2012 Incentive Compensation Plan (25)

Exhibit No.	Description of Exhibit

10.17†	Form of Stock Option Agreement and Restricted Stock Unit Agreement under 2012 Incentive Compensation Plan (26)

10.18†	2012 Employee Stock Purchase Plan (27)

10.19†	2012 Performance Bonus Plan (28)
10.20†	Employment Agreement, dated July 29, 2013, between LifeLock, Inc. and Velislav Iltchev (29)

21.1	List of Subsidiaries

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm

24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2013, and incorporated herein by reference.

(2)	Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2012, and incorporated herein by reference.
(3)	Filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2012, and incorporated herein by reference.
(4)

Filed as Exhibit 4.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 19, 2012, and incorporated herein by reference.

(5)	Filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 28, 2012, and incorporated herein by reference.
(6)

Filed as Exhibit 10.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 19, 2012, and incorporated herein by reference.

(7)

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

(9)	Filed as Exhibit 10.3A to the Registrant’s Current Report on Form 8-K filed within the Securities and Exchange Commission on February 22, 2013, and incorporated herein by reference.
(10)

Filed as Exhibit 10.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 14, 2012, and incorporated herein by reference.

(11)	Filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2013, and incorporated herein by reference.
(12)	Filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 28, 2012, and incorporated herein by reference.
(13)	Filed as Exhibit 10.8A to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 28, 2012, and incorporated herein by reference.
(14)	Filed as Exhibit 10.8B to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2013, and incorporated herein by reference.
(15)	Filed as Exhibit 10.8C to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2013, and incorporated herein by reference.
(16)	Filed as Exhibit 10.8D to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2013, and incorporated herein by reference.
(17)	Filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 28, 2012, and incorporated herein by reference.
(18)	Filed as Exhibit 10.9A to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 28, 2012, and incorporated herein by reference.
(19)	Filed as Exhibit 10.9B to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 28, 2012, and incorporated herein by reference.
(20)

Filed as Exhibit 10.10 to Amendment No. 3 the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 27, 2012, and incorporated herein by reference.

(21)

Filed as Exhibit 10.11 to Amendment No. 3 the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 27, 2012, and incorporated herein by reference.

(22)	Filed as Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 28, 2012, and incorporated herein by reference.
(23)	Filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 28, 2012, and incorporated herein by reference.
(24)

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

(27)

Filed as Exhibit 10.18 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 14, 2012, and incorporated herein by reference.

(28)

Filed as Exhibit 10.19 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 14, 2012, and incorporated herein by reference.

(29)	Filed as Exhibit 10.20 to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 31, 2013, and incorporated herein by reference.
†	Indicates management contract or compensatory plan or arrangement.
*	Confidential treatment has been granted by the SEC for portions of this exhibit.