Form 10-Q
period 2014-03-31
LIFELOCK, INC.
filed 2014-05-02
CIK 1383871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 25, 2014, there were outstanding 92,399,121 shares of the registrant’s common stock, $0.001 par value.

LIFELOCK, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2014

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

LIFELOCK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$143,702	$123,911
Marketable securities	47,522	48,688
Trade and other receivables, net	10,601	10,906
Deferred tax assets, net	16,668	13,117
Prepaid expenses and other current assets	9,777	6,961
Total current assets	228,270	203,583
Property and equipment, net	18,064	16,504
Goodwill	158,152	158,152
Intangible assets, net	44,982	47,213
Deferred tax assets, net – noncurrent	35,986	35,986
Other noncurrent assets	1,561	1,812
Total assets	$487,015	$463,250
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,493	$2,422
Accrued expenses and other liabilities	34,067	34,926
Deferred revenue	136,319	119,106
Total current liabilities	174,879	156,454
Other noncurrent liabilities	5,411	4,640
Total liabilities	180,290	161,094
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 300,000,000 authorized at March 31, 2014 and December 31, 2013; 92,326,684 and 91,441,771 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	92	91
Preferred stock, $0.001 par value, 10,000,000 shares authorized and no shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	-	-
Additional paid-in capital	479,365	469,636
Accumulated other comprehensive loss	(10)	(18)
Accumulated deficit	(172,722)	(167,553)
Total stockholders’ equity	306,725	302,156
Total liabilities and stockholders’ equity	$487,015	$463,250

See accompanying notes to condensed consolidated financial statements.

LIFELOCK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended March 31,
	2014	2013
Revenue:
Consumer revenue	$100,995	$75,094
Enterprise revenue	6,591	7,001
Total revenue	107,586	82,095
Cost of services	30,067	23,804
Gross profit	77,519	58,291
Costs and expenses:
Sales and marketing	56,847	41,793
Technology and development	13,148	9,024
General and administrative	13,972	9,424
Amortization of acquired intangible assets	2,231	1,966
Total costs and expenses	86,198	62,207
Loss from operations	(8,679)	(3,916)
Other income (expense):
Interest expense	(87)	(67)
Interest income	60	20
Other	(11)	(4)
Total other expense	(38)	(51)
Loss before provision for income taxes	(8,717)	(3,967)
Income tax (benefit) expense	(3,548)	150
Net loss	$(5,169)	$(4,117)
Net loss attributable per share to common stockholders:
Basic	$(0.06)	$(0.05)
Diluted	$(0.06)	$(0.05)
Weighted-average common shares outstanding:
Basic	91,903	86,640
Diluted	91,903	86,640

See accompanying notes to condensed consolidated financial statements.

LIFELOCK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2014	2013
Net loss	$(5,169)	$(4,117)
Other comprehensive gain, net of tax:
Unrealized gain on marketable securities	8	-
Comprehensive loss	$(5,161)	$(4,117)

See accompanying notes to condensed consolidated financial statements.

LIFELOCK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2014	2013
Operating activities
Net loss	$(5,169)	$(4,117)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,861	3,071
Share-based compensation	5,475	2,724
Provision for doubtful accounts	272	43
Accretion of marketable securities	366	-
Deferred income tax benefit	(3,551)	-
Other	7	4
Change in operating assets and liabilities:
Trade and other receivables	(305)	(239)
Prepaid expenses and other current assets	(2,816)	(2,720)
Other non-current assets	251	313
Accounts payable	2,776	225
Accrued expenses and other liabilities	(835)	1,048
Deferred revenue	17,213	12,477
Other non-current liabilities	771	(34)
Net cash provided by operating activities	18,316	12,795
Investing activities
Acquisition of property and equipment	(3,927)	(1,285)
Purchase of marketable securities	(5,797)	-
Sale and maturities of marketable securities	6,921	-
Net cash used in investing activities	(2,803)	(1,285)
Financing activities
Proceeds from:
Stock based compensation plans	4,432	36
Payments for:
Employee tax withholdings related to restricted stock units	(154)	-
Debt issuance costs	-	(440)
Net cash provided by (used in) financing activities	4,278	(404)
Net increase in cash and cash equivalents	19,791	11,106
Cash and cash equivalents at beginning of period	123,911	134,197
Cash and cash equivalents at end of period	$143,702	$145,303

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

We were incorporated in Delaware on April 12, 2005 and are headquartered in Tempe, Arizona.  On March 14, 2012, we acquired ID Analytics, Inc. and its wholly-owned subsidiary IDA, Inc., collectively, ID Analytics, each of which is incorporated in Delaware.  On December 11, 2013, we acquired Lemon, Inc., or Lemon, which is incorporated in Delaware.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

The condensed consolidated balance sheet as of December 31, 2013 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by U.S. GAAP.

The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the result of operations to be anticipated for the entire year ending December 31, 2014 or any future period.

Basis of Consolidation

The condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. We eliminate all intercompany balances and transactions, including intercompany profits, and unrealized gains and losses in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make certain estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience, current business factors, and various other assumptions that we believe are necessary to consider in forming a basis for making judgments about the carrying values of assets and liabilities, the recorded amounts of revenue and expenses, and the disclosure of contingent assets and liabilities.

2. Summary of Significant Accounting Policies

Significant Accounting Policies

There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Recently Issued Accounting Standards

In April 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update (ASU) No. 2014-08, Reporting Discontinued Operations and Disclosures of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements.  The updated guidance defines discontinued operations as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results and expands the disclosure requirements for discontinued operations and adds new disclosures for individually significant dispositions that do not qualify as discontinued operations.  ASU No. 2014-08 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014.  ASU No. 2014-08 would be applied to any future applicable transaction.

3. Business Combinations

Acquisition of Lemon

On December 11, 2013, we acquired Lemon, a mobile wallet innovator. In connection with this acquisition, we launched our new LifeLock mobile application. The aggregate purchase price consisted of approximately $42,369 of cash paid at the closing (net of cash acquired of $3,315).  We preliminarily allocated the total purchase consideration to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition, as determined by management, and, with respect to identifiable intangible assets, by management with the assistance of a valuation provided by a third-party valuation firm. We recorded the excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed as goodwill in our consumer segment.

The allocation of the purchase price of the acquired assets and liabilities as of December 31, 2013 was based on provisional measurements of fair value as determined by management.  Subsequent to the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, we determined that approximately $4,988 of Lemon’s net operating loss carryforwards would expire as a result of limitations under Section 382 of the Internal Revenue Code. As such, we reduced deferred tax assets, net – noncurrent by $2,033, increasing goodwill.  This adjustment has been reflected in the December 31, 2013 balances of deferred tax assets, net – noncurrent and goodwill in the accompanying condensed consolidated balance sheets.

We accounted for this acquisition using the acquisition method in accordance with Accounting Standards Codification, or ASC, 805, Business Combinations. Accordingly, we allocated the purchase price of the acquired assets and liabilities based on their estimated fair values as of the acquisition date as summarized in the following table:

Net assets assumed	$3,184
Deferred tax assets, net – noncurrent	9,896
Intangible assets acquired	3,880
Goodwill	28,724
Total purchase price consideration	$45,684

4. Marketable Securities

The following is summary of marketable securities designated as available-for-sale as of March 31, 2014:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Corporate bonds	$34,247	$-	$(19)	$34,228
Municipal bonds	12,798	1	(3)	12,796
Certificates of deposit	498	-	-	498
Total marketable securities	$47,543	$1	$(22)	$47,522

All marketable securities are classified as current regardless of contractual maturity dates because we consider such investments to represent cash available for current operations.

As of March 31, 2014, we did not consider any of our marketable securities to be other-than-temporarily impaired. When evaluating our investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer, our ability and intent to hold the security and whether it is more likely than not that we will be required to sell the investment before recovery of its cost basis.

The following is a summary of amortized cost and estimated fair value of marketable securities as of March 31, 2014, by maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Due in one year or less	$47,543	$1	$(22)	$47,522
Due after one year	-	-	-	-
Total marketable securities	$47,543	$1	$(22)	$47,522

The following is summary of marketable securities designated as available-as-sale as of December 31, 2013:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Corporate bonds	$37,399	$1	$(29)	$37,371
Municipal bonds	10,820	2	(3)	10,819
Certificates of deposit	498	-	-	498
Total marketable securities	$48,717	$3	$(32)	$48,688

The following is a summary of amortized cost and estimated fair value of marketable securities as of December 31, 2013, by maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Due in one year or less	$47,398	$3	$(32)	$47,369
Due after one year	1,319	-	-	1,319
Total marketable securities	$48,717	$3	$(32)	$48,688

5. Stockholders’ Equity

Share-Based Compensation

We issue stock-based awards to our employees in the form of stock options, restricted stock units, and restricted stock. We also have an employee stock purchase plan. The following table summarizes the components of share-based compensation expense included in our condensed consolidated statement of operations for the three-month periods ended March 31:

	For the Three Months Ended March 31,
	2014	2013
	(in thousands)
Cost of services	$343	$206
Sales and marketing	894	333
Technology and development	1,973	515
General and administrative	2,265	1,670
Total share-based compensation	$5,475	$2,724

Unrecognized share-based compensation expenses totaled $86,732 as of March 31, 2014, which we expect to recognize over a weighted-average time period of 3.2 years.

Stock Warrants

As of March 31, 2014, we had the following warrants to purchase common stock outstanding:

Expiration Date	Shares	Exercise Price
October 3, 2014	2,334,044	0.70
December 19, 2014	166,666	4.50

6. Fair Value Measurements

As of March 31, 2014 and December 31, 2013, the fair value of our financial assets was as follows:

	Level 1	Level 2	Level 3	Total
March 31, 2014
Assets:
Commercial paper (1)	$-	$45,134	$-	$45,134
Money market funds (1)	2,036	-	-	2,036
Corporate bonds (2)	-	34,228	-	34,228
Municipal bonds (2)	-	12,796	-	12,796
Certificates of deposit (2)	-	498	-	498
Total assets measured at fair value	$2,036	$92,656	$-	$94,692
December 31, 2013
Assets:
Commercial paper (1)	$-	$45,110	$-	$45,110
Money market funds (1)	911	-	-	911
Corporate bonds (2)	-	37,371	-	37,371
Municipal bonds (2)	-	10,819	-	10,819
Certificates of deposit (2)	-	498	-	498
Total assets measured at fair value	$911	$93,798	$-	$94,709
(1)	Classified in cash and cash equivalents
(2)	Classified in marketable securities

The fair values of our cash equivalents and available-for-sale securities included in the Level 1 and Level 2 categories are obtained from an independent pricing service, which uses a model driven valuation technique using observable market data or inputs corroborated by observable market data.

7. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the three-month periods ended March 31:

	For the Three Months Ended March 31,
	2014	2013
Net loss	$(5,169)	$(4,117)
Denominator (basic and diluted):
Weighted average common shares outstanding	91,903,036	86,639,538
Net loss attributable per share to common stockholders:
Basic	$(0.06)	$(0.05)
Diluted	$(0.06)	$(0.05)

For the three-month periods ended March 31, 2014 and 2013, potentially dilutive securities are not included in the calculation of diluted loss per share as their impact would be anti-dilutive. The following weighted-average number of outstanding stock options, restricted stock units and restricted stock awards, common equivalent shares from stock warrants, and shares purchased under our Employee Stock Purchase Plan, or ESPP, were excluded from the computation of diluted net loss per share for the three-month periods ended March 31:

	For the Three Months Ended March 31,
	2014	2013
Stock options outstanding	4,475,301	5,562,516
Restricted stock units and restricted stock awards	217,010	49,484
Common equivalent shares from stock warrants	2,378,641	2,322,597
Shares purchased under ESPP	25,105	5,783
	7,096,057	7,940,380

8. Segment Reporting

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

Financial information about our segments during the three-month period ended March 31, 2014 and as of March 31, 2014 was as follows:

	Consumer	Enterprise	Eliminations	Total
Revenue
External customers	$100,995	$6,591	$-	$107,586
Intersegment revenue	-	1,514	(1,514)	-
Loss from operations	(4,523)	(4,156)	-	(8,679)
Goodwill	98,615	59,537	-	158,152
Total assets	376,457	111,073	(515)	487,015

Financial information about our segments during the three-month period ended March 31, 2013 and as of December 31, 2013 was as follows:

	Consumer	Enterprise	Eliminations	Total
Revenue
External customers	$75,094	$7,001	$-	$82,095
Intersegment revenue	-	1,237	(1,237)	-
Loss from operations	(633)	(3,283)	-	(3,916)
Goodwill	98,615	59,537	-	158,152
Total assets	349,394	114,337	(481)	463,250

We allocated goodwill between our segments by estimating the expected synergies to each segment.

We derive all of our revenue from sales in the United States, and substantially all of our long-lived assets are located in the United States.

9. Income Taxes

Income taxes for the interim periods presented have been included in the accompanying condensed consolidated financial statements on the basis of an estimated annual effective tax rate.  Based on an estimated annual effective tax rate and discrete items, the estimated income tax (benefit) expense from operations for the three-month periods ended March 31, 2014 and 2013 was approximately $(3,548) and $150, respectively.  The determination of the interim period income tax provision utilizes the effective tax rate method, which requires us to estimate certain annualized components of the calculation of the income tax provision, including the annual effective tax rate by entity and jurisdiction.

In the fourth quarter of 2013, in connection with the acquisition of Lemon and the preliminary purchase price allocation, we analyzed Lemon’s prior ownership changes, including the change which arose as a result of our acquisition of Lemon.  As a result of the preliminary analysis, we estimated that none of Lemon’s net operating loss carryforwards would expire as a result of limitations under Section 382 of the Internal Revenue Code.  Subsequent to the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, we received responses from certain former shareholders who had held a 5% or greater ownership interest in Lemon prior to the acquisition and determined that due to the ownership changes of those former shareholders, approximately $4,988 of Lemon’s net operating loss carryforwards will expire solely as a result of the Section 382 limitations. As such, we retrospectively adjusted our preliminary purchase price allocation to reflect this information.

10. Contingencies

As part of our consumer services, we offer 24x7x365 member service support. If a member’s identity has been compromised, our member service team and remediation specialists will assist the member until the issue has been resolved. This includes our $1 million service guarantee, which is backed by an identity theft insurance policy, under which we will spend up to $1 million to cover certain third-party costs and expenses incurred in connection with the remediation, such as legal and investigatory fees. This insurance also covers certain out-of-pocket expenses, such as loss of income, replacement of fraudulent withdrawals, and costs associated with child and elderly care, travel, and replacement of documents. While we have reimbursed members for claims under this guarantee, the amounts in aggregate for the three-month periods ended March 31, 2014 and 2013 were not material.

In September 2012, Denise Richardson filed a complaint against our company and Todd Davis. Ms. Richardson claims that she was improperly classified as an independent contractor instead of an employee and that we breached the terms of an alleged employment agreement. Ms. Richardson claims she is entitled to equitable relief, compensatory damages, liquidated damages, statutory penalties, punitive damages, interest, costs, and attorneys’ fees. On March 31, 2014, our motion to dismiss was granted in part and denied in part with the court dismissing nine of the ten counts that were subject to the motion to dismiss, including the single count against Mr. Davis.  On April 23, 2014, Ms. Richardson filed an amended complaint against our company and Mr. Davis again claiming that she was improperly classified as an independent contractor instead of an employee and that we breached the terms of an alleged employment agreement. Ms. Richardson claims she is entitled to equitable relief, compensatory damages, liquidated damages, statutory penalties, punitive damages, interest, costs, and attorneys’ fees.  On April 29, 2014, Mr. Davis and we filed a motion to dismiss all but one of the counts in such amended complaint.  Ms. Richardson’s response is due on May 16, 2014..

On March 3, 2014, Dawn B. Bien, representing herself and seeking to represent a class of persons who acquired our securities from February 26, 2013 to February 19, 2014, inclusive, or the Class Period, filed a complaint in United States District Court for the District of Arizona against us, Todd Davis, and Chris Power.  We refer to this complaint as the Bien Complaint.  The Bien Complaint alleges that we and Messrs. Davis and Power, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act,  disseminated materially false or misleading information, or failed to disclose material facts during the Class Period in connection with our business and our operational and compliance policies, including our and Mr. Davis’s compliance with the  Stipulated Final Judgment and Order for Permanent Injunction and Other Equitable Relief entered into in March 2010 with the Federal Trade Commission, or the FTC Order, wherein we settled allegations by the Federal Trade Commission challenging certain of our advertising and marketing.  The Bien Complaint also contends that as a result of alleged violations of governmental laws, regulations, and the FTC Order, our financial statements were materially false and misleading at all relevant times.  The Bien Complaint seeks certification as a class action, compensatory damages, and attorneys’ fees and costs. On March 10, 2014, Joseph F. Scesny, representing himself and seeking to represent a class of persons who acquired our securities from February 26, 2013 to February 19, 2014, inclusive, filed a complaint in United States District Court for the District of Arizona against us, Todd Davis, and Chris Power.  We refer to this complaint as the Scesny Complaint. The Scesny Complaint is substantially similar to the Bien Complaint and seeks substantially similar relief. We anticipate that the Bien Complaint and Scesny Complaint will be consolidated into one action and that the court will select a lead plaintiff as provided by the federal securities laws governing purported class action cases.

On March 13, 2014, we received a request from the Federal Trade Commission, or the FTC, for documents and information related to our compliance with the FTC Order.   Prior to our receipt of the FTC’s request, we met with FTC Staff on January 17, 2014, at our request, to discuss issues regarding allegations that have been asserted in a whistleblower claim against us relating to our compliance with the FTC Order.  We are cooperating with the FTC in regards to its request and are currently in the process of providing the documents and information requested by the FTC.

On March 20, 2014, Michael D. Peters filed a complaint in United States District Court for the District of Arizona against our company, Kim Jones, and Cristy Schaan.  Mr. Jones is not affiliated with us.  Ms. Schaan is our Chief Information Security Officer.  In his complaint, Mr. Peters alleges that we violated the whistleblower protection provisions of the Sarbanes-Oxley Act of

2002, or the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, by terminating Mr. Peters’ employment as a result of alleged disclosures that he made to us, and that Ms. Schaan defamed Mr. Peters.  Mr. Peters seeks from us two times his back pay, two times the value of certain stock options and bonus, moving expenses, damages for emotional harm and anxiety, damages for harm to reputation, litigation costs including attorneys’ fees, and interest, and seeks from Ms. Schaan actual damages, punitive damages, and interest.  On April 21, 2014, we filed an answer, affirmative defenses, and counterclaims, answering Mr. Peters’ claim under the Sarbanes-Oxley Act and asserting counterclaims against Mr. Peters for fraud, negligent misrepresentation, breach of contract, and unjust enrichment, based on our allegations that we were induced to hire Mr. Peters by his false statements and misrepresentations regarding his employment history and seeking to recover actual and consequential damages, punitive damages, attorneys’ fees, and the $15 signing bonus paid to Mr. Peters.  Mr. Peters’ response to the counterclaim is due on May 8, 2014.  On April 21, 2014, we also filed a motion to dismiss Mr. Peters’ claim under the Dodd-Frank Act.  Mr. Peters’ response to that motion to dismiss is due on May 15, 2014.  On April 25, 2014, Ms. Schaan filed a motion to dismiss Mr. Peters’ claim against her.  Mr. Peters’ response to that motion to dismiss is due on May 12, 2014.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Exchange Act, including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses, and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Our enterprise customers pay us based on their monthly volume of transactions with us, with approximately 30% of them committed to monthly transaction minimums. We recognize revenue at the end of each month based on transaction volume for that month and bill our enterprise customers at the conclusion of each month.

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

Our revenue grew from $82.1 million for the three-month period ended March 31, 2013 to $107.6 million for the three-month period ended March 31, 2014, an increase of 31%, including year-over-year growth within our consumer segment of 34%. We generated a loss from operations of $8.7 million and a net loss of $5.2 million for the three-month period ended March 31, 2014.

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

Key Operating Metrics

The following table summarizes our key operating metrics for the three-month periods ended March 31:

	For the Three Months Ended March 31,
	2014	2013
	(in thousands, except percentages and per member data)
	(Unaudited)
Cumulative ending members	3,221	2,636
Gross new members	344	249
Member retention rate	87.5%	87.2%
Average cost of acquisition per member	$156	$156
Monthly average revenue per member	$10.81	$9.80
Enterprise transactions	52,709	58,483

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

As of March 31, 2014, we had approximately 3.2 million cumulative ending members, an increase of 22% from March 31, 2013. This increase was driven by several factors, including the success of our marketing campaigns, increased awareness of data breaches, media coverage of identity theft, and our continued strong annual retention rate.

Gross new members. We calculate gross new members as the total number of new members who enroll in one of our consumer services during the relevant period. Many factors may affect the volume of gross new members in each period, including the effectiveness of our marketing campaigns, the timing of our marketing programs, the effectiveness of our strategic partnerships, and the general level of identity theft coverage in the media. We monitor gross new members because it provides an indication of the revenue and expenses that we expect to recognize in the future. For the three-month period ended March 31, 2014, we enrolled approximately 344,000 gross new members, up from approximately 249,000 for the three-month period ended March 31, 2013. This increase was driven by the success of our marketing campaigns, the continued success of our LifeLock Ultimate service, which accounted for more than 40% our gross new members during the three-month period ended March 31, 2014, and increased awareness of data breaches and identity theft.

Member retention rate. We define member retention rate as the percentage of members on the last day of the prior year who remain members on the last day of the current year, or for quarterly presentations, the percentage of members on the last day of the comparable quarterly period in the prior year who remain members on the last day of the current quarterly period. A number of factors may increase our member retention rate, including increases in the number of members enrolled on an annual subscription, increases in the number of alerts a member receives, and increases in the number of members enrolled through strategic partners with which the member has a strong association. Conversely, factors reducing our member retention rate may include increases in the number of members enrolled on a monthly subscription, and the end of programs in our embedded product and breach channels. In addition, the length of time a member has been enrolled in one of our services will impact our member retention rate.  Historically, the member retention rate for our premium services has been lower than the member retention rate for our LifeLock Basic service, which we believe is driven primarily by price.

As of March 31, 2014, our member retention rate was 87.5%, which was our sixth consecutive quarter above 87%.  The decrease in retention rate from the fourth quarter of 2013 was driven, in part, by the cancellation of breach members who enrolled in previous years and the impact of an increased number of member credit and debit cards that were replaced as a result of large data breaches in the fourth quarter of 2013.

Average cost of acquisition per member. We calculate average cost of acquisition per member as our sales and marketing expense for our consumer segment during the relevant period divided by our gross new members for the period. A number of factors may influence this metric, including shifts in the mix of our media spend. For example, when we engage in marketing efforts to build our brand, our cost of acquisition per member increases in the short term with the expectation that it will decrease over the long term. In addition, when we introduce new partnerships in our embedded product channel, such as our partnership with AOL in the fourth quarter of 2011, our average cost of acquisition per member decreases due to the volume of members that enroll in our consumer services in a relatively short period of time. We monitor average cost of acquisition per member to evaluate the efficiency of our marketing programs in acquiring new members. For the three-month periods ended March 31, 2014 and 2013, our average cost of acquisition per member was $156. Our member retention rate and the increasing monthly average revenue per member, primarily from the continued penetration of our LifeLock Ultimate service, results in a higher lifetime value of a member relationship which enables us to absorb a higher average cost of acquisition per member.

Monthly average revenue per member. We calculate monthly average revenue per member as our consumer revenue during the relevant period divided by the average number of cumulative ending members during the relevant period (determined by taking the average of the cumulative ending members at the beginning of the relevant period and the cumulative ending members at the end of each month in the relevant period), divided by the number of months in the relevant period. A number of factors may influence this metric, including whether a member enrolls in one of our premium services; whether we offer the member any promotional discounts upon enrollment; the distribution channel through which we acquire the member, as we offer wholesale pricing in our embedded product, employee benefit, and breach channels; and whether a new member subscribes on a monthly or annual basis, as members enrolling on an annual subscription receive a discount for paying for a year in advance. While our retail list prices have historically remained unchanged, our average revenue per member for the three-month period ended March 31, 2014 increased approximately 10% from the three month period ended March, 31, 2013.  This growth was primarily driven by increased adoption of our higher priced premium services by a greater percentage of our members, a trend we expect will continue. We monitor monthly average revenue per member because it is a strong indicator of revenue in our consumer business and of the performance of our premium services. The increase in our monthly average revenue per member resulted primarily from the continued success of our LifeLock Ultimate service, which accounted for more than 40% of our gross new members for the three month period ended March 31, 2014.

Our monthly average revenue per member for the three-month period ended March 31, 2014 was $10.81, an increase of 10% from the three-month period ended March 31, 2013.

Enterprise transactions. We calculate enterprise transactions as the total number of enterprise transactions processed for either an identity risk or credit risk score during the relevant period. Our enterprise transactions are processed by ID Analytics, which we acquired in the first quarter of 2012. Accordingly, the enterprise transactions data includes transactions processed by ID Analytics before the acquisition. Enterprise transactions have historically been higher in the fourth quarter as the level of credit applications and general consumer spending increases. We monitor the volume of enterprise transactions because it is a strong indicator of revenue in our enterprise business.

We processed 52.7 million enterprise transactions for the three-month period ended March 31, 2014, a decrease of 10% from the three-month period ended March 31, 2013. The reduction in enterprise transactions related to us giving notice of non-renewal to several customers who compete in our consumer business and allowing such contracts to lapse.  In addition, in the quarter ended June 30, 2013 we had a large telecommunications customer stop scoring their new wireline customers due to low levels of fraud in the business line.  While we were able to reengage and commence scoring a portion of the volume in the quarter ended March 31, 2014, there was still a reduction year over year from this customer.

Key Financial Metrics

The following table summarizes our key financial metrics for the three-month periods ended March 31:

	For the Three Months Ended March 31,
	2014	2013
	(in thousands)
Consumer revenue	$100,995	$75,094
Enterprise revenue	6,591	7,001
Total revenue	107,586	82,095
Adjusted net income (loss)	(1,014)	573
Adjusted EBITDA	657	1,879
Free cash flow	14,389	11,510

Adjusted Net Income (Loss)

Adjusted net income (loss) is a non-GAAP financial measure that we calculate as net income (loss) excluding amortization of acquired intangible assets, share-based compensation, income tax benefits and expenses resulting from changes in our deferred tax assets, and acquisition related expenses.  Historically, we also excluded from net income (loss) changes in fair value of warrant liabilities and change in fair value of embedded derivatives in the periods in which those items occurred. We do not currently have any warrant liabilities or embedded derivatives; accordingly, we will only include those items of income and expense in our reconciliation of adjusted net income (loss) for period-over-period comparisons.  We have included adjusted net income (loss) in this Quarterly Report on Form 10-Q because it is a key measure used by us to understand and evaluate our core operating performance and trends. In particular, the exclusion of certain expenses in calculating adjusted net income (loss) can provide a useful measure for period-to-period comparisons of our core business.

Accordingly, we believe that adjusted net income (loss) provides useful information to investors and others in understanding and evaluating our operating results in the same manner as we do. We believe the exclusion of certain items of income and expense from net income (loss) in calculating adjusted net income (loss) is useful because (i) the amount of such income and expense in any specific period may not directly correlate to the underlying operational performance of our business, and/or (ii) such income and expense can vary significantly between periods as a result of new acquisitions and full amortization of previously acquired intangible assets.

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

Because of these limitations, you should consider adjusted net income (loss) alongside other financial performance measures, including various cash flow metrics, net income (loss), and our other GAAP results. The following table presents a reconciliation of net loss to adjusted net income (loss) for applicable items of income and expense that impacted each of the periods indicated:

	For the Three Months Ended March 31,
	2014	2013
	(in thousands)
Reconciliation of Net Loss to Adjusted Net Income (Loss):
Net loss	$(5,169)	$(4,117)
Amortization of acquired intangible assets	2,231	1,966
Share-based compensation	5,475	2,724
Deferred income tax benefit	(3,551)	-
Adjusted net income (loss)	$(1,014)	$573

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss) excluding depreciation and amortization, share-based compensation, interest expense, interest income, other income (expense), income tax (benefit) expense, and acquisition related expenses. Historically, we also excluded from net income (loss) changes in fair value of warrant liabilities and change in fair value of embedded derivatives in the periods in which those items occurred. We do not currently have any warrant liabilities or embedded derivatives; accordingly, we will only include those items of income and expense in our reconciliation of adjusted EBITDA for period-over-period comparisons.  We have included adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measure used by us to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop short- and long-term operational plans. In particular, the exclusion of certain expenses in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Additionally, adjusted EBITDA is a key financial measure used in determining management’s incentive compensation.

Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as we do. We believe the exclusion of certain items of income and expense from net income (loss) in calculating adjusted EBITDA is useful because (i) the amount of such income and expense in any specific period may not directly correlate to the underlying operational performance of our business, and/or (ii) such income and expense can vary significantly between periods as a result of new acquisitions and full amortization of previously acquired intangible assets.

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

Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss), and our other GAAP results. The following table presents a reconciliation of net loss to adjusted EBITDA for applicable items of income and expense that impacted each of the periods indicated:

	For the Three Months Ended March 31,
	2014	2013
	(in thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(5,169)	$(4,117)
Depreciation and amortization	3,861	3,071
Share-based compensation	5,475	2,724
Interest expense	87	67
Interest income	(60)	(20)
Other expense	11	4
Income tax (benefit) expense	(3,548)	150
Adjusted EBITDA	$657	$1,879

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

Because of these limitations, you should consider free cash flow alongside other financial performance measures, including net cash provided by operating activities, net income (loss), and our other GAAP results. The following table presents a reconciliation of net cash provided by operating activities to free cash flow for each of the periods indicated:

	For the Three Months Ended March 31,
	2014	2013
	(in thousands)
Reconciliation of Net Cash Provided By Operating Activities to Free Cash Flow:
Net cash provided by operating activities	$18,316	$12,795
Acquisitions of property and equipment	(3,927)	(1,285)
Free cash flow	$14,389	$11,510

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

Customer retention. Our ability to maintain our current member retention rate may be affected by a number of factors, including the effectiveness of our services, the performance of our member services organization, external media coverage of identity theft, the continued evolution of our service offerings, the competitive environment, the effectiveness of our media spend, the timing of employee benefit and breach service enrollments, and other developments.

Our enterprise business relies on the retention of enterprise customers to maintain the effectiveness of our services because our enterprise customers typically provide us with their customer transaction data as part of our service. Losing a significant number of these customers would reduce the breadth and effectiveness of our services. In addition, we believe approximately 13% of the revenue of ID Analytics for the three-month period ended March 31, 2014, or less than 1% of our overall revenue for such period, was derived from direct competitors to our consumer business. As we have given notice of non-renewal to competitors in our consumer business, we have allowed such contracts to lapse, and accordingly, this percentage may decline over time.

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

Regulatory developments. Our business is subject to regulation by federal, state, local, and foreign authorities. Any changes to the existing applicable laws, regulations, or rules; any determination that other laws, regulations, or rules are applicable to us; or any determination that we have violated any of these laws, regulations, or rules could adversely impact our operating results. In addition, as previously disclosed, on January 17, 2014, we met with FTC Staff, at our request, to discuss issues regarding allegations that have been asserted in a whistleblower claim against us relating to our compliance with the FTC Order. On March 13, 2014, we received a request from the FTC for documents and information related to our compliance with the FTC Order. A determination that we are in violation of the FTC Order could result in liability for fines, damages, or other penalties or require us to make changes to our services and business practices, and cause us to lose customers, any of which could have a material adverse impact on our business, operating results, financial condition, and prospects.  We also collect and remit sales tax in several states related to the sale of our consumer services. Other states or one or more countries or other jurisdictions may seek to impose sales or other tax collection obligations on us in the future. A successful assertion by any state, country, or other jurisdiction that we should be collecting sales or other taxes on the sale of our services could, among other things, increase the cost of our services, create significant administrative burdens for us, result in substantial tax liabilities, discourage current members and other consumers from purchasing our services, or otherwise substantially harm our business and operating results.

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

We derive revenue in our enterprise segment from fees paid by our enterprise customers for fraud and risk solutions, which we provide under multi-year contracts, many of which renew automatically. Our enterprise customers pay us based on their monthly volume of transactions with us, and approximately30% of them are committed to paying monthly minimum fees. We recognize revenue based on a negotiated fee per transaction. Transaction fees in excess of any of the monthly minimum fees are billed and recorded as revenue in addition to the monthly minimum fees. In some instances, we receive up-front non-refundable payments against which the monthly minimum fees are applied. The up-front non-refundable payments are recorded as deferred revenue and recognized as revenue monthly over the usage period. If an enterprise customer does not meet its monthly minimum fee, we bill the negotiated monthly minimum fee and recognize revenue for that amount. We derive a small portion of our enterprise revenue from special projects in which we are engaged to deliver a report at the end of the analysis, which we record upon delivery and acceptance of the report.

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

General and Administrative

General and administrative expenses consist primarily of personnel costs, professional fees, and facility-related expenses associated with our executive, finance, human resources, legal, and governmental affairs organizations. Our professional fees principally consist of outside legal, auditing, accounting, and other consulting fees. Legal costs included within our general and administrative expenses also include costs incurred to litigate and settle various legal matters. We expect our general and administrative expenses will increase in absolute dollars for the foreseeable future as we hire additional personnel and expand our office facilities to support our overall growth and incur additional costs associated with our public company and regulatory compliance.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets is the amortization expense associated with core technology, customer relationships, and trade names and trademarks resulting from business acquisitions. As of March 31, 2014, we had $45.0 million in intangible assets, net of amortization, as a result of our acquisitions of ID Analytics and Lemon. The intangible assets have useful lives of between one and ten years and we expect to recognize approximately $8.9 million of amortization expense in the year ending December 31, 2014.

Provision for Income Taxes

We are subject to federal income tax as well as state income tax in various states in which we conduct business. Our effective tax rate for the three-month period ended March 31, 2014 approximates the U.S. federal statutory tax rate plus the impact of state taxes and permanent and other temporary differences.  For the three-month period ended March 31, 2013, our effective tax rate differed from the statutory rate primarily as a result of our valuation allowance on our deferred taxes, state taxes, and non-deductible expenses.

Results of Operations

Comparison of the Three-Month Periods Ended March 31, 2014 and 2013

Total Revenue

	For the Three Months Ended March 31,
	2014	2013	% Change
	(in thousands)
Consumer revenue	$100,995	$75,094	34.5%
Enterprise revenue	6,591	7,001	-5.9%
Total revenue	107,586	82,095

Consumer revenue for the three-month period ended March 31, 2014 was $101.0 million, an increase of $25.9 million, or 34.5%, over consumer revenue for the three-month period ended March 31, 2013. The increase in our consumer revenue related primarily to an increase in the number of our members, which grew from 2.6 million as of March 31, 2013 to 3.2 million as of March 31, 2014, an increase of 22%. In addition, our monthly average revenue per member increased 10% to $10.81 for the three-month period ended March 31, 2014 from $9.80 for the three-month period ended March 31, 2013.  The increase in members and monthly average revenue per member resulted from the continued success of our LifeLock Ultimate service offering and our advertising and marketing campaigns designed to increase the overall awareness of our services and identity theft.

Enterprise revenue for the three-month period ended March 31, 2014 was $6.6 million, a decrease of $0.4 million, or 5.9%, over enterprise revenue for the three-month period ended March 31, 2013. Enterprise revenue decreased due to a reduction in revenue from enterprise customers who compete with our consumer business as those contracts have been allowed to lapse.  In addition, we saw a decrease in transactions from certain end customers due to a slowdown in their business.

Cost of Services and Gross Profit

	For the Three Months Ended March 31,
	2014	2013	% Change
	(in thousands)
Cost of services	$30,067	$23,804	26.3%
Percentage of revenue	27.9%	29.0%
Gross profit	77,519	58,291	33.0%
Percentage of revenue	72.1%	71.0%

Gross profit for the three-month period ended March 31, 2014 was $77.5 million, or 72.1% of revenue, an increase of $19.2 million, or 33.0%, over gross profit of $58.3 million, or 71.0% of revenue, for the three-month period ended March 31, 2013. The increase in our gross profit resulted primarily from increased revenue associated with the growth in the number of our members and increased monthly average revenue per member. The increase in our gross margin resulted primarily from efficiencies in our member services organization and scalability within certain third party fulfillment contracts as our member base continued to grow.

Sales and Marketing

	For the Three Months Ended March 31,
	2014	2013	% Change
	(in thousands)
Sales and marketing	$56,847	$41,793	36.0%
Percentage of revenue	52.8%	50.9%

Sales and marketing expenses for the three-month period ended March 31, 2014 were $56.8 million, or 52.8% of revenue, compared with $41.8 million, or 50.9% of revenue, for the three-month period ended March 31, 2013. The increase in our sales and marketing expenses resulted from increases in our advertising expenses and external sales commissions. The increase in our sales and marketing expenses reflected our investment to drive new membership growth, our continued advertising of our LifeLock Ultimate service, and our efforts to highlight the growing identity theft issue and to educate consumers.

Technology and Development

	For the Three Months Ended March 31,
	2014	2013	% Change
	(in thousands)
Technology and development	$13,148	$9,024	45.7%
Percentage of revenue	12.2%	11.0%

Technology and development expenses for the three-month period ended March 31, 2014 were $13.2 million, or 12.2% of revenue, compared with $9.0 million, or 11.0% of revenue, for the three-month period ended March 31, 2013. The increase in our technology and development expenses resulted primarily from increases in our personnel costs, as we continue to invest in the talent within the organization.

General and Administrative

	For the Three Months Ended March 31,
	2014	2013	% Change
	(in thousands)
General and administrative	$13,972	$9,424	48.3%
Percentage of revenue	13.0%	11.5%

General and administrative expenses for the three-month period ended March 31, 2014 were $14.0 million, or 13.0% of revenue, compared with $9.4 million, or 11.5% of revenue, for the three-month period ended March 31, 2013. The increase in general and administrative expenses resulted primarily from additional costs associated with our public company compliance, our regulatory compliance, acquisition integration and related intellectual property audits, the expansion of our office facilities, and additional personnel costs, primarily non-cash share-based compensation.

 Amortization of Acquired Intangible Assets

	For the Three Months Ended March 31,
	2014	2013	% Change
	(in thousands)
Amortization of acquired intangible assets	$2,231	$1,966	13.5%
Percentage of revenue	2.1%	2.4%

Amortization of acquired intangible assets was $2.2 million for the three-month period ended March 31, 2014, an increase of $0.3 million from the three-month period ended March 31, 2013, and resulted from our amortization of the intangible assets acquired in our acquisition of Lemon in December 2013.

Other Income (Expense)

	For the Three Months Ended March 31,
	2014	2013	% Change
	(in thousands)
Interest expense	$(87)	$(67)	29.9%
Interest income	60	20	200.0%
Other	(11)	(4)	175.0%
	$(38)	$(51)	-25.5%

Other expense for the three-month period ended March 31, 2014 was less than $0.1 million compared with other income of $0.1 million for the three-month period ended March 31, 2013.

Income Tax (Benefit) Expense

	For the Three Months Ended March 31,
	2014	2013	% Change
	(in thousands)
Income tax (benefit) expense	$(3,548)	$150	-2465.3%
Effective tax rate	40.9%	-3.8%

Income tax benefit for the three-month period ended March 31, 2014 was $3.5 million compared with an income tax expense of $0.2 million for the three-month period ended March 31, 2013. In the fourth quarter of 2013, in consideration of all available positive and negative evidence, including our historical operating results, current financial condition, and potential future taxable income, we released substantially all of our valuation allowance on our deferred tax assets.  As such, for the three-month period ended March 31, 2014, our effective tax rate approximated the U.S. federal statutory tax rate plus the impact of state taxes.

Liquidity and Capital Resources

As of March 31, 2014, we had $143.7 million in cash and cash equivalents, which consisted of cash, money market funds, and open commercial paper, and $47.5 million in marketable securities, which consisted of corporate bonds, municipal bonds, and certificates of deposit.  We classify our marketable securities as short-term regardless of contractual maturity based on our ability to liquidate such investments for use in current operations.  Additionally, we have an $85 million revolving line of credit, although we have made no draws on the line of credit to date.  As of March 31, 2014, we had no outstanding debt.  We believe that our existing cash and cash equivalents and marketable securities together with cash generated from operations will be sufficient to fund our operations for at least the next 12 months.

Operating Activities

For the three-month period ended March 31, 2014, operating activities generated $18.3 million in cash as a result of a net loss of $5.2 million, adjusted by non-cash items such as depreciation and amortization of $3.9 million, share-based compensation of $5.5 million, and a deferred income tax benefit of $3.6 million. An increase in deferred revenue related to the overall growth of our business provided operating cash of $17.2 million and we had a decrease in operating cash as a result of changes in other operating assets and liabilities of $0.2 million.

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

Investing Activities

For the three-month period ended March 31, 2014, we used $3.9 million of cash to acquire property and equipment and net proceeds from the sales and purchases of marketable securities provided $1.1 million of cash.

For the three-month period ended March 31, 2013, we used $1.3 million of cash to acquire property and equipment.

Financing Activities

For the three-month period ended March 31, 2014, our financing activities generated net cash of $4.3 million as a result of cash received from the exercise of stock options of $4.4 million, offset by $0.1 million paid for employee withholding tax related to net distributions of restricted stock units.

For the three-month period ended March 31, 2013, we used $0.4 million related to the payments of debt issuance costs associated with the refinancing of our credit agreement.

Debt Obligations

Credit Agreement

On January 9, 2013, we refinanced our existing credit agreement and entered into a new credit agreement, or the Credit Agreement, with Bank of America, N.A. as administrative agent, swing line lender and issuer of letters of credit, Silicon Valley Bank as syndication agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated as sole lead arranger and sole book manager, and the lenders from time to time party thereto. We refer to the Credit Agreement and related documents as the Senior Credit Facility.

The Senior Credit Facility provides for an $85.0 million revolving line of credit, which we can increase to $110.0 million subject to the conditions set forth in the Credit Agreement. The revolving line of credit also includes a letter of credit subfacility of $10.0 million and a swing line loan subfacility of $5.0 million. The Senior Credit Facility has a maturity date of January 9, 2018. As of March 31, 2014, we had no debt outstanding under our Senior Credit Facility.  For the three-month periods ended March 31, 2014 and 2013, we paid an unused commitment fee of less than $0.1 million, which is included in interest expense in the condensed consolidated statements of operations.

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

The Senior Credit Facility requires us to maintain certain financial covenants. In addition, the Senior Credit Facility requires us to maintain all material proprietary databases and software with a third-party escrow agent in accordance with an escrow agreement that we reaffirmed in connection with the Senior Credit Facility. The Senior Credit Facility also contains certain affirmative and negative covenants limiting, among other things, additional liens and indebtedness, investments and distributions, mergers and acquisitions, liquidations, dissolutions, sales of assets, prepayments and modification of debt instruments, transactions with affiliates, and other matters customarily restricted in such agreements. The Senior Credit Facility also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross defaults to other contractual agreements, events of bankruptcy and insolvency, and a change of control. As of March 31, 2014, we were in compliance with all covenants.

As of March 31, 2014, we had an outstanding letter of credit issued in connection with the revolving line of credit in our Senior Credit Facility in the total amount of $0.1 million.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing activities, nor do we have any interest in entities referred to as variable interest entities.

Contractual Obligations

There were no material changes in our commitments under contractual obligations to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

We believe that the assumptions and estimates associated with revenue recognition for payments and other fees, income taxes, and share-based compensation have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in the our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our primary market risk exposures or how those exposures are managed from the information disclosed in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.  For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2014.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk.  Before deciding to invest in our common stock, you should carefully consider each of the risk factors described in “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and all information set forth in this Quarterly Report on Form 10-Q. Those risks and the risks described in this Quarterly Report on Form 10-Q, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, could materially harm our business, financial condition, operating results, cash flow, and prospects. If that occurs, the trading price of our common stock could decline, and you may lose all or part of your investment.

There have been no material changes to the Risk Factors described under “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 6. Exhibits.

10.11A**	Technology Services Agreement, dated as of January 16, 2014, by and between LifeLock, Inc. and CSIdentity Corporation

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

**	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.
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

LIFELOCK INC.

Date: May 2, 2014	By:	/s/ Todd Davis
	Name:	Todd Davis
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 2, 2014	By:	/s/ Chris Power
	Name:	Chris Power
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)