Form 10-Q
period 2014-06-30
LIFELOCK, INC.
filed 2014-07-31
CIK 1383871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 25, 2014, there were outstanding 92,775,848 shares of the registrant’s common stock, $0.001 par value.

LIFELOCK, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2014

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

LIFELOCK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$166,650	$123,911
Marketable securities	49,385	48,688
Trade and other receivables, net	12,087	10,906
Deferred tax assets, net	18,585	13,117
Prepaid expenses and other current assets	8,426	6,961
Total current assets	255,133	203,583
Property and equipment, net	20,604	16,504
Goodwill	159,342	159,342
Intangible assets, net	42,751	47,213
Deferred tax assets, net – noncurrent	34,796	34,796
Other non-current assets	1,307	1,812
Total assets	$513,933	$463,250
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,748	$2,422
Accrued expenses and other liabilities	42,638	34,926
Deferred revenue	148,817	119,106
Total current liabilities	196,203	156,454
Other non-current liabilities	5,927	4,640
Total liabilities	202,130	161,094
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 300,000,000 authorized at June 30, 2014 and December 31, 2013; 92,610,621 and 91,441,771 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	92	91
Preferred stock, $0.001 par value, 10,000,000 shares authorized and no shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	—	—
Additional paid-in capital	487,240	469,636
Accumulated other comprehensive loss	(6)	(18)
Accumulated deficit	(175,523)	(167,553)
Total stockholders’ equity	311,803	302,156
Total liabilities and stockholders’ equity	$513,933	$463,250

See accompanying notes to condensed consolidated financial statements.

LIFELOCK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Consumer revenue	$109,338	$82,574	$210,333	$157,667
Enterprise revenue	6,375	6,946	12,966	13,947
Total revenue	115,713	89,520	223,299	171,614
Cost of services	29,536	25,227	59,603	49,031
Gross profit	86,177	64,293	163,696	122,583
Costs and expenses:
Sales and marketing	58,774	43,248	115,621	85,041
Technology and development	13,524	10,370	26,672	19,394
General and administrative	16,329	10,900	30,301	20,323
Amortization of acquired intangible assets	2,231	1,966	4,462	3,932
Total costs and expenses	90,858	66,484	177,056	128,690
Loss from operations	(4,681)	(2,191)	(13,360)	(6,107)
Other income (expense):
Interest expense	(88)	(79)	(175)	(146)
Interest income	56	26	116	46
Other	(6)	—	(17)	(4)
Total other expense	(38)	(53)	(76)	(104)
Loss before provision for income taxes	(4,719)	(2,244)	(13,436)	(6,211)
Income tax benefit	(1,919)	(179)	(5,467)	(29)
Net loss	$(2,800)	$(2,065)	$(7,969)	$(6,182)
Net loss per share:
Basic	$(0.03)	$(0.02)	$(0.09)	$(0.07)
Diluted	$(0.03)	$(0.02)	$(0.09)	$(0.07)
Weighted-average common shares outstanding used in computing net loss per share:
Basic	92,471	87,533	92,189	87,089
Diluted	92,471	87,533	92,189	87,089

See accompanying notes to condensed consolidated financial statements.

LIFELOCK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(2,800)	$(2,065)	$(7,969)	$(6,182)
Other comprehensive gain, net of tax
Unrealized gain on marketable securities	4	—	12	—
Comprehensive loss	$(2,796)	$(2,065)	$(7,957)	$(6,182)

See accompanying notes to condensed consolidated financial statements.

LIFELOCK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2014	2013
Operating activities
Net loss	$(7,969)	$(6,182)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,165	6,360
Share-based compensation	12,521	6,261
Provision for doubtful accounts	300	95
Amortization of premium on marketable securities	732	—
Deferred income tax benefit	(5,468)	(212)
Other	2	4
Changes in operating assets and liabilities:
Trade and other receivables	(2,189)	(3,244)
Prepaid expenses and other current assets	(1,465)	(470)
Other non-current assets	505	432
Accounts payable	2,052	(134)
Accrued expenses and other liabilities	7,828	3,179
Deferred revenue	29,711	25,089
Other non-current liabilities	1,288	2,408
Net cash provided by operating activities	46,013	33,586
Investing activities
Acquisition of property and equipment	(7,662)	(3,652)
Purchase of marketable securities	(19,662)	—
Maturities of marketable securities	18,990	—
Net cash used in investing activities	(8,334)	(3,652)
Financing activities
Proceeds from share-based compensation plans	5,501	5,753
Payments for employee tax withholdings related to restricted stock	(441)	—
Payments for debt issuance costs	—	(440)
Net cash provided by financing activities	5,060	5,313
Net increase in cash and cash equivalents	42,739	35,247
Cash and cash equivalents at beginning of period	123,911	134,197
Cash and cash equivalents at end of period	$166,650	$169,444

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

We were incorporated in Delaware on April 12, 2005 and are headquartered in Tempe, Arizona. On March 14, 2012, we acquired ID Analytics, Inc. and its wholly owned subsidiary IDA, Inc., collectively, ID Analytics, each of which is incorporated in Delaware.  On December 11, 2013, we acquired Lemon, Inc., or Lemon, which is incorporated in Delaware.

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

The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the entire year ending December 31, 2014 or any future period.

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

In May 2014, the FASB issued ASU 2014-09, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. This guidance will be effective for us in the first quarter of our fiscal year ending December 31, 2017. Early adoption is not permitted. We are currently in the process of evaluating the impact of adoption of this ASU on our consolidated financial statements.

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

The allocation of the purchase price of the acquired assets and liabilities as of December 31, 2013 was based on provisional measurements of fair value as determined by management.  Subsequent to the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, we determined that approximately $7,894 and $7,991 of Lemon’s federal and state net operating loss carryforwards, respectively, would expire as a result of limitations under Section 382 of the Internal Revenue Code.  As such, we reduced deferred tax assets, net – noncurrent by $3,222, increasing goodwill.  This adjustment has been reflected in the December 31, 2013 balances of deferred tax assets, net – noncurrent and goodwill in the accompanying condensed consolidated balance sheets.

We accounted for this acquisition using the acquisition method in accordance with Accounting Standards Codification, or ASC, 805, Business Combinations. Accordingly, we allocated the purchase price of the acquired assets and liabilities based on their estimated fair values as of the acquisition date as summarized in the following table:

Net assets assumed	$3,184
Deferred tax assets, net - noncurrent	8,706
Intangible assets acquired	3,880
Goodwill	29,914
Total purchase price consideration	$45,684

4. Marketable Securities

The following is a summary of marketable securities designated as available-for-sale as of June 30, 2014:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Corporate bonds	$35,914	$—	$(17)	$35,897
Municipal bonds	12,989	2	(1)	12,990
Certificates of deposit	498	—	—	498
Total marketable securities	$49,401	$2	$(18)	$49,385

All marketable securities are classified as current regardless of contractual maturity dates because we consider such investments to represent cash available for current operations.

As of June 30, 2014, we did not consider any of our marketable securities to be other-than-temporarily impaired. When evaluating our investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer, our ability and intent to hold the security and whether it is more likely than not that we will be required to sell the investment before recovery of its cost basis.

The following is a summary of amortized cost and estimated fair value of marketable securities as of June 30, 2014, by maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Due in one year or less	$48,132	$2	$(18)	$48,116
Due after one year	1,269	—	—	1,269
Total marketable securities	$49,401	$2	$(18)	$49,385

The following is a summary of marketable securities designated as available-for-sale as of December 31, 2013:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Corporate bonds	$37,399	$1	$(29)	$37,371
Municipal bonds	10,820	2	(3)	10,819
Certificates of deposit	498	-	-	498
Total marketable securities	$48,717	$3	$(32)	$48,688

The following is a summary of amortized cost and estimated fair value of marketable securities as of December 31, 2013, by maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Due in one year or less	$47,398	$3	$(32)	$47,369
Due after one year	1,319	-	-	1,319
Total marketable securities	$48,717	$3	$(32)	$48,688

5. Stockholders’ Equity

Share-Based Compensation

We issue share-based awards to our employees in the form of stock options, restricted stock units, and restricted stock. We also have an employee stock purchase plan. The following table summarizes the components of share-based compensation expense included in our condensed consolidated statements of operations for the three- and six-month periods ended June 30:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Cost of services	$489	$206	$832	$412
Sales and marketing	1,309	386	2,203	719
Technology and development	1,942	824	3,915	1,339
General and administrative	3,306	2,121	5,571	3,791
Total share-based compensation	$7,046	$3,537	$12,521	$6,261

Unrecognized share-based compensation expenses totaled $81,947 as of June 30, 2014, which we expect to recognize over a weighted-average time period of 3.2 years.

Stock Warrants

As of June 30, 2014, we had the following warrants to purchase common stock outstanding:

Expiration Date	Shares	Exercise Price
October 3, 2014	2,334,044	0.70
December 19, 2014	166,666	4.50

6. Fair Value Measurements

As of June 30, 2014 and December 31, 2013, the fair value of our financial assets was as follows:

	Level 1	Level 2	Level 3	Total
June 30, 2014
Assets:
Commercial paper (1)	$45,156	$—	$—	$45,156
Money market funds (1)	60,054	—	—	60,054
Corporate bonds (2)	—	35,897	—	35,897
Municipal bonds (3)	—	13,175	—	13,175
Certificates of deposit (2)	—	498	—	498
Total assets measured at fair value	$105,210	$49,570	$—	$154,780
December 31, 2013
Assets:
Commercial paper (1)	$—	$45,110	$—	$45,110
Money market funds (1)	911	—	—	911
Corporate bonds (2)	—	37,371	—	37,371
Municipal bonds (2)	—	10,819	—	10,819
Certificates of deposit (2)	—	498	—	498
Total assets measured at fair value	$911	$93,798	$—	$94,709
(1)	Classified in cash and cash equivalents
(2)	Classified in marketable securities
(3)

Includes a short-term, highly rated, highly liquid investment that is included in cash and cash equivalents as the original maturity date was less than three months at the time of purchase.  Municipal bond investments with original maturity dates greater than three months at the time of purchase are classified in marketable securities.

The fair values of our cash equivalents and available-for-sale securities included in the Level 1 and Level 2 categories are obtained from an independent pricing service, which uses a model driven valuation technique using observable market data or inputs corroborated by observable market data.

7. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share for the three- and six-month periods ended June 30:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(2,800)	$(2,065)	$(7,969)	$(6,182)
Denominator (basic and diluted):
Weighted average common shares outstanding	92,471,009	87,532,810	92,188,591	87,088,642
Net loss per share:
Basic	$(0.03)	$(0.02)	$(0.09)	$(0.07)
Diluted	$(0.03)	$(0.02)	$(0.09)	$(0.07)

For the three- and six-month periods ended June 30, 2014 and 2013, potentially dilutive securities are not included in the calculation of diluted loss per share as their impact would be anti-dilutive. The following weighted-average number of outstanding stock options, restricted stock units and restricted stock awards, common equivalent shares from stock warrants, and shares purchased under our Employee Stock Purchase Plan, or ESPP, were excluded from the computation of diluted net loss per share for the three- and six-month periods ended June 30:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Stock options outstanding	3,021,735	5,016,362	3,714,028	5,276,932
Restricted stock units and awards	116,119	62,299	218,577	64,436
Common equivalent shares from stock warrants	2,326,302	2,262,543	2,356,681	2,292,039
Shares purchased under ESPP	7,063	—	29,190	—
	5,471,219	7,341,204	6,318,476	7,633,407

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

Financial information about our segments during the three-month period ended June 30, 2014 and as of June 30, 2014 was as follows:

	Consumer	Enterprise	Eliminations	Total
Revenue:
External customers	$109,338	$6,375	$—	$115,713
Intersegment revenue	—	1,635	(1,635)	—
Loss from operations	(278)	(4,403)	—	(4,681)
Goodwill	99,805	59,537	—	159,342
Total assets	405,617	108,878	(562)	513,933

Loss from operations in our consumer and enterprise segments for the three-month period ended June 30, 2014 includes amortization of acquired intangible assets of $265 and $1,966, respectively.

Financial information about our segments during the six-month period ended June 30, 2014 was as follows:

	Consumer	Enterprise	Eliminations	Total
Revenue:
External customers	$210,333	$12,966	$—	$223,299
Intersegment revenue	—	3,149	(3,149)	—
Loss from operations	(4,801)	(8,559)	—	(13,360)

Loss from operations in our consumer and enterprise segments for the six-month period ended June 30, 2014 includes amortization of acquired intangible assets of $530 and $3,932, respectively.

Financial information about our segments during the three-month period ended June 30, 2013 and as of December 31, 2013 was as follows:

	Consumer	Enterprise	Eliminations	Total
Revenue:
External customers	$82,574	$6,946	$—	$89,520
Intersegment revenue	—	1,307	(1,307)	—
Income (loss) from operations	762	(2,953)	—	(2,191)
Goodwill	99,805	59,537	—	159,342
Total assets	349,394	114,337	(481)	463,250

Loss from operations in our enterprise segment for the three-month period ended June 30, 2013 includes amortization of acquired intangible assets of $1,966.

Financial information about our segments during the six-month period ended June 30, 2013 was as follows:

	Consumer	Enterprise	Eliminations	Total
Revenue:
External customers	$157,667	$13,947	$—	$171,614
Intersegment revenue	—	2,544	(2,544)	—
Income (loss) from operations	129	(6,236)	—	(6,107)

Loss from operations in our enterprise segment for the six-month period ended June 30, 2013 includes amortization of acquired intangible assets of $3,932.

We had no amortization of acquired intangible assets within our consumer segment for the three- and six-month periods ended June 30, 2013, as our consumer segment did not have acquired intangible assets until our purchase of Lemon in December 2013.

We allocated goodwill between our segments by estimating the expected synergies to each segment.

We derive all of our revenue from sales in the United States, and substantially all of our long-lived assets are located in the United States.

9. Income Taxes

Income taxes for the interim periods presented have been included in the accompanying condensed consolidated financial statements on the basis of an estimated annual effective tax rate.  Based on an estimated annual effective tax rate and discrete items, the estimated income tax benefit from operations for the three- and six-month periods ended June 30, 2014 was approximately $1,919 and $5,467, respectively.  For the three- and six-month periods ended June 30, 2013, the estimated income tax benefit from operations was $179 and $29, respectively.  The determination of the interim period income tax provision utilizes the effective tax rate method, which requires us to estimate certain annualized components of the calculation of the income tax provision, including the annual effective tax rate by entity and jurisdiction.

In the fourth quarter of 2013, in connection with the acquisition of Lemon and the preliminary purchase price allocation, we analyzed Lemon’s prior ownership changes, including the change which arose as a result of our acquisition of Lemon.  As a result of the preliminary analysis, we estimated that none of Lemon’s net operating loss carryforwards would expire as a result of limitations under Section 382 of the Internal Revenue Code.  Subsequent to the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, we received responses from certain former shareholders who had held a 5% or greater ownership interest in Lemon prior to the acquisition and determined that due to the ownership changes of those former shareholders, approximately $7,894 and $7,991 of Lemon’s federal and state net operating loss carryforwards, respectively, will expire solely as a result of the Section 382 limitations. As such, we retrospectively adjusted our preliminary purchase price allocation to reflect this information.

10. Contingencies

As part of our consumer services, we offer 24x7x365 member service support. If a member’s identity has been compromised, our member service team and remediation specialists will assist the member until the issue has been resolved. This includes our $1 million service guarantee, which is backed by an identity theft insurance policy, under which we will spend up to $1 million to cover certain third-party costs and expenses incurred in connection with the remediation, such as legal and investigatory fees. This insurance also covers certain out-of-pocket expenses, such as loss of income, replacement of fraudulent withdrawals, and costs associated with child and elderly care, travel, stolen purse/wallet, and replacement of documents. While we have reimbursed members for claims under this guarantee, the amounts in aggregate for the three- and six-month periods ended June 30, 2014 and 2013 were not material.

In September 2012, Denise Richardson filed a complaint against our company and Todd Davis. Ms. Richardson claims that she was improperly classified as an independent contractor instead of an employee and that we breached the terms of an alleged employment agreement. Ms. Richardson claims she is entitled to equitable relief, compensatory damages, liquidated damages, statutory penalties, punitive damages, interest, costs, and attorneys’ fees. On March 31, 2014, our motion to dismiss was granted in part and denied in part with the court dismissing nine of the ten counts that were subject to the motion to dismiss, including the single count against Mr. Davis.  On April 23, 2014, Ms. Richardson filed an amended complaint against our company and Mr. Davis again claiming that she was improperly classified as an independent contractor instead of an employee and that we breached the terms of an alleged employment agreement. Ms. Richardson claims she is entitled to equitable relief, compensatory damages, liquidated damages, statutory penalties, punitive damages, interest, costs, and attorneys’ fees.  On April 29, 2014, Mr. Davis and we filed a motion to dismiss all but one of the counts in such amended complaint.   On June 11, 2014, Ms. Richardson filed a Notice of Voluntary Dismissal by which she voluntarily dismissed her ERISA claims against us, as well as her only claim against Mr. Davis.   With respect to the remaining claims that are the subject of our motion to dismiss, the motion is awaiting decision by the court.  The court has set a scheduling conference in the matter for August 18, 2014.

On March 3, 2014, Dawn B. Bien, representing herself and seeking to represent a class of persons who acquired our securities from February 26, 2013 to February 19, 2014, inclusive, or the Class Period, filed a complaint in United States District Court for the District of Arizona against us, Todd Davis, and Chris Power.  We refer to this complaint as the Bien Complaint.  The Bien Complaint alleges that we and Messrs. Davis and Power, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act,  disseminated materially false or misleading information, or failed to disclose material facts during the Class Period in connection with our business and our operational and compliance policies, including our and Mr. Davis’s compliance with the  Stipulated Final Judgment and Order for Permanent Injunction and Other Equitable Relief entered into in March 2010 with the Federal Trade Commission, or the FTC Order, wherein we settled allegations by the Federal Trade Commission challenging certain of our advertising and marketing.  The Bien Complaint also contends that as a result of alleged violations of governmental laws, regulations, and the FTC Order, our financial statements were materially false and misleading at all relevant times.  The Bien Complaint seeks certification as a class action, compensatory damages, and attorneys’ fees and costs. On March 10, 2014, Joseph F. Scesny, representing himself and seeking to represent a class of persons who acquired our securities during the Class Period filed a complaint in United States District Court for the District of Arizona against us, Todd Davis, and Chris Power.  We refer to this complaint as the Scesny Complaint. The Scesny Complaint is substantially similar to the Bien Complaint and seeks substantially similar relief. On June 16, 2014, the court consolidated the Scesny Complaint and the Bien Complaint into a single action captioned In re LifeLock, Inc. Securities Litigation.  The court also appointed a lead plaintiff and lead counsel.  Pursuant to the parties’ stipulation, and the order of the court dated July 2, 2014, a consolidated amended complaint is due to be filed no later than August 15, 2014.  We anticipate filing a motion to dismiss that complaint by September 15, 2014.

On March 13, 2014, we received a request from the Federal Trade Commission, or the FTC, for documents and information related to our compliance with the FTC Order.   Prior to our receipt of the FTC’s request, we met with FTC Staff on January 17, 2014, at our request, to discuss issues regarding allegations that have been asserted in a whistleblower claim against us relating to our compliance with the FTC Order.  On March 13, 2014, we received a request from the FTC for documents and information related to our compliance with the FTC Order.   We are in the process of completing our response to the FTC’s March 13, 2014 request for information regarding our information security program and alert and notification processing, along with a subsequent request for clarification regarding certain information that we previously submitted.

On March 20, 2014, Michael D. Peters filed a complaint in United States District Court for the District of Arizona against our company, Kim Jones, and Cristy Schaan.  Mr. Jones is not affiliated with us.  Ms. Schaan is our Chief Information Security Officer.  In his complaint, Mr. Peters alleges that we violated the whistleblower protection provisions of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, by terminating Mr. Peters’ employment as a result of alleged disclosures that he made to us, and that Ms. Schaan defamed Mr. Peters.  Mr. Peters seeks from us two times his back pay, two times the value of certain stock options and bonus, moving expenses, damages for emotional harm and anxiety, damages for harm to reputation, litigation costs including attorneys’ fees, and interest, and seeks from Ms. Schaan actual damages, punitive damages, and interest.  On April 21, 2014, we filed an answer, affirmative defenses, and counterclaims, answering Mr. Peters’ claim under the Sarbanes-Oxley Act and asserting counterclaims against Mr. Peters for fraud, negligent misrepresentation, breach of contract, and unjust enrichment, based on our allegations that we were induced to hire Mr. Peters by his false statements and misrepresentations regarding his employment history and seeking to recover actual and consequential damages, punitive damages, attorneys’ fees, and the $15 signing bonus paid to Mr. Peters.  Mr. Peters answered our counterclaims on May 7, 2014.  On April 21, 2014, we also filed a motion to dismiss Mr. Peters’ claim under the Dodd-Frank Act.  On April 25, 2014, Ms. Schaan filed a motion to dismiss Mr. Peters’ claim against her.  On June 2, 2014, Mr. Peters filed a motion for judgment on the pleadings directed to our unjust enrichment counterclaim, one of the four counterclaims we brought against Mr. Peters.  All three of the motions are awaiting decision by the court.

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

On December 11, 2013, we acquired mobile wallet innovator Lemon for approximately $42.4 million in cash and launched our new LifeLock Wallet mobile application. The LifeLock Wallet mobile application technology allows consumers to replicate and store a digital copy of their personal wallet contents on their smart device for records backup, as well as transaction monitoring and mobile use of items such as credit, identification, ATM, insurance, and loyalty cards. The LifeLock Wallet mobile application technology also offers our members one-touch access to our identity theft protection services. On May 16, 2014, we announced that we had determined that certain aspects of the LifeLock Wallet mobile application were not fully compliant with applicable payment card industry (PCI) security standards. As a result, we temporarily suspended the LifeLock Wallet mobile application, and deleted the affected data from our servers, until we can operate the LifeLock Wallet mobile application in accordance with those standards. We have no indication that the data included in the LifeLock Wallet mobile application servers was compromised. The LifeLock Wallet mobile application storage processes are separate and independent from LifeLock’s core identity theft protection services business, including the enrollment and related credit card storage processes used in our services. As such, we do not expect the suspension of the LifeLock Wallet mobile application to impact in any manner the core functionality or utility of the identity theft protection services we provide to our members.

We derive the substantial majority of our revenue from member subscription fees. We also derive revenue from transaction fees from our enterprise customers.

At the end of July 2014, we announced the launch of our LifeLock Standard, LifeLock Advantage, and LifeLock Ultimate Plus services.  We will also continue to offer our LifeLock Junior services and, on a limited basis and for a limited time in connection with certain of our partnerships, our basic LifeLock, LifeLock Command Center, and LifeLock Ultimate services.  We will continue to provide services to our existing members currently enrolled in our basic LifeLock, LifeLock Command Center, and LifeLock Ultimate services. Our consumer services are offered on a monthly or annual subscription. Our average revenue per member is lower than our retail list prices due to wholesale or bulk pricing that we offer to strategic partners in our embedded product, employee benefits, and breach distribution channels to drive our membership growth. In our embedded product channel, our strategic partners embed our consumer services into their products and services and pay us on behalf of their customers; in our employee benefit channel, our strategic partners offer our consumer services as a voluntary benefit as part of their employee benefit enrollment process; and in our breach channel, enterprises that have experienced a data breach pay us a fee to provide our services to the victims of the data breach. We also offer special discounts and promotions from time to time to incentivize prospective members to enroll in one of our consumer services. Our members pay us the full subscription fee at the beginning of each subscription period, in most cases by authorizing us to directly charge their credit or debit cards. We initially record the subscription fee as deferred revenue and then recognize it ratably on a daily basis over the subscription period. The prepaid subscription fees enhance our visibility of revenue and allow us to collect cash prior to paying our fulfillment partners.

Our enterprise customers pay us based on their monthly volume of transactions with us, with approximately 30% of our enterprise customers committed to monthly transaction minimums. We recognize revenue at the end of each month based on transaction volume for that month and bill our enterprise customers at the conclusion of each month.

We have historically invested significantly in new member acquisition and expect to continue to do so for the foreseeable future. Our largest operating expense is advertising for member acquisition, which we record as a sales and marketing expense. This is comprised of radio, television, and print advertisements; direct mail campaigns; online display advertising; paid search and search-engine optimization; third-party endorsements; and education programs. We also pay internal and external sales commissions, which we record as a sales and marketing expense. In general, increases in revenue and cumulative ending members occur during and after periods of significant and effective direct retail marketing efforts.

Our revenue grew from $89.5 million for the three-month period ended June 30, 2013 to $115.7 million for the three-month period ended June 30, 2014, an increase of 29%, including year-over-year growth within our consumer segment of 32%. We generated a loss from operations of $4.7 million and a net loss of $2.8 million for the three-month period ended June 30, 2014.

Our revenue grew from $171.6 million for the six-month period ended June 30, 2013 to $223.3 million for the six-month period ended June 30, 2014, an increase of 30%, including year-over-year growth within our consumer segment of 33%. We generated a loss from operations of $13.4 million and a net loss of $8.0 million for the six-month period ended June 30, 2014.

Our Business Model

We operate our business and review and assess our operating performance using two reportable segments: our consumer segment and our enterprise segment. We review and assess our operating performance using segment revenue, income (loss) from operations, and total assets. These performance measures include the allocation of operating expenses to our reportable segments based on management’s specific identification of costs associated to those segments.

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

Key Operating Metrics

The following table summarizes our key operating metrics for the three- and six-month periods ended June 30:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except percentages and per member data)		(in thousands, except percentages and per member data)
	(Unaudited)		(Unaudited)
Cumulative ending members	3,388	2,760	3,388	2,760
Gross new members	304	230	648	480
Member retention rate	87.2%	87.4%	87.2%	87.4%
Average cost of acquisition per member	$183	$175	$169	$165
Monthly average revenue per member	$10.99	$10.18	$10.90	$10.00
Enterprise transactions	54,547	48,325	107,256	106,808

Cumulative ending members. We calculate cumulative ending members as the total number of members at the end of the relevant period. The majority of our members are paying subscribers who have enrolled in our consumer services directly with us on a monthly or annual basis. Our remaining members receive our consumer services through third-party enterprises that pay us directly, often as a result of a breach within the enterprise or by embedding our service within a broader third-party offering or as a benefit to their employees. We monitor cumulative ending members because it provides an indication of the revenue and expenses that we expect to recognize in the future.

As of June 30, 2014, we had approximately 3.4 million cumulative ending members, an increase of 23% from June 30, 2013. This increase was driven by several factors, including the success of our marketing campaigns, increased awareness of data breaches, media coverage of identity theft, and our member retention rate.

Gross new members. We calculate gross new members as the total number of new members who enroll in one of our consumer services during the relevant period. Many factors may affect the volume of gross new members in each period, including the effectiveness of our marketing campaigns, the timing of our marketing programs, the effectiveness of our strategic partnerships, and the general level of identity theft coverage in the media. We monitor gross new members because it provides an indication of the revenue and expenses that we expect to recognize in the future. For the three-month period ended June 30, 2014, we enrolled approximately 304,000 gross new members, up from approximately 230,000 for the three-month period ended June 30, 2013. For the six-month period ended June 30, 2014, we enrolled approximately 648,000 gross new members, up from approximately 480,000 for the six-month period ended June 30, 2013. This increase was driven by the success of our marketing campaigns, the continued success of our LifeLock Ultimate service, which accounted for more than 40% our gross new members during the three- and six-month periods ended June 30, 2014, and increased awareness of data breaches and identity theft.

Member retention rate. We define member retention rate as the percentage of members on the last day of the prior year who remain members on the last day of the current year, or for quarterly presentations, the percentage of members on the last day of the comparable quarterly period in the prior year who remain members on the last day of the current quarterly period. A number of factors may increase our member retention rate, including increases in the number of members enrolled on an annual subscription, increases in the number of alerts a member receives, and increases in the number of members enrolled through strategic partners with which the member has a strong association. Conversely, factors reducing our member retention rate may include increases in the number of members enrolled on a monthly subscription, and the end of programs in our embedded product and breach channels. In addition, the length of time a member has been enrolled in one of our services will impact our member retention rate with longer term members having a positive impact.  Historically, the member retention rate for our premium services has been lower than the member retention rate for our LifeLock Basic service, which we believe is driven primarily by price.

As of June 30, 2014, our member retention rate was 87.2%, which was our seventh consecutive quarter above 87%.  The decrease in retention rate in the first six months of 2014 was driven, in part, by the cancellation of breach members who enrolled in previous years and the impact of an increased number of member credit and debit cards that were replaced as a result of large data breaches in the fourth quarter of 2013.

Average cost of acquisition per member. We calculate average cost of acquisition per member as our sales and marketing expense for our consumer segment during the relevant period divided by our gross new members for the period. A number of factors may influence this metric, including shifts in the mix of our media spend. For example, when we engage in marketing efforts to build our brand, our cost of acquisition per member increases in the short term with the expectation that it will decrease over the long term. In addition, when we introduce new partnerships in our embedded product channel, such as our partnership with AOL in the fourth quarter of 2011, our average cost of acquisition per member decreases due to the volume of members that enroll in our consumer services in a relatively short period of time. We monitor average cost of acquisition per member to evaluate the efficiency of our marketing programs in acquiring new members. For the three-month period ended June 30, 2014, our average cost of acquisition per member was $183, up from $175 for the three-month period ended June 30, 2013. For the six-month period ended June 30, 2014, our average cost of acquisition per member was $169, up from $165 for the six-month period ended June 30, 2013. Our member retention rate and the increasing monthly average revenue per member, primarily from the continued penetration of our LifeLock Ultimate service, results in a higher lifetime value of a member relationship which enables us to absorb a higher average cost of acquisition per member.

Monthly average revenue per member. We calculate monthly average revenue per member as our consumer revenue during the relevant period divided by the average number of cumulative ending members during the relevant period (determined by taking the average of the cumulative ending members at the beginning of the relevant period and the cumulative ending members at the end of each month in the relevant period), divided by the number of months in the relevant period. A number of factors may influence this metric, including whether a member enrolls in one of our premium services; whether we offer the member any promotional discounts upon enrollment; the distribution channel through which we acquire the member, as we offer wholesale pricing in our embedded product, employee benefit, and breach channels; and whether a new member subscribes on a monthly or annual basis, as members enrolling on an annual subscription receive a discount for paying for a year in advance. While our retail list prices have historically remained unchanged, we have seen our monthly average revenue per member increase primarily due to the increased adoption of our higher priced premium services by a greater percentage of our members, a trend we expect to continue. We monitor monthly average revenue per member because it is a strong indicator of revenue in our consumer business and of the performance of our premium services.

Our average revenue per member for the three- and six-month periods ended June 30, 2014 increased approximately 8% and 9% from the three- and six-month periods ended June 30, 2013, respectively. The increase in our monthly average revenue per member resulted primarily from the continued success of our LifeLock Ultimate service, which accounted for more than 40% of our gross new members for the three- and six-month periods ended June 30, 2014.

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

We processed 54.5 million enterprise transactions for the three-month period ended June 30, 2014, an increase of 13% from the three-month period ended June 30, 2013. We processed 107.3 million enterprise transactions for the six-month period ended June 30, 2014, an increase of less than 1% from the six-month period ended June 30, 2013. There are three main factors impacting the change in enterprise transactions year over year. The first, in the three-month period ended June 30, 2013 we had a large telecommunication customer stop scoring their new wireline customers due to low levels of fraud in the business. We were able to reengage and commence scoring a portion of the volume in the six-month period ended June 30, 2014, resulting in higher transactions through the three-month period ended June 30, 2014 when compared to the three-month period ended June 30, 2013.  However, the transactions scored for this customer during the six-month period ended June 30, 2014 were lower than the transactions scored in the six-month period ended June 30, 2013. Second, we have seen a reduction in enterprise transactions related to us giving notice of non-renewal to several customers who compete in our consumer business and allowing such contracts to lapse.  Offsetting these reductions, we have seen enterprise transactions increase as we continue to add new customers and expand our offerings with our current customer base.

Key Financial Metrics

The following table summarizes our key financial metrics for the three- and six-month periods ended June 30:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Consumer revenue	$109,338	$82,574	$210,333	$157,667
Enterprise revenue	6,375	6,946	12,966	13,947
Total revenue	115,713	89,520	223,299	171,614
Adjusted net income	4,560	3,226	3,546	3,799
Adjusted EBITDA	6,669	4,635	7,326	6,514
Free cash flow	23,962	18,424	38,351	29,934

Adjusted Net Income

Adjusted net income is a non-GAAP financial measure that we calculate as net income (loss) excluding amortization of acquired intangible assets, share-based compensation, income tax benefits and expenses resulting from changes in our deferred tax assets, and acquisition related expenses.  Historically, in calculating adjusted net income, we also excluded changes in fair value of warrant liabilities and change in fair value of embedded derivatives in the periods in which those items occurred. We do not currently have any warrant liabilities or embedded derivatives; accordingly, we will only include those items of income and expense in our reconciliation of adjusted net income for period-over-period comparisons.  We have included adjusted net income in this Quarterly Report on Form 10-Q because it is a key measure used by us to understand and evaluate our core operating performance and trends. In particular, the exclusion of certain expenses in calculating adjusted net income can provide a useful measure for period-to-period comparisons of our core business.

Accordingly, we believe that adjusted net income provides useful information to investors and others in understanding and evaluating our operating results in the same manner as we do. We believe the exclusion of certain items of income and expense from net income (loss) in calculating adjusted net income is useful because (i) the amount of such income and expense in any specific period may not directly correlate to the underlying operational performance of our business, and/or (ii) such income and expense can vary significantly between periods as a result of new acquisitions and full amortization of previously acquired intangible assets.

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

•	adjusted net income does not reflect the cash requirements for new acquisitions;
•	adjusted net income does not reflect changes in, or cash requirements for, our working capital needs;
•	adjusted net income does not consider the potentially dilutive impact of share-based compensation;
•

adjusted net income does not reflect the deferred income tax benefit from the release of the valuation allowance or income tax expenses which reduce our deferred tax asset for net operating losses or other net changes in deferred tax assets;

•	adjusted net income does not reflect the expenses incurred for new acquisitions; and
•	other companies, including companies in our industry, may calculate adjusted net income or similarly titled measures differently, limiting their usefulness as a comparative measure.

Because of these limitations, you should consider adjusted net income alongside other financial performance measures, including various cash flow metrics, net loss, and our other GAAP results. The following table presents a reconciliation of net loss to adjusted net income for applicable items of income and expense that impacted each of the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Reconciliation of Net Loss to Adjusted Net Income:
Net loss	$(2,800)	$(2,065)	$(7,969)	$(6,182)
Amortization of acquired intangible assets	2,231	1,966	4,462	3,932
Share-based compensation	7,046	3,537	12,521	6,261
Deferred income tax benefit	(1,917)	(212)	(5,468)	(212)
Adjusted net income	$4,560	$3,226	$3,546	$3,799

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss) excluding depreciation and amortization, share-based compensation, interest expense, interest income, other income (expense), income tax (benefit) expense, and acquisition related expenses. Historically, in calculating adjusted EBITDA, we also excluded changes in fair value of warrant liabilities and change in fair value of embedded derivatives in the periods in which those items occurred. We do not currently have any warrant liabilities or embedded derivatives; accordingly, we will only include those items of income and expense in our reconciliation of adjusted EBITDA for period-over-period comparisons.  We have included adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measure used by us to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop short- and long-term operational plans. In particular, the exclusion of certain expenses in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Additionally, adjusted EBITDA is a key financial measure used in determining management’s incentive compensation.

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

Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss, and our other GAAP results. The following table presents a reconciliation of net loss to adjusted EBITDA for applicable items of income and expense that impacted each of the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(2,800)	$(2,065)	$(7,969)	$(6,182)
Depreciation and amortization	4,304	3,289	8,165	6,360
Share-based compensation	7,046	3,537	12,521	6,261
Interest expense	88	79	175	146
Interest income	(56)	(26)	(116)	(46)
Other expense	6	-	17	4
Income tax benefit	(1,919)	(179)	(5,467)	(29)
Adjusted EBITDA	$6,669	$4,635	$7,326	$6,514

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

Because of these limitations, you should consider free cash flow alongside other financial performance measures, including net cash provided by operating activities, net loss, and our other GAAP results. The following table presents a reconciliation of net cash provided by operating activities to free cash flow for each of the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Reconciliation of Net Cash Provided By Operating Activities to Free Cash Flow:
Net cash provided by operating activities	$27,697	$20,791	$46,013	$33,586
Acquisitions of property and equipment	(3,735)	(2,367)	(7,662)	(3,652)
Free cash flow	$23,962	$18,424	$38,351	$29,934

Factors Affecting Our Performance

Customer acquisition costs. We expect to continue to make significant expenditures to grow our member and enterprise customer bases. Our average cost of acquisition per member and the number of new members we generate depends on a number of factors, including the effectiveness of our marketing campaigns, changes in cost of media, the competitive environment in our markets, the prevalence of identity theft issues in the media, publicity about our company, and the level of differentiation of our services. Shifts in the mix of our media spend also influence our member acquisition costs. For example, when we engage in marketing efforts to build our brand, our member acquisition costs increase in the short term with the expectation that they will decrease over the long term. We also continually test new media outlets, marketing campaigns, and call center scripting, each of which impacts our average cost of acquisition per member. In addition, given the past success of our premium services, we expect to be able to absorb a higher average cost of acquisition per member and still recognize value over the lifetime of our member relationships.

Mix of members by services, billing cycle, and distribution channel. Our performance is affected by the mix of members subscribing to our various consumer services, by billing cycle (annual versus monthly), and by the distribution channel through which we acquire the member. Our adjusted EBITDA, adjusted net income, free cash flow, and average cost of acquisition per member are all affected by this mix. We have seen a recent shift to more monthly members, in large part due to the increase in the number of members enrolling through our embedded product and employee benefits channels in which our members enroll on a monthly basis. We also have seen an increase in the number of members enrolling in our premium services as a percentage of our gross new members.

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

Our enterprise business relies on the retention of enterprise customers to maintain the effectiveness of our services because our enterprise customers typically provide us with their customer transaction data as part of our service. Losing a significant number of these customers would reduce the breadth and effectiveness of our services. In addition, we believe approximately 8% of the revenue of ID Analytics for the six-month period ended June 30, 2014, or less than 1% of our overall revenue for such period, was derived from direct competitors to our consumer business. As we have given notice of non-renewal to competitors in our consumer business, we have allowed such contracts to lapse, and accordingly, this percentage may decline over time.

Investments to grow our business. We will continue to invest to grow our business. Investments in the development and marketing of new services, including the new services we introduced in July 2014, and the continued enhancement of our existing services will increase our operating expenses in the near term and thus may negatively impact our operating results in the short term, although we anticipate that these investments will grow and improve our business over the long term.

Regulatory developments. Our business is subject to regulation by federal, state, local, and foreign authorities. Any changes to the existing applicable laws, regulations, or rules; any determination that other laws, regulations, or rules are applicable to us; or any determination that we have violated any of these laws, regulations, or rules could adversely impact our operating results. In addition, as previously disclosed, on January 17, 2014, we met with FTC Staff, at our request, to discuss issues regarding allegations that have been asserted in a whistleblower claim against us relating to our compliance with the FTC Order. On March 13, 2014, we received a request from the FTC for documents and information related to our compliance with the FTC Order.  We are in the process of completing our response to the FTC’s March 13, 2014 request for information regarding our information security program and alert and notification processing, along with a subsequent request for clarification regarding certain information that we previously submitted.

In addition, on May 16, 2014, we announced that we had determined that certain aspects of the LifeLock Wallet mobile application were not fully compliant with applicable payment card industry (PCI) security standards. As a result, we temporarily suspended the LifeLock Wallet mobile application, and deleted the affected data from our servers, until we can operate the LifeLock Wallet mobile application in accordance with those standards. We have no indication that the data included in the LifeLock Wallet mobile application servers was compromised. The LifeLock Wallet mobile application storage processes are separate and independent from LifeLock’s core identity theft protection services business, including the enrollment and related credit card storage processes used in our standard LifeLock service and our LifeLock Ultimate service. As such, we do not expect the suspension of the LifeLock Wallet mobile application to impact in any manner the core functionality or utility of the identity theft protection services we provide to our members.  On May 15, 2014, on our own initiative, we informed the FTC Staff of these issues, and we expect to receive further requests for information from the FTC about these issues.

A determination that we are in violation of the FTC Order, including as a result of the FTC’s review of our information security program and alert and notification processing or our PCI non-compliance in connection with the LifeLock Wallet mobile application, could result in liability for fines, damages, or other penalties or require us to make changes to our services and business practices, and cause us to lose customers, any of which could have a material adverse impact on our business, operating results, financial condition, and prospects.

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

For additional factors and risks facing our business see “Risk Factors.”

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

Revenue

We derive revenue in our consumer segment primarily from fees paid by our members for identity theft protection services offered on a subscription basis. Our members subscribe to our consumer services on a monthly or annual, automatically renewing basis, and pay us the full subscription fee at the beginning of each subscription period, in most cases by authorizing us to directly charge their credit or debit cards. In some cases, we offer members a free trial period, which is typically 30 days. Our members may cancel their membership with us at any time without penalty and, when they do, we issue a refund for the unused portion of the canceled membership. We recognize revenue for member subscriptions ratably on a daily basis from the latter of cash receipt, activation of a member’s account, or expiration of free trial periods to the end of the subscription period.

We also provide consumer services for which the primary customer is an enterprise purchasing identity theft protection services on behalf of its employees or customers. In such cases, we defer revenue for each member until the member’s account has been activated. We then recognize revenue ratably on a daily basis over the term of the subscription period.

We derive revenue in our enterprise segment from fees paid by our enterprise customers for fraud and risk solutions, which we provide under multi-year contracts, many of which renew automatically. Our enterprise customers pay us based on their monthly volume of transactions with us, and approximately 30% of them are committed to paying monthly minimum fees. We recognize revenue based on a negotiated fee per transaction. Transaction fees in excess of any of the monthly minimum fees are billed and recorded as revenue in addition to the monthly minimum fees. In some instances, we receive up-front non-refundable payments against which the monthly minimum fees are applied. The up-front non-refundable payments are recorded as deferred revenue and recognized as revenue monthly over the usage period. If an enterprise customer does not meet its monthly minimum fee, we bill the negotiated monthly minimum fee and recognize revenue for that amount. We derive a small portion of our enterprise revenue from special projects in which we are engaged to deliver a report at the end of the analysis, which we record upon delivery and acceptance of the report.

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

Sales and Marketing

Sales and marketing expenses consist primarily of direct response advertising and online search costs, commissions paid on a per-member basis to our online affiliates and on a percentage of revenue basis to our co-marketing partners, and wages and benefits for sales and marketing personnel. Direct response marketing costs include television, radio, and print advertisements as well as costs to create and produce these advertisements. Online search costs consist primarily of pay-per-click payments to search engines and other online advertising media, such as banner ads. Advertising costs are expensed as incurred and historically have occurred unevenly across periods. Our sales and marketing expenses also include payments related to our sponsorship and promotional partners. In order to continue to grow our business and the awareness of our services, we plan to continue to commit substantial resources to our sales and marketing efforts. As a result, we expect our sales and marketing expenses will continue to increase in absolute dollars for the foreseeable future and vary as a percentage of revenue depending on the timing of those expenses.

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

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets is the amortization expense associated with core technology, customer relationships, and trade names and trademarks resulting from business acquisitions. As of June 30, 2014, we had $42.8 million in acquired intangible assets, net of amortization, as a result of our acquisitions of ID Analytics and Lemon. The acquired intangible assets have useful lives of between one and ten years and we expect to recognize approximately $8.9 million of amortization expense in the year ending December 31, 2014.

Provision for Income Taxes

We are subject to federal income tax as well as state income tax in various states in which we conduct business. Our effective tax rate for the three- and six-month periods ended June 30, 2014 approximates the U.S. federal statutory tax rate plus the impact of state taxes and permanent and other temporary differences.  For the three- and six-month periods ended June 30, 2013, our effective tax rate differed from the statutory rate primarily as a result of our valuation allowance on our deferred taxes, state taxes, and non-deductible expenses.

Results of Operations

Comparison of the Three- and Six-Month Periods Ended June 30, 2014 and 2013

Total Revenue

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(in thousands)			(in thousands)
Consumer revenue	$109,338	$82,574	32.4%	$210,333	$157,667	33.4%
Enterprise revenue	6,375	6,946	-8.2%	12,966	13,947	-7.0%
Total revenue	$115,713	$89,520		$223,299	$171,614

Consumer revenue for the three-month period ended June 30, 2014 was $109.3 million, an increase of $26.8 million, or 32%, over consumer revenue for the three-month period ended June 30, 2013. The increase in our consumer revenue related primarily to an increase in the number of our members, which grew from 2.8 million as of June 30, 2013 to 3.4 million as of June 30, 2014, an increase of 23%. In addition, our monthly average revenue per member increased 8% to $10.99 for the three-month period ended June 30, 2014 from $10.18 for the three-month period ended June 30, 2013.  The increase in members and monthly average revenue per member resulted from the continued success of our LifeLock Ultimate service offering and our advertising and marketing campaigns designed to increase the overall awareness of our services and identity theft.

Consumer revenue for the six-month period ended June 30, 2014 was $210.3 million, an increase of $52.7 million, or 33%, over consumer revenue for the six-month period ended June 30, 2013, primarily attributable to the growth in our member base. Our monthly average revenue per member increased 9% to $10.90 for the six-month period ended June 30, 2014 from $10.00 for the six-month period ended June 30, 2013, due to the continued success of our premium service offering and our advertising and marketing campaigns, which drove member growth.

Enterprise revenue for the three-month period ended June 30, 2014 was $6.4 million, a decrease of $0.6 million, or 8%, from enterprise revenue for the three-month period ended June 30, 2013, primarily attributable to the reduction in revenue as a result of us giving notice of non-renewal to several customers who compete in our consumer business and allowing such contracts to lapse, offset by growth as we continue to add new customers and expand our offerings within our current customer base.

Enterprise revenue for the six-month period ended June 30, 2014 was $13.0 million, a decrease of $1.0 million, or 7%, from enterprise revenue for the six-month period ended June 30, 2013, primarily attributable to the reduction in revenue as a result of us giving notice of non-renewal to several customers who compete in our consumer business and allowing such contracts to lapse, offset by growth as we continue to add new customers and expand our offerings within our current customer base.

Cost of Services and Gross Profit

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(in thousands)			(in thousands)
Cost of services	$29,536	$25,227	17.1%	$59,603	$49,031	21.6%
Percentage of revenue	25.5%	28.2%		26.7%	28.6%
Gross profit	$86,177	$64,293	34.0%	$163,696	$122,583	33.5%
Percentage of revenue	74.5%	71.8%		73.3%	71.4%

Gross profit for the three-month period ended June 30, 2014 was $86.2 million, or 74.5% of revenue, an increase of $21.9 million, or 34%, over gross profit of $64.3 million, or 71.8% of revenue, for the three-month period ended June 30, 2013. The increase in our gross profit resulted primarily from increased revenue associated with the growth in the number of our members and increased monthly average revenue per member. The increase in our gross margin is attributable to efficiencies in our member services organization and scalability within certain third-party fulfillment contracts as our member base continued to grow.

Gross profit for the six-month period ended June 30, 2014 was $163.7 million, or 73.3% of revenue, an increase of $41.1 million, or 34%, over gross profit of $122.6 million, or 71.4% of revenue, for the six-month period ended June 30, 2013.   The increase in gross profit resulted primarily from increased revenue associated with the growth in the number of our members and increased monthly average revenue per member.

Sales and Marketing

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(in thousands)			(in thousands)
Sales and marketing	$58,774	$43,248	35.9%	$115,621	$85,041	36.0%
Percentage of revenue	50.8%	48.3%		51.8%	49.6%

Sales and marketing expenses for the three-month period ended June 30, 2014 were $58.7 million, or 50.8% of revenue, compared with $43.2 million, or 48.3% of revenue, for the three-month period ended June 30, 2013. The increase in our sales and marketing expenses resulted from increases in our advertising expenses, external sales commissions, and personnel costs, specifically non-cash share-based compensation. The increase in our sales and marketing expenses reflected our investment to drive new membership growth, our continued advertising of our LifeLock Ultimate service, and our efforts to highlight the growing identity theft issue and to educate consumers.

Sales and marketing expenses for the six-month period ended June 30, 2014 were $115.6 million, or 51.8% of revenue, compared with $85.0 million, or 49.6% of revenue, for the six-month period ended June 30, 2013. We continue to invest heavily in our sales and marketing initiatives to highlight our services and educate consumers on identity theft in an effort to drive new membership growth.  Increases in external sales commissions and personnel costs, specifically non-cash share based compensation, also contributed to the increase in sales and marketing expenses for the six-month period ended June 30, 2014.

Technology and Development

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(in thousands)			(in thousands)
Technology and development	$13,524	$10,370	30.4%	$26,672	$19,394	37.5%
Percentage of revenue	11.7%	11.6%		11.9%	11.3%

Technology and development expenses for the three-month period ended June 30, 2014 were $13.5 million, or 11.7% of revenue, compared with $10.4 million, or 11.6% of revenue, for the three-month period ended June 30, 2013. The increase in our technology and development expenses resulted primarily from increases in our personnel costs, as we continue to invest in the talent within the organization.

Technology and development expenses for the six-month period ended June 30, 2014 were $26.7 million, or 11.9% of revenue, compared with $19.4 million, or 11.3% of revenue, for the six-month period ended June 30, 2013. The increase in our technology and development expenses resulted primarily from increases in our personnel costs.

General and Administrative

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(in thousands)			(in thousands)
General and administrative	$16,329	$10,900	49.8%	$30,301	$20,323	49.1%
Percentage of revenue	14.1%	12.2%		13.6%	11.8%

General and administrative expenses for the three-month period ended June 30, 2014 were $16.3 million, or 14.1% of revenue, compared with $10.9 million, or 12.2% of revenue, for the three-month period ended June 30, 2013. The increase in general and administrative expenses resulted primarily from additional costs associated with our regulatory compliance, acquisition integration and related intellectual property audits, the expansion of our office facilities, and additional personnel costs, primarily non-cash share-based compensation.

General and administrative expenses for the six-month period ended June 30, 2014 were $30.3 million, or 13.6% of revenue, compared with $20.3 million, or 11.8% of revenue, for the six-month period ended June 30, 2013. The increase in general and administrative expenses resulted primarily from additional costs associated with our regulatory compliance, acquisition integration and related intellectual property audits, the expansion of our office facilities, and additional personnel costs, primarily non-cash share-based compensation.

 Amortization of Acquired Intangible Assets

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(in thousands)			(in thousands)
Amortization of acquired intangible assets	$2,231	$1,966	13.5%	$4,462	$3,932	13.5%
Percentage of revenue	1.9%	2.2%		2.0%	2.3%

Amortization of acquired intangible assets was $2.2 million for the three-month period ended June 30, 2014, an increase of $0.3 million over the three-month period ended June 30, 2013. Amortization of acquired intangible assets was $4.5 million for the six-month period ended June 30, 2014, an increase of $0.5 million over the six-month period ended June 30, 2013. The increase in amortization of acquired intangible assets for the three- and six-month periods ended June 30, 2014 resulted from our amortization of the intangible assets acquired in our acquisition of Lemon in December 2013.

Other Expense

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(in thousands)			(in thousands)
Interest expense	$(88)	$(79)	11.4%	$(175)	$(146)	19.9%
Interest income	56	26	115.4%	116	46	152.2%
Other	(6)	-	N/A	(17)	(4)	325.0%
	$(38)	$(53)	-28.3%	$(76)	$(104)	-26.9%

Other expense for the three- and six-month periods ended June 30, 2014 was less than $0.1 million and $0.1 million, respectively, compared with other expense of less than $0.1 million and $0.1 million for the three- and six-month periods ended June 30, 2013.

Income Tax Benefit

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(in thousands)			(in thousands)
Income tax benefit	$(1,919)	$(179)	972.1%	$(5,467)	$(29)	18751.7%
Effective tax rate	41.0%	8.2%		40.9%	0.5%

Income tax benefit for the three-month period ended June 30, 2014 was $1.9 million compared with an income tax benefit of $0.2 million for the three-month period ended June 30, 2013. Income tax benefit for the six-month period ended June 30, 2014 was $5.5 million compared with an income tax benefit of $29 thousand for the six-month period ended June 30, 2013. In the fourth quarter of 2013, in consideration of all available positive and negative evidence, including our historical operating results, current financial condition, and potential future taxable income, we released substantially all of our valuation allowance on our deferred tax assets.  As such, for the three- and six-month periods ended June 30, 2014, our effective tax rate approximated the U.S. federal statutory tax rate plus the impact of state taxes.

Liquidity and Capital Resources

As of June 30, 2014, we had $166.6 million in cash and cash equivalents, which consisted of cash, money market funds, open commercial paper, and a municipal bond with an original maturity date of less than three months at the time of purchase, and $49.4 million in marketable securities, which consisted of corporate bonds, municipal bonds, and certificates of deposit.  We classify our marketable securities as short-term regardless of contractual maturity based on our ability to liquidate such investments for use in current operations.  Additionally, we have an $85 million revolving line of credit, although we have made no draws on the line of credit to date.  As of June 30, 2014, we had no outstanding debt.  We believe that our existing cash and cash equivalents and marketable securities together with cash generated from operations will be sufficient to fund our operations for at least the next 12 months.

Operating Activities

For the six-month period ended June 30, 2014, operating activities generated $46.0 million in cash as a result of a net loss of $8.0 million, adjusted by non-cash items such as depreciation and amortization of $8.2 million, share-based compensation of $12.5 million, provision for doubtful accounts of $0.3 million, amortization of premium on marketable securities of $0.7 million, and a deferred income tax benefit of $5.4 million. An increase in deferred revenue related to the overall growth of our business provided operating cash of $29.7 million and we had an increase in operating cash as a result of changes in other operating assets and liabilities of $8.0 million.

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

Investing Activities

For the six-month period ended June 30, 2014, we used $7.7 million of cash to acquire property and equipment, primarily attributable to expansion of our office locations, and invested net cash of $0.7 million in the purchase of marketable securities.

For the six-month period ended June 30, 2013, we used $3.7 million of cash to acquire property and equipment, primarily attributable to investments in infrastructure to enable continued scalable growth.

Financing Activities

For the six-month period ended June 30, 2014, our financing activities generated net cash of $5.1 million as a result of cash received from share-based compensation plans of $5.5 million, offset by $0.4 million paid for employee withholding tax related to net distributions of restricted stock units.

For the six-month period ended June 30, 2013, financing activities generated net cash of $5.3 million as a result of cash received from share-based compensation plans of $5.8 million offset by cash used of $0.4 million related to the payments of debt issuance costs associated with the refinancing of our credit agreement.

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

The Senior Credit Facility provides for an $85.0 million revolving line of credit, which we can increase to $110.0 million subject to the conditions set forth in the Credit Agreement. The revolving line of credit also includes a letter of credit subfacility of $10.0 million and a swing line loan subfacility of $5.0 million. The Senior Credit Facility has a maturity date of January 9, 2018. As of June 30, 2014, we had no debt outstanding under our Senior Credit Facility.  For the three- and six-month periods ended June 30, 2014 and 2013, we paid an unused commitment fee of less than $0.1 million, which is included in interest expense in the condensed consolidated statements of operations.

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

The Senior Credit Facility requires us to maintain certain financial covenants. In addition, the Senior Credit Facility requires us to maintain all material proprietary databases and software with a third-party escrow agent in accordance with an escrow agreement that we reaffirmed in connection with the Senior Credit Facility. The Senior Credit Facility also contains certain affirmative and negative covenants limiting, among other things, additional liens and indebtedness, investments and distributions, mergers and acquisitions, liquidations, dissolutions, sales of assets, prepayments and modification of debt instruments, transactions with affiliates, and other matters customarily restricted in such agreements. The Senior Credit Facility also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross defaults to other contractual agreements, events of bankruptcy and insolvency, and a change of control. As of June 30, 2014, we were in compliance with all covenants.

As of June 30, 2014, we had an outstanding letter of credit issued in connection with the revolving line of credit in our Senior Credit Facility in the total amount of $0.1 million.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2014.

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

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, misstatements, errors, and instances of fraud, if any, within our company have been or will be prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, internal controls may become inadequate as a result of changes in conditions, or through the deterioration of the degree of compliance with policies or procedures.

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

There have been no material changes to the Risk Factors described under “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, other than the risk factor entitled “We are subject to extensive government regulation, which could impede our ability to market and provide our services and have a material adverse effect on our business,” which is amended and restated in its entirety below:

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

On May 27, 2014, the FTC issued a study report recommending that the U.S. Congress consider enacting legislation to make data broker practices more visible to consumers and to give consumers greater control over personal information about them that is collected and shared by data brokers.  Previously, on December 26, 2012, ID Analytics, along with eight other companies, had received an information request from the FTC in conjunction with its study of the operation of the data broker industry. ID Analytics cooperated with the FTC’s study efforts by responding fully to the FTC’s information requests. Any future legislation or additional regulation that is enacted as a result of the FTC’s data broker report recommendations, may result in increased compliance costs or require us to make changes to our services and business practices, any of which could have a material adverse impact on our business, operating results, financial condition, and prospects.

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

On January 17, 2014, we met with FTC Staff, at our request, to discuss issues regarding allegations that have been asserted in a whistleblower claim against us relating to our compliance with the FTC Order. On March 13, 2014, we received a request from the FTC for documents and information related to our compliance with the FTC Order.    We are in the process of completing our response to the FTC’s March 13, 2014 request for information regarding our information security program and alert and notification processing, along with a subsequent request for clarification regarding certain information that we previously submitted.    In addition, on May 16, 2014, we announced that we had determined that certain aspects of the LifeLock Wallet mobile application were not fully compliant with applicable payment card industry (PCI) security standards. As a result, we temporarily suspended the LifeLock Wallet mobile application, and deleted the affected data from our servers, until we can operate the LifeLock Wallet mobile application in accordance with those standards.  On May 15, 2014, on our own initiative, we informed the FTC Staff of these issues, and we expect to receive further requests for information from the FTC about these issues.

A determination that we are in violation of the FTC Order, including as a result of the FTC’s review of our information security programs and alert and notification processing or our PCI non-compliance in connection with the LifeLock Wallet mobile application, could result in liability for fines, damages, or other penalties or require us to make changes to our services and business practices, and cause us to lose customers, any of which could have a material adverse impact on our business, operating results, financial condition, and prospects.  Given the heightened public awareness of data breaches and well as attention to identity theft protection services like ours, it is also possible that the FTC, at any time, may commence additional inquiries or investigations of our business practices and our compliance with the FTC Order. We believe the increased regulatory scrutiny will continue in our industry for the foreseeable future and could lead to additional meetings or inquiries or investigations by the agencies that regulate our business, including the FTC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding our repurchases of common stock during the three months ended June 30, 2014.  All of the shares of common stock were surrendered to us to satisfy tax withholding obligations associated with the vesting of restricted stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2014 – April 30, 2014	—	—	—	—
May 1, 2014 – May 31, 2014	—	—	—	—
June 1, 2014 – June 30, 2014	3,429	$13.69	—	—

Item 6. Exhibits.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

LIFELOCK, INC.

Date: July 31, 2014	By:	/s/ Todd Davis
	Name:	Todd Davis
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: July 31, 2014	By:	/s/ Chris Power
	Name:	Chris Power
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)