Form 10-K/A
period 2013-12-31
LIFELOCK, INC.
filed 2014-11-10
CIK 1383871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to amend our Annual Report on Form 10-K for the year ended December 31, 2013, originally filed with the Securities and Exchange Commission (the “SEC”) on February 19, 2014 (“Original Filing”), to restate our audited consolidated financial statements and related disclosures for the year ended December 31, 2013.  This Form 10-K/A also includes in Note 19 – “Selected Quarterly Financial Data (unaudited) (Restated)” to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K/A restated quarterly financial information for each of the first three quarterly periods in the year ended December 31, 2013, as originally included in our Quarterly Reports on Form 10-Q for those respective periods, as well as for the fourth quarter of 2013.  This Form 10-K/A also amends certain other Items in the Original Filing, as listed in “Items Amended in this Form 10-K/A” below, as a result of the restatement.  Details are discussed below and in Note 2 – “Summary of Significant Accounting Policies – Restatement of Current Year Financial Statements” and Note 19 – “Selected Quarterly Financial Data (unaudited) (Restated)” to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K/A.

Restatement Background

On November 5, 2014, the Audit Committee of our Board of Directors (the “Audit Committee”), after discussion with management and Ernst & Young LLP (“EY”), our independent registered public accounting firm, determined that the following financial statements previously filed with the SEC should no longer be relied upon: (1) the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013; (2) the unaudited condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013, June 30, 2013, and September 30, 2013; and (3) the unaudited condensed consolidated financial statements included our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014.  Similarly, related press releases, EY’s reports on the consolidated financial statements as of and for the year ended December 31, 2013 and the effectiveness of internal control over financial reporting as of December 31, 2013, management’s report on the effectiveness of internal control over financial reporting as of December 31, 2013, and stockholder communications describing our financial statements for these periods should no longer be relied upon.

In connection with the preparation of our financial statements for the third quarter ended September 30, 2014, we reviewed the calculation of the volatility assumption within the Black-Scholes option pricing model used to compute our share-based compensation expense since our initial public offering in October 2012.  Based on this review, we determined that there was an error in the formula used to calculate the annualized volatility, which resulted in a higher volatility and, accordingly, we materially overstated share-based compensation expense for the impacted periods described above.

As a result of this error, we have restated our audited consolidated financial statements for the year ended December 31, 2013 and our unaudited condensed consolidated financial information for the quarters ended March 31, 2013, June 30, 2013, September 30, 2013, and December 31, 2013.  The correction of the error resulted in a decrease in our share-based compensation expense for the year ended December 31, 2013 of approximately $3.6 million and, accordingly, our net income available to common stockholders for the year ended December 31, 2013 increased by approximately $2.2 million (including a reduction of income tax benefit of approximately $1.4 million for such period).  As share-based compensation expense is a non-cash item, there was no impact to net cash provided by operating activities and there was no impact on our previously reported amounts for adjusted net income, adjusted EBITDA, and free cash flow.  As part of the restatement, we also recorded a decrease in income tax benefit and deferred tax assets, net – non-current of approximately $0.2 million to correct an error identified during the finalization of our income tax return for the year ended December 31, 2013.

Restatement of Other Financial Statements

In addition to this Form 10-K/A, we are concurrently filing an amendment to our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014 (the “Form 10-Q/As”).  We are filing the Form 10-Q/As to restate our unaudited condensed consolidated financial statements and related financial information for the periods contained in those reports and to amend certain other Items within those reports.

Internal Control Consideration

Our management has determined that there was a control deficiency in our internal control over financial reporting that constitutes a material weakness, as discussed in Part II, Item 9A of this Form 10-K/A.  A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

For a discussion of management’s consideration of our disclosure controls and procedures and the material weakness identified, see Part II, Item 9A included in this Form 10-K/A.

Items Amended in this Form 10-K/A

For the convenience of the reader, this Form 10-K/A sets forth the Original Filing, in its entirety, as modified and superseded where necessary to reflect the restatement.  The following items in the Original Filing have been amended as a result of, and to reflect, the restatement:

•	Part I, Item 1A. Risk Factors
•	Part II, Item 6. Selected Financial Data
•	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•	Part II, Item 8. Financial Statements and Supplementary Data
•	Part II, Item 9A. Controls and Procedures
•	Part III, Item 11. Executive Compensation

In accordance with applicable SEC rules, this Form 10-K/A includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, from our Chief Executive Officer and Chief Financial Officer dated as of the filing date of this Form 10-K/A.  This Form 10-K/A also includes a new consent from our independent registered public accounting firm.

The sections of the Original Filing which were not amended are unchanged and continue in full force and effect as originally filed.  This Form 10-K/A speaks as of the date of the Original Filing and has not been updated to reflect events occurring subsequent to the Original Filing other than those associated with the restatement of our consolidated financial statements.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K/A contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Form 10-K/A that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses, and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” included in this Form 10-K/A. Furthermore, such forward-looking statements speak only as of the date on which they are made . Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. We qualify all of our forward-looking statements by these cautionary statements. In addition, the industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors including those described in the section entitled “Risk Factors.” These and other factors could cause our results to differ materially from those expressed in this Form 10-K/A.

Unless otherwise indicated, information contained in this Form 10-K/A concerning our industry and the markets in which we operate, including our general expectations and market position, market opportunity, and market size, is based on information from various sources, on assumptions that we have made that are based on those data and other similar sources, and on our knowledge of the markets for our services. These data involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions, and estimates of our future performance and the future performance of the industry in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section entitled “Risk Factors” and elsewhere in this Form 10-K/A. These and other factors could cause results to differ materially from those expressed in the estimates made by third parties and by us.

Unless the context otherwise requires, references in this Form 10-K/A to the “company,” “LifeLock,” “we,” “us,” and “our” refer to LifeLock, Inc. and, where appropriate, its subsidiaries.

“LifeLock,” our logo, and other trade names, trademarks, and service marks of LifeLock appearing in this Form 10-K/A are the property of LifeLock. Other trade names, trademarks, and service marks appearing in this  Form 10-K/A are the property of their respective holders.

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

Financial Information About Segments and Geographic Areas

See Note 17 to the consolidated financial statements in Item 8 of this Form 10-K/A for financial information about our segments and geographic areas.

Available Information

We were incorporated in Delaware in April 2005. Our principal executive offices are located at 60 East Rio Salado Parkway, Suite 400, Tempe, Arizona 85281, and our telephone number is (480) 682-5100. Our website address is www.lifelock.com. The information on our website is not incorporated by reference into this Form 10-K/A or in any other report or document we file with the Securities and Exchange Commission, or the SEC.

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

Item 1A.        Risk Factors

Certain factors may have a material adverse effect on our business, financial condition, and results of operations. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Form 10-K/A, including our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occurs, our business, financial condition, results of operations, and future prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business and Industry

We achieved profitability in our last two fiscal years after incurring significant net losses from our inception through fiscal 2011, but we may not be able to maintain profitability on an annual basis in the future.

We achieved profitability in 2013 and 2012 after incurring significant net losses from our inception through 2011, but we cannot predict whether we will be able to maintain profitability on an annual basis in the future. We had net income of $54.5 million (restated) in 2013, including a $37.5 million (restated) income tax benefit resulting from the release of substantially all of our valuation allowance on our deferred tax assets, and net income of $23.5 million in 2012, including a $14.2 million income tax benefit resulting from our acquisition of ID Analytics. We had net losses of $4.3 million and $15.4 million in 2011 and 2010, respectively.

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

We are restating certain prior consolidated financial statements, which may lead to additional risks and uncertainties, including shareholder litigation, loss of investor confidence, and negative impacts on our stock price.

As discussed in the Explanatory Note to this Form 10-K/A and Note 2 to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K/A, we are restating our audited consolidated financial statements for the year ended December 31, 2013, our unaudited condensed consolidated financial statements for the quarters ended March 31, 2013, June 30, 2013, and September 30, 2013, and our unaudited condensed consolidated financial statements for the quarters ended March 31, 2014 and June 30, 2014.  The determination to restate these financial statements was made by our Audit Committee, after discussion with management and EY, following the identification of an error related to our calculation of the volatility assumption within the Black-Scholes option pricing model used to compute our share-based compensation expense.  As a result of these events, we have become subject to a number of additional risks and uncertainties, including substantial unanticipated costs for accounting and legal fees in connection with or related to the restatement and potential shareholder litigation.  If litigation did occur, we would incur additional substantial defense costs regardless of the outcome of such litigation.  Likewise, such events may cause a diversion of our management’s time and attention.  If we do not prevail in any such litigation, we could be required to pay substantial damages or settlement costs.  In addition, the fact that we have completed a restatement may lead to a loss of investor confidence and have negative impacts on the trading price of our common stock.

If we are unable to maintain effective internal control over financial reporting in the future, the accuracy and timeliness of our financial reporting may be adversely affected.

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial statements.  In connection with the restatement of our consolidated financial statements in this Form 10-K/A, management, including our Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of our internal control over financial reporting as of December 31, 2013.  Based on this reassessment using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (1992 framework), management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2013 because of a deficiency in the control over the calculation of the volatility assumption within the Black-Scholes option pricing model used to compute our share-based compensation expense that management concluded was a material weakness.  This control deficiency resulted in the misstatement of share-based compensation expense and net income available to common stockholders and the related financial disclosures for the year ended December 31, 2013 (and the restatement of the unaudited quarterly condensed consolidated financial information for the quarters ended March 31, 2013, June 30, 2013, September 30, 2013, and December 31, 2013), as discussed in further detail in the Explanatory Note to this Form 10-K/A and Note 2 and Note 19 to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K/A.  We are actively engaged in developing a remediation plan designed to address this material weakness. If we are unable to effectively remediate this material weakness or we are otherwise unable to maintain effective internal control over financial reporting, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting as required pursuant to the Sarbanes-Oxley Act, it could result in another material misstatement of our financial statements that would require a restatement, investor confidence in the accuracy and timeliness of our financial reports may be impacted, and the market price of our common stock could be negatively impacted.

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

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming.  These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies.  This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.  We intend to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-

generating activities to compliance activities. If our efforts to comply with new laws, regulations, and standards are unsuccessful, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

As of December 31, 2013, we had approximately $199.4 million of federal and approximately $138.0 million (restated) of state net operating loss carry-forwards. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three year period), the corporation’s ability to use its pre-change net operating loss carry-forwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We recently completed an analysis of prior year ownership changes and determined that we experienced an “ownership change” as defined by Section 382 of the Internal Revenue Code. However, we determined that none of our federal and state net operating loss carry-forwards will expire solely as a result of our prior ownership changes. Additionally, with our initial public offering, or IPO, and other transactions that have occurred over the past three years, we may also experience an “ownership change” in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry-forwards to offset taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

Risks Related to Ownership of Our Common Stock

Our stock price has been and will likely continue to be volatile, and the value of an investment in our common stock may decline.

The trading price of our common stock has been, and is likely to continue to be, volatile. In addition to the risk factors described in this section and elsewhere in this Form 10-K/A, factors that may cause the price of our common stock to fluctuate include the following:

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

We have never declared or paid any cash dividends on our capital stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. In addition, our new senior credit facility with Bank of America restricts our ability to pay cash dividends. We plan to retain any future earnings to finance our operations and growth plans discussed elsewhere in this Form 10-K/A. Accordingly, investors must rely on sales of shares of their common stock after price appreciation, which may never occur, as the only way to realize any return on their investment.

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

For a description of our material legal proceedings, see Note 18 —“Contingencies” in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K/A.

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

Equity Compensation Plan Information

For equity compensation plan information, refer to Item 12 in Part III of this Form 10-K/A.

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

As discussed in the Explanatory Note to this Form 10-K/A and in Note 2 and Note 19 to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K/A, we are restating our audited consolidated financial statements and related disclosures for the year ended December 31, 2013. The following selected financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Form 10-K/A. Our historical results are not necessarily indicative of the results that should be expected in the future and the selected financial data is not intended to replace the consolidated financial statements.

We have derived the consolidated statements of operations data for the years ended December 31, 2013, 2012, and 2011 and the consolidated balance sheet data as of December 31, 2013 and 2012 from our audited consolidated financial statements included elsewhere in this Form 10-K/A. We have derived the consolidated statements of operations data for the years ended December 31, 2010 and 2009 and the consolidated balance sheet data as of December 31, 2011, 2010, and 2009 from our audited consolidated financial statements not included in this Form 10-K/A. Our historical results are not necessarily indicative of the results that should be expected in the future and the selected financial data is not intended to replace the consolidated financial statements and related notes included elsewhere in this Form 10-K/A.

On December 11, 2013, we completed our acquisition of Lemon.  On March 14, 2012, we completed our acquisition of ID Analytics. The consolidated statements of operations data for the years ended December 31, 2013 and 2012 only include the results for ID Lemon and ID Analytics since the respective dates of acquisition.

	Year Ended December 31,
	2013 (Restated)	2012	2011	2010	2009
Consolidated Statements of Operations Data:	(in thousands, except per share data)
Revenue:
Consumer revenue	$340,121	$254,678	$193,949	$162,279	$131,368
Enterprise revenue	29,537	21,750	-	-	-
Total revenue	369,658	276,428	193,949	162,279	131,368
Cost of services (1)	100,065	79,916	62,630	51,445	43,109
Gross profit	269,593	196,512	131,319	110,834	88,259
Costs and expenses:
Sales and marketing (1)	162,363	122,989	91,217	78,844	77,815
Technology and development (1)	40,015	29,543	17,749	21,338	19,925
General and administrative (1)	42,125	24,629	17,510	23,306	45,900
Amortization of acquired intangible assets	7,909	6,258	-	-	-
Total costs and expenses	252,412	183,419	126,476	123,488	143,640

Income (loss) from operations	17,181	13,093	4,843	(12,654)	(55,381)

Other income (expense):
Interest expense	(353)	(3,677)	(231)	(1,368)	(1,385)
Interest income	124	30	8	28	110
Change in fair value of warrant liabilities	-	3,117	(8,658)	(1,333)	(1,919)
Change in fair value of embedded derivative	-	(2,785)	-	-	-
Other	(21)	(5)	(5)	(41)	(49)
Total other expense	(250)	(3,320)	(8,886)	(2,714)	(3,243)
Income (loss) before provision for income taxes	16,931	9,773	(4,043)	(15,368)	(58,624)
Income tax expense (benefit)	(37,524)	(13,730)	214	8	39
Net income (loss)	54,455	23,503	(4,257)	(15,376)	(58,663)
Accretion of convertible redeemable preferred stock	-	(9,378)	(18,926)	(16,145)	(10,299)
Contingent beneficial conversion feature	-	(2,452)	-	-	-
Net income allocable to convertible redeemable preferred stockholders	-	(5,504)	-	-	-
Net income available (loss attributable) to common stockholders	$54,455	$6,169	$(23,183)	$(31,521)	$(68,962)

Net income available (loss attributable) per share to common stockholders:
Basic	$0.61	$0.18	$(1.24)	$(1.74)	$(3.86)
Diluted	$0.57	$0.09	$(1.24)	$(1.74)	$(3.86)
Weighted-average common shares outstanding:
Basic	88,636	35,082	18,725	18,068	17,843
Diluted	96,047	62,191	18,725	18,068	17,843
(1)	Share-based compensation included in the statement of operations data above was as follows:

	Year Ended December 31,
	2013 (Restated)	2012	2011	2010	2009
	(in thousands)
Cost of services	$758	$648	$309	$262	$171
Sales and marketing	1,340	1,053	655	690	543
Technology and development	2,825	1,711	783	845	394
General and administrative	6,188	3,346	1,538	1,454	1,033
Total share-based compensation	$11,111	$6,758	$3,285	$3,251	$2,141

	As of December 31,
	2013 (Restated)	2012	2011	2010	2009
Consolidated Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$123,911	$134,197	$28,850	$17,581	$5,611
Marketable securities	48,688	-	-	-	-
Property and equipment, net	16,504	9,701	4,049	6,534	8,624
Working capital (deficit), excluding deferred revenue	166,235	119,030	13,947	(10,915)	(26,541)
Total assets	461,665	339,588	42,060	31,360	20,793
Deferred revenue	119,106	90,877	70,020	56,580	49,433
Long-term debt, including current portion	-	-	-	13,010	218
Convertible redeemable preferred stock	-	-	145,207	126,281	93,069
Total stockholders' equity (deficit)	300,571	219,966	(214,267)	(196,121)	(168,302)

	Year Ended December 31,
	2013 (Restated)	2012	2011	2010	2009
Consolidated Statements of Cash Flows Data:	(in thousands)
Net cash provided by (used in)
Operating activities	$77,373	$48,423	$24,344	$(14,510)	$(23,396)
Investing activities	(102,208)	(163,180)	(1,531)	(1,484)	(5,094)
Financing activities	14,549	220,104	(11,544)	27,964	22,636

	Year Ended December 31,
	2013	2012	2011	2010	2009
Other Financial and Operational Data:	(in thousands, except percentages and per member data) (Unaudited)
Cumulative ending members (1)	2,999	2,480	2,075	1,748	1,621
Gross new members (2)	944	762	704	517	618
Member retention rate (3)	87.8%	87.1%	82.7%	79.1%	79.3%
Average cost of acquisition per member (restated as to 2013) (4)	$160	$150	$130	$152	$126
Monthly average revenue per member (5)	$10.32	$9.28	$8.54	$7.94	$7.30
Enterprise transactions (6)	216,729	227,039	184,012	108,707	75,763
Adjusted net income (loss) (7)	$36,931	$22,720	$8,326	$(10,792)	$(54,603)
Adjusted EBITDA (8)	$42,156	$30,996	$12,508	$(5,189)	$(49,402)
Free cash flow (9)	$66,956	$40,925	$22,313	$(15,995)	$(28,488)
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

Non-GAAP Financial Measures

Adjusted Net Income (Loss)

Adjusted net income (loss) is a non-GAAP financial measure that we calculate as net income (loss) excluding amortization of acquired intangible assets, change in fair value of warrant liabilities, change in fair value of embedded derivatives, share-based compensation, acquisition related expenses, and income tax benefits and expenses resulting from changes in our deferred tax assets. We have included adjusted net income (loss) in this Form 10-K/A because it is a key measure used by us to understand and evaluate our core operating performance and trends. In particular, the exclusion of certain expenses in calculating adjusted net income (loss) can provide a useful measure for period-to-period comparisons of our core business.

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

Because of these limitations, you should consider adjusted net income (loss) alongside other financial performance measures, including various cash flow metrics, net income (loss), and our other GAAP results. The following table presents a reconciliation of adjusted net income (loss) to net income (loss) for each of the periods indicated:

	Year Ended December 31,
	2013 (Restated)	2012	2011	2010	2009
Reconciliation of Net Income (Loss) to Adjusted Net Income (Loss):	(in thousands)
Net income (loss)	$54,455	$23,503	$(4,257)	$(15,376)	$(58,663)
Amortization of acquired intangible assets	7,909	6,258	-	-	-
Share-based compensation	11,111	6,758	3,285	3,251	2,141
Change in fair value of warrant liabilities	-	(3,117)	8,658	1,333	1,919
Change in fair value of embedded derivative	-	2,785	-	-	-
Acquisition expenses	1,068	718	640	-	-
Deferred income tax benefit	(37,612)	(14,185)	-	-	-
Adjusted net income (loss)	$36,931	$22,720	$8,326	$(10,792)	$(54,603)

In the fourth quarter of 2013, we modified our calculation of adjusted net income to also exclude acquisition related expense. For comparative purposes, we also modified our calculation of adjusted net income for 2012 and 2011 to exclude the acquisition related expenses incurred during our acquisition of ID Analytics.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss) excluding depreciation and amortization, interest expense, interest income, change in fair value of warrant liabilities, change in fair value of embedded derivatives, other income (expense) (which consists primarily of gains and losses on disposal of fixed assets), income tax (benefit) expense, acquisition related expenses, and share-based compensation.  We have included adjusted EBITDA in this Form 10-K/A because it is a key measure used by us to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop short- and long-term operational plans. In particular, the exclusion of certain expenses in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Additionally, adjusted EBITDA is a key financial measure used in determining management’s incentive compensation.

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

Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss), and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA to net income (loss) for each of the periods indicated:

	Year Ended December 31,
	2013 (Restated)	2012	2011	2010	2009
Reconciliation of Net Income (Loss) to Adjusted EBITDA:	(in thousands)
Net income (loss)	$54,455	$23,503	$(4,257)	$(15,376)	$(58,663)
Depreciation and amortization	12,796	10,427	3,740	4,214	3,838
Share-based compensation	11,111	6,758	3,285	3,251	2,141
Interest expense	353	3,677	231	1,368	1,385
Interest income	(124)	(30)	(8)	(28)	(110)
Change in fair value of warrant liabilities	-	(3,117)	8,658	1,333	1,919
Change in fair value of embedded derivatives	-	2,785	-	-	-
Other expense	21	5	5	41	49
Acquisition expenses	1,068	718	640	-	-
Income tax (benefit) expense	(37,524)	(13,730)	214	8	39
Adjusted EBITDA	$42,156	$30,996	$12,508	$(5,189)	$(49,402)

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

The following discussion and analysis of our financial condition and results of operations should be read together with “Selected Financial Data” and our consolidated financial statements and accompanying notes appearing elsewhere in this Form 10-K/A. This discussion contains forward-looking statements, based upon our current expectations and related to future events and our future financial performance, that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors,” “Forward-Looking Statements,” and elsewhere in this Form 10-K/A.

Restatement

As discussed in the Explanatory Note to this Form 10-K/A and in Note 2 and Note 19 to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K/A, we are restating our audited consolidated financial statements and related disclosures for the year ended December 31, 2013.  The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts.  For this reason, the data set forth in this Item 7 may not be comparable to the discussion and data in our previously filed Annual Report on Form 10-K for the year ended December 31, 2013.

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

Our revenue grew from $276.4 million in 2012 to $369.7 million in 2012, an increase of 34%, including year-over-year growth within our consumer segment of 34%. We generated income from operations of $17.2 million and net income of $54.5 million (restated) in 2013. Our net income in 2013 includes an income tax benefit of $37.6 million (restated) recognized as a result of the release of substantially all of the valuation allowance on our deferred tax assets.

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

Key Operating Metrics

The following table summarizes our key operating metrics for the years ended December 31, 2013, 2012, and 2011:

	Year Ended December 31,
	2013	2012	2011
	(in thousands, except percentages and per member data)
	(Unaudited)

Cumulative ending members	2,999	2,480	2,075
Gross new members	944	762	704
Member retention rate	87.8%	87.1%	82.7%
Average cost of acquisition per member (restated as to 2013)	$160	$150	$130
Monthly average revenue per member	$10.32	$9.28	$8.54
Enterprise transactions	216,729	227,039	184,012

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

Adjusted net income, adjusted EBITDA, and free cash flow are non-GAAP financial measures that we believe provide useful information to investors and others in understanding our operating results in the same manner as we do.  For a full description of how these non-GAAP financial measures are calculated and reconciliations to the most comparable GAAP measure, refer to Item 6 – Selected Financial Data of this Form 10-K/A.

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

For periods subsequent to the date on which we fully reverse our deferred tax asset valuation allowance, we expect our effective tax rate will approximate the U.S. federal statutory tax rate plus the impact of state taxes and the impact of permanent and other temporary differences. As of December 31, 2013, we had U.S. federal and state net operating losses of approximately $199.4 million and $138.0 million (restated), respectively, which will continue to reduce the amount of cash taxes to be paid.

In consideration of all available positive and negative evidence, including our historical operating results, current financial condition, and potential future taxable income, we released substantially all of our valuation allowance on deferred tax assets in the fourth quarter of 2013. As a result, we recorded an income tax benefit of $37.5 million (restated) for the year ended December 31, 2013 compared with income tax benefit of $13.7 million for the year ended December 31, 2012.  At December 31, 2013, we retained a valuation allowance related to certain state net operating losses that are expected to expire in 2014 and 2015.

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

Cost of Services and Gross Profit

	Year Ended December 31,			2012 to 2013	2011 to 2012
	2013 (Restated)	2012	2011	% Change (Restated)	% Change
	(in thousands)
Cost of services	$100,065	$79,916	$62,630	25.2%	27.6%
Percentage of revenue	27.1%	28.9%	32.3%

Gross profit	269,593	196,512	131,319	37.2%	49.6%
Percentage of revenue	72.9%	71.1%	67.7%

Gross profit for the year ended December 31, 2013 was $269.6 million, or 72.9% of revenue, an increase of $73.1 million, or 37.2%, over gross profit of $196.5 million, or 71.1% of revenue, for the year ended December 31, 2012. The increase in our gross profit from 2012 to 2013 resulted primarily from increased revenue associated with the growth in the number of our members and increased monthly average revenue per member. The increase in our gross margin resulted primarily from efficiencies in our member services organization and scalability within certain third party fulfillment contracts as our member base continued to grow.

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

Sales and Marketing

	Year Ended December 31,			2012 to 2013	2011 to 2012
	2013 (Restated)	2012	2011	% Change (Restated)	% Change
	(in thousands)
Sales and marketing	$162,363	$122,989	$91,217	32.0%	34.8%
Percentage of revenue	43.9%	44.5%	47.0%

Sales and marketing expenses for the year ended December 31, 2013 were $162.4 million, or 43.9% of revenue, compared with $123.0 million, or 44.5% of revenue, for the year ended December 31, 2012. The increase in our sales and marketing expenses from 2012 to 2013 resulted from increases in our advertising expenses, external sales commissions, and sales and marketing expenses from ID Analytics, primarily consisting of personnel costs, since our March 2012 acquisition. The increase in our sales and marketing expenses reflected our investment to drive new membership growth, our continued advertising of our LifeLock Ultimate service, and our efforts to highlight the growing identity theft issue and to educate consumers.

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

Technology and Development

	Year Ended December 31,			2012 to 2013	2011 to 2012
	2013 (Restated)	2012	2011	% Change (Restated)	% Change
	(in thousands)
Technology and development	$40,015	$29,543	$17,749	35.4%	66.4%
Percentage of revenue	10.8%	10.7%	9.2%

Technology and development expenses for the year ended December 31, 2013 were $40.0 million, or 10.8% of revenue, compared with $29.5 million, or 10.7% of revenue, for the year ended December 31, 2012. The increase in our technology and development expenses from 2012 to 2013 resulted primarily from increases in our personnel costs, as we continued to expand and enhance our workforce. In addition, technology and development expenses increased due to the inclusion of ID Analytics’ technology and development expense since our March 2012 acquisition. ID Analytics’ technology expenses consist primarily of the personnel and other costs incurred in research and development.

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

General and Administrative

	Year Ended December 31,			2012 to 2013	2011 to 2012
	2013 (Restated)	2012	2011	% Change (Restated)	% Change
	(in thousands)
General and administrative	$42,125	$24,629	$17,510	71.0%	40.7%
Percentage of revenue	11.4%	8.9%	9.0%

General and administrative expenses for the year ended December 31, 2013 were $42.1 million, or 11.4% of revenue, compared with $24.6 million, or 8.9% of revenue, for the year ended December 31, 2012. The increase in general and administrative expenses from 2012 to 2013 resulted primarily from additional costs associated with our public company compliance, additional personnel costs, primarily non-cash share-based compensation, and increased general and administrative expenses from ID Analytics. In addition, for the year ended December 31, 2012, we received two favorable legal settlements of $3.6 million related to insurance claims for legal costs that we incurred in 2008 and 2009.

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

Income Tax (Benefit) Expense

	Year Ended December 31,			2012 to 2013	2011 to 2012
	2013 (Restated)	2012	2011	% Change (Restated)	% Change
	(in thousands)
Income tax (benefit) expense	$(37,524)	$(13,730)	$214	173.3%	NM
Effective tax rate	-221.6%	-140.5%	-5.3%

Income tax benefit for the year ended December 31, 2013 was $37.5 million compared with income tax benefit of $13.7 million for the year ended December 31, 2012. In consideration of all available positive and negative evidence, including our historical operating results, current financial condition, and potential future taxable income, we released substantially all of our valuation allowance on deferred tax assets in the fourth quarter of 2013. As a result, we recorded an income tax benefit of $37.5 million for the year ended December 31, 2013 compared with income tax benefit of $13.7 million for the year ended December 31, 2012.

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

Operating Activities

For the year ended December 31, 2013, operating activities generated $77.4 million in cash as a result of net income of $54.5 million (restated), adjusted by non-cash items such as depreciation and amortization of $12.8 million, share-based compensation of $11.1 million (restated), and an income tax benefit of $37.6 million (restated) which resulted from the release of the majority of our valuation allowance on deferred tax assets. In addition, an increase in deferred revenue related to the overall growth of our business provided operating cash of $28.1 million and positive net operating cash flows of $7.9 million from other operating assets and liabilities.

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

The Senior Credit Facility requires us to maintain certain financial covenants. In addition, the Senior Credit Facility requires us to maintain all material proprietary databases and software with a third-party escrow agent in accordance with an escrow agreement that we reaffirmed in connection with the Senior Credit Facility. The Senior Credit Facility also contains certain affirmative and negative covenants limiting, among other things, additional liens and indebtedness, investments and distributions, mergers and acquisitions, liquidations, dissolutions, sales of assets, prepayments and modification of debt instruments, transactions with affiliates, and other matters customarily restricted in such agreements. The Senior Credit Facility also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross defaults to other contractual agreements, events of bankruptcy and insolvency, and a change of control.  As of December 31, 2013, we were in compliance with all financial covenants under the Senior Credit Facility.
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

We believe that of our significant accounting policies, which are described in Note 2 of the accompanying notes to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K/A, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, we believe these are the most critical to fully understanding and evaluating our financial condition and results of operations.

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

As discussed in the Explanatory Note to this Form 10-K/A and in Note 2 and Note 19 to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K/A, we are restating our audited consolidated financial statements and related disclosures for the year ended December 31, 2013 due to an error related to our calculation of the volatility assumption within the Black-Scholes option pricing model used to compute our share-based compensation expense.

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

As discussed in Note 2 to the consolidated financial statements, the 2013 consolidated financial statements have been restated to correct the accounting for share-based compensation and certain other errors.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LifeLock, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 19, 2014, except for the effect of the material weakness described in the sixth paragraph of that report, as to which the date is November 10, 2014, expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Phoenix, Arizona

February 19, 2014 except for the effects of the restatement described in Note 2, as to which the date is November 10, 2014

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of LifeLock, Inc.

We have audited LifeLock, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). LifeLock, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our report dated February 19, 2014, we expressed an unqualified opinion that LifeLock, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria. Management has subsequently determined that a deficiency in the control over the calculation of the volatility assumption within the Black-Scholes option pricing model used to compute share-based compensation expense exists, and has further concluded that such deficiency represented a material weakness as of December 31, 2013.  As a result, management has revised its assessment, as presented in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, to conclude that LifeLock, Inc.’s internal control over financial reporting was not effective as of December 31, 2013. Accordingly, our present opinion on the effectiveness of LifeLock, Inc.’s internal control over financial reporting as of December 31, 2013, as expressed herein, is different from that expressed in our previous report.

 A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in a control over the calculation of the volatility assumption within the Black-Scholes option pricing model used to compute LifeLock’s share-based compensation expense. This material weakness resulted in the restatement of LifeLock’s consolidated financial statements as of December 31, 2013 and for the year then ended.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LifeLock, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), convertible redeemable preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2013. The material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of those consolidated financial statements, and this report does not affect our report dated February 19, 2014, except for the effects of the restatement described in Note 2, as to which the date is November 10, 2014, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, LifeLock, Inc. has not maintained effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

/s/    Ernst & Young LLP

Phoenix, Arizona

February 19, 2014 except for the effect of the material weakness described in the sixth paragraph above, as to which the date is November 10, 2014

LIFELOCK, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2013 (Restated)	2012
Assets
Current assets:
Cash and cash equivalents	$123,911	$134,197
Marketable securities	48,688	-
Trade and other receivables, net	10,906	7,560
Deferred tax assets, net	13,117	-
Prepaid expenses and other current assets	6,961	5,753
Total current assets	203,583	147,510
Property and equipment, net	16,504	9,701
Goodwill	159,342	129,428
Intangible assets, net	47,213	51,242
Deferred tax assets, net - noncurrent	33,211	-
Other non-current assets	1,812	1,707
Total assets	$461,665	$339,588

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,422	$1,151
Accrued expenses and other liabilities	34,926	27,329
Deferred revenue	119,106	90,877
Total current liabilities	156,454	119,357
Other non-current liabilities	4,640	265
Total liabilities	161,094	119,622
Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value, 300,000,000 authorized at December 31, 2013 and
December 31, 2012; 91,441,771 and 86,561,320 shares issued and
outstanding at December 31, 2013 and December 31, 2012, respectively	91	87
Preferred stock, $0.001 par value, 10,000,000 shares authorized and no shares issued and
outstanding at December 31, 2013 and December 31, 2012	-	-
Additional paid-in capital	466,047	439,883
Accumulated other comprehensive loss	(18)	-
Accumulated deficit	(165,549)	(220,004)
Total stockholders’ equity	300,571	219,966
Total liabilities and stockholders’ equity	$461,665	$339,588

See accompanying notes to consolidated financial statements.

LIFELOCK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2013 (Restated)	2012	2011
Revenue:
Consumer revenue	$340,121	$254,678	$193,949
Enterprise revenue	29,537	21,750	-

Total revenue	369,658	276,428	193,949
Cost of services	100,065	79,916	62,630

Gross profit	269,593	196,512	131,319
Costs and expenses:
Sales and marketing	162,363	122,989	91,217
Technology and development	40,015	29,543	17,749
General and administrative	42,125	24,629	17,510
Amortization of acquired intangible assets	7,909	6,258	-

Total costs and expenses	252,412	183,419	126,476

Income from operations	17,181	13,093	4,843

Other income (expense):
Interest expense	(353)	(3,677)	(231)
Interest income	124	30	8
Change in fair value of warrant liabilities	-	3,117	(8,658)
Change in fair value of embedded derivative	-	(2,785)	-
Other	(21)	(5)	(5)

Total other expense	(250)	(3,320)	(8,886)

Income (loss) before provision for income taxes	16,931	9,773	(4,043)
Income tax (benefit) expense	(37,524)	(13,730)	214

Net income (loss)	54,455	23,503	(4,257)
Accretion of convertible redeemable preferred stock	-	(9,378)	(18,926)
Beneficial conversion feature on convertible redeemable preferred stock	-	(2,452)	-
Net income allocable to convertible redeemable preferred stockholders	-	(5,504)	-

Net income available (loss attributable) to common stockholders	$54,455	$6,169	$(23,183)

Net income available (loss attributable) per share to common stockholders
Basic	$0.61	$0.18	$(1.24)
Diluted	$0.57	$0.09	$(1.24)
Weighted-average common shares outstanding:
Basic	88,636	35,082	18,725
Diluted	96,047	62,191	18,725

See accompanying notes to consolidated financial statements.

LifeLock, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31,
	2013 (Restated)	2012	2011
Net income (loss)	$54,455	$23,503	$(4,257)
Other comprehensive loss, net of tax
Unrealized loss on marketable securities	(18)	-	-
Comprehensive income (loss)	$54,437	$23,503	$(4,257)

See accompanying notes to consolidated financial statements.

LIFELOCK, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

	Convertible Redeemable Preferred Stock
	Series A		Series B		Series C		Series D		Series E		Series E-1		Series E-2
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2011	6,428,571	$6,155	6,850,000	$9,661	5,677,571	$38,662	10,094,389	$71,803	–	$–	–	$–	–	$–
Accretion on convertible redeemable preferred stock	–	595	–	614	–	3,920	–	13,797	–	–	–	–	–	–
Balance, December 31, 2011	6,428,571	6,750	6,850,000	10,275	5,677,571	42,582	10,094,389	85,600	–	–	–	–	–	–
Issuance of stock, net of offering costs	–	–	–	–	–	–	–	–	11,486,999	85,215	1,586,778	11,542	2,284,960	16,951
Accretion on convertible redeemable preferred stock	–	–	–	–	–	–	–	–	–	6,804	–	1,220	–	1,354
Beneficial conversion feature	–	–	–	–	–	–	–	–	–	(2,045)	–	–	–	(407)
Accumulated accretion of beneficial conversion feature	–	–	–	–	–	–	–	–	–	2,045	–	–	–	407
Conversion of outstanding convertible redeemable preferred stock to common stock	(6,428,571)	(6,750)	(6,850,000)	(10,275)	(5,677,571)	(42,582)	(10,094,389)	(85,600)	(11,486,999)	(92,019)	(1,586,778)	(12,762)	(2,284,960)	(18,305)
Balance, December 31, 2012	–	–	–	–	–	–	–	–	–	–	–	–	–	–

Balance, December 31, 2013	–	$–	–	$–	–	$–	–	$–	–	$–	–	$–	–	$–

	Stockholders’ Equity (Deficit)
			Additional	Accum. Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance, January 1, 2011	18,541,294	$19	$12,354	$–	$(208,494)	$(196,121)
Stock option exercises	856,207	–	1,752	–	–	1,752
Share-based compensation	–	–	3,285	–	–	3,285
Accretion on convertible redeemable
preferred stock	–	–	–	–	(18,926)	(18,926)
Net loss	–	–	–	–	(4,257)	(4,257)
Balance, December 31, 2011	19,397,501	19	17,391	–	(231,677)	(214,267)
Issuance of stock, net of offering costs	15,500,000	16	125,647	–	–	125,663
Stock option and warrant exercises	558,607	1	298	–	–	299
Common shares surrendered on net
settlement of option and warrant exercises	(215,225)	–	(356)	–	–	(356)
Share-based compensation	–	–	6,758	–	–	6,758
Accretion on convertible redeemable
preferred stock	–	–	–	–	(9,378)	(9,378)
Beneficial conversion feature	–	–	2,452	–	–	2,452
Accumulated accretion of beneficial
conversion feature	–	–	–	–	(2,452)	(2,452)
Conversion of outstanding convertible
redeemable preferred stock to common stock	51,320,437	51	268,242	–	–	268,293
Conversion of outstanding warrants to
purchase convertible redeemable
preferred stock to warrants to purchase
common stock	–	–	19,451	–	–	19,451
Net income	–	–	–	–	23,503	23,503
Balance, December 31, 2012	86,561,320	87	439,883	–	(220,004)	219,966
Stock option and warrant exercises	4,621,091	4	14,670	–	–	14,674
Shares purchased under ESPP	107,074	–	819	–	–	819
Share-based compensation (restated)	–	–	11,111	–	–	11,111
Vesting of restricted stock units	136,886	–	–	–	–	–
Restricted stock units surrendered in lieu of withholding taxes	(29,374)	–	(436)	–	–	(436)
Restricted stock issued	44,774	–	–	–	–	–
Other comprehensive loss	–	–	–	(18)	–	(18)
Net income (restated)	–	–	–	–	54,455	54,455
Balance, December 31, 2013 (restated)	91,441,771	$91	$466,047	$(18)	$(165,549)	$300,571

See accompanying notes to consolidated financial statements.

LIFELOCK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2013 (Restated)	2012	2011
Operating activities
Net income (loss)	$54,455	$23,503	$(4,257)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,796	10,427	3,740
Write-off of deferred financing costs from early payoff of debt	-	1,443	-
Share-based compensation	11,111	6,758	3,285
Provision for doubtful accounts	231	46	(28)
Accretion of marketable securities	323	-	-
Change in fair value of warrant liabilities	-	(3,117)	8,658
Change in fair value of embedded derivative	-	2,785	-
Deferred income tax benefit	(37,612)	(14,185)	-
Other	21	5	5
Change in operating assets and liabilities:
Trade and other receivables	(3,127)	(2,766)	(1,067)
Prepaid expenses and other current assets	(1,080)	1,334	(901)
Other non-current assets	328	(1,305)	(287)
Accounts payable	518	(2,945)	1,677
Accrued expenses and other liabilities	6,920	5,913	542
Deferred revenue	28,115	20,782	13,440
Other non-current liabilities	4,374	(255)	(463)
Net cash provided by operating activities	77,373	48,423	24,344

Investing activities
Acquisition of businesses, net of cash acquired	(42,369)	(157,430)	-
Acquisition of property and equipment	(10,417)	(7,498)	(2,031)
Purchase of marketable securities	(50,775)	-	-
Sale and maturities of marketable securities	1,353	-	-
Decrease in restricted cash	-	1,748	500
Net cash used in investing activities	(102,208)	(163,180)	(1,531)

Financing activities
Proceeds from:
Term loan	-	68,000	-
Initial public offering, net of offering costs	-	125,663	-
Issuance of convertible redeemable preferred stock, net of offering costs	-	102,165	-
Issuance of warrants	-	4,373	-
Stock based compensation plans	15,425	298	1,752
Payments for:
Term loan	-	(68,000)
Revolving line of credit	-	-	(13,010)
Obligations under capital lease	-	-	(154)
Payments to Series E-1 convertible redeemable preferred stockholders	-	(10,719)	-
Employee tax withholdings related to restricted stock units	(436)	-	-
Debt issuance costs	(440)	(1,676)	(132)
Net cash provided by (used in) financing activities	14,549	220,104	(11,544)
Net increase (decrease) in cash and cash equivalents	(10,286)	105,347	11,269
Cash and cash equivalents at beginning of year	134,197	28,850	17,581
Cash and cash equivalents at end of year	$123,911	$134,197	$28,850

	Year Ended December 31,
	2013	2012	2011
Supplemental cash flow information:
Cash paid during the period for:
Interest	$267	$1,836	$316
Income taxes	1,121	518	94
Supplemental information for non-cash investing activities:
Accrued capital expenditures	1,300	127	-
Supplemental information for non-cash financing activities:
Convertible redeemable preferred stock issued as part of purchase price for ID Analytics	-	11,542	-
Preferred stock embedded derivative issued as part of purchase price for ID Analytics	-	7,934	-

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

2. Summary of Significant Accounting Policies

Restatement of Current Year Financial Statements

In connection with the preparation of our financial statements for the third quarter ended September 30, 2014, we identified an error in our calculation of the volatility assumption within the Black-Scholes option pricing model used to compute our share-based compensation expense since our initial public offering in October 2012. We determined that there was an error in the formula used to calculate the annualized volatility, which resulted in a higher volatility and, accordingly, we materially overstated share-based compensation expense in 2013.  To correct this error, we have restated our audited consolidated financial statements for the year ended December 31, 2013 and our unaudited quarterly condensed consolidated financial information for the quarters ended March 31, 2013, June 30, 2013, September 30, 2013, and December 31, 2013.  The correction of the error resulted in a decrease in our share-based compensation expense for the year ended December 31, 2013 of $3,589 and, accordingly, our net income for the year ended December 31, 2013 increased by $2,236 (including a reduction of income tax benefit of $1,353 for such period).

As part of the restatement, we also recorded a decrease in income tax benefit and deferred tax assets, net – non-current of $232, to correct an error identified during the finalization of our income tax return for the year ended December 31, 2013.

In a separate matter, unrelated to the error corrections described above, we have also reflected certain purchase price adjustments to our consolidated balance sheet as of December 31, 2013 related to our acquisition of Lemon, Inc., or Lemon, which we previously disclosed in our Form 10-Q for the quarter ended June 30, 2014.  Subsequent to the date of the Original Filing, we determined that $7,894 and $7,991 of Lemon’s federal and state net operating loss carry forwards, respectively, would expire as a result of limitations under Section 382 of the Internal Revenue Code.  ASC 805-10-25-16 requires that adjustments to provisional amounts of assets and liabilities recognized in a business combination be made as if the accounting for the business combination had been completed at the acquisition date and that the financial statements be revised accordingly. As such, we recorded a decrease in deferred tax assets, net – non-current of $3,222, increasing goodwill by the same amount.  This adjustment has been reflected in the December 31, 2013 balances of deferred tax assets, net – non-current and goodwill in the consolidated balance sheet as of December 31, 2013.

In addition to the restatement of our consolidated balance sheet, consolidated statement of operations, consolidated statement of comprehensive income, and consolidated statement of cash flows, we have also restated the following notes to the consolidated financial statement to reflect the correction of the errors and purchase price adjustment.

•	Note 12 – Share-based Compensation
•	Note 15 – Net Income (Loss) Per Share
•	Note 16 – Income Taxes
•	Note 17 – Segment Reporting

•	Note 19 – Selected Quarterly Financial Data (unaudited)

The following tables present the effect of the correction of the error and other adjustments on our previously reported consolidated financial statements for the year ended December 31, 2013:

	As of December 31, 2013
	As Previously Reported	Error Corrections	Purchase Price Adjustment	Total Adjustments	As Restated
Consolidated Balance Sheet:	(in thousands)
Goodwill	$156,120	$-	$3,222	$3,222	$159,342
Deferred tax assets, net - noncurrent	38,018	(1,585)	(3,222)	(4,807)	33,211
Total assets	463,250	(1,585)	-	(1,585)	461,665
Additional paid-in capital	469,636	(3,589)	-	(3,589)	466,047
Accumulated deficit	(167,553)	2,004	-	2,004	(165,549)
Total stockholders’ equity	302,156	(1,585)	-	(1,585)	300,571

	Year Ended December 31, 2013
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Operations:	(in thousands, except per share data)
Cost of services	$100,249	$(184)	$100,065
Gross profit	269,409	184	269,593
Sales and marketing	162,891	(528)	162,363
Technology and development	40,947	(932)	40,015
General and administrative	44,070	(1,945)	42,125
Total costs and expenses	255,817	(3,405)	252,412
Income from operations	13,592	3,589	17,181
Income before provision for income taxes	13,342	3,589	16,931
Income tax benefit	(39,109)	1,585	(37,524)
Net income	52,451	2,004	54,455
Basic earnings per share	$0.59	$0.02	$0.61
Diluted earnings per share	$0.55	$0.02	$0.57

	Year Ended December 31, 2013
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Cash Flows:	(in thousands)
Net income	$52,451	$2,004	$54,455
Share-based compensation	14,700	(3,589)	11,111
Deferred income tax benefit	(39,197)	1,585	(37,612)

As the adjustments made to correct the errors in share-based compensation expense and income taxes were non-cash transactions, there was no effect to cash flows provided by or used in operating activities, investing activities, or financing activities.

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

Share-Based Compensation

We measure share-based compensation cost at fair value, net of estimated forfeitures. We determine fair value at the grant date using the Black-Scholes option pricing model with compensation cost amortized on a straight-line basis over each award’s full vesting period, except for awards with performance conditions, which we recognize using the accelerated method. Because of the lack of sufficient historical data to calculate expected term of equity awards, we use the average of the vesting term and the contractual term to estimate the expected term for service-based options granted to employees. We estimate volatility by utilizing our historical share price and the historical volatility of comparable companies with publicly available share prices. We include share-based compensation expense in cost of services, sales and marketing, technology and development, and general and administrative expenses consistent with the respective employees’ department in the consolidated statement of operations. The fair value of restricted stock units and restricted stock is based on the value of our stock on the grant date.  Compensation cost for restricted stock units is amortized on a straight-line basis over each award’s full vesting period.  As discussed in the Explanatory Note to this Form 10-K/A and in Note 2 and Note 19, we are restating our audited consolidated financial statements and related disclosures for the year ended December 31, 2013 due to an error related to our calculation of the volatility assumption within the Black-Scholes option pricing model used to compute our share-based compensation expense.

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

We accounted for this acquisition using the acquisition method in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. Accordingly, we have allocated the purchase price of the acquired assets and liabilities based on their estimated fair values as of the acquisition date as summarized in the following table:

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

The following were the identified intangible assets acquired at their fair value and the respective estimated periods over which such assets will be amortized:

		Weighted-
		Average
		Useful Life
	Amount	(in years)
Trade name and trademarks	$60	1.0
Customer relationships	530	1.0
Technology	3,290	7.0
	$3,880

The total weighted-average amortization period for the identifiable intangible assets acquired from Lemon is 6.0 years. We expect to recognize amortization expense over the next seven years.

The goodwill resulting from the acquisition of Lemon is not deductible for income tax purposes. The goodwill is primarily attributable to the assembled workforce and expanded market opportunity when integrating Lemon’s mobile application with our existing identity theft protection services.

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

The Senior Credit Facility requires us to maintain certain financial covenants. In addition, the Senior Credit Facility requires us to maintain all material proprietary databases and software with a third-party escrow agent in accordance with an escrow agreement that we reaffirmed in connection with the Senior Credit Facility. The Senior Credit Facility also contains certain affirmative and negative covenants limiting, among other things, additional liens and indebtedness, investments and distributions, mergers and acquisitions, liquidations, dissolutions, sales of assets, prepayments and modification of debt instruments, transactions with affiliates, and other matters customarily restricted in such agreements. The Senior Credit Facility also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross defaults to other contractual agreements, events of bankruptcy and insolvency, and a change of control.  As of December 31, 2013, we were in compliance with all financial covenants under the Senior Credit Facility.

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

Stock Warrants

As of December 31, 2013, we had the following warrants to purchase common stock outstanding:

Expiration Date	Shares	Exercise Price
October 3, 2016	2,334,044	0.70
December 19, 2014	166,666	4.50

On October 9, 2012, warrants to purchase Series E and E-2 convertible redeemable preferred stock were terminated in connection with the closing of our IPO and we recognized a gain of $4,372 in other income (expense).

12. Share-Based Compensation (Restated)

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

The total amount of compensation cost for stock-based payment arrangements recognized in the consolidated statements of operations related to stock options, restricted stock units, and performance stock units was $11,111 (restated), $6,758, and $3,285 for the years ended December 31, 2013, 2012, and 2011, respectively.

As of December 31, 2013, a total of $38,399 (restated) of unrecognized compensation costs related to unvested stock options and unvested restricted stock units issued are expected to be recognized over the remaining weighted-average period of 3.2 years.

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

The weighted-average fair value of our outstanding stock options was $4.09 (restated), $2.57, and $1.29, for the years ended December 31, 2013, 2012, and 2011, respectively. Such amounts were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions at December 31:

	2013 (Restated)	2012	2011
Expected volatility	49.1%	94.6%	60.0%
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	1.3%	1.2%	2.0%
Expected term (years)	6.05	6.15	6.11

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

The weighted-average fair value of the options granted in the years ended December 31, 2013, 2012, and 2011 was $5.72 (restated), $4.74, and $2.43, respectively. The total intrinsic value of options exercised in 2013, 2012, and 2011 was $41,793, $1,472, and $2,230, respectively. As of December 31, 2013, the total intrinsic value of outstanding and exercisable stock options was $99,204 and $50,916, respectively.

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

15. Net Income (Loss) Per Share (Restated)

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

The following table sets forth the computation of basic and diluted net income available (loss attributable) per share attributable to common stockholders for the years ended December 31:

	2013 (Restated)	2012	2011
Net income (loss)	$54,455	$23,503	$(4,257)
Less:
Accretion of convertible redeemable preferred
stock redemption premium	-	(9,378)	(18,926)
Beneficial conversion feature on convertible
redeemable preferred stock	-	(2,452)	-
Net income allocable to convertible redeemable
preferred stockholders	-	(5,504)	-
Net income available (loss attributable) to common
stockholders	54,455	6,169	(23,183)
Less:
Change in fair value of warrant liabilities	-	(4,382)	-
Accretion of convertible redeemable preferred
stock redemption premium for shares assumed
issued in exercise of warrants	-	(898)	-
Plus:
Net income allocable to convertible redeemable
preferred stockholders	-	4,444	-
Diluted net income available (loss attributable)
to common stockholders	$54,455	$5,333	$(23,183)

Denominator (basic):
Weighted average common shares outstanding	88,635,832	35,081,863	18,725,305
Denominator (diluted):
Weighted average common shares outstanding	88,635,832	35,081,863	18,725,305
Dilutive stock options and awards outstanding	5,092,490	4,088,101	-
Weighted average common shares from
preferred stock	-	22,528,878	-
Weighted average common shares from warrants	2,318,422	491,860	-
Net weighted average common shares outstanding	96,046,744	62,190,702	18,725,305

Net income available (loss attributable) per share to
common stockholders:
Basic	$0.61	$0.18	$(1.24)
Diluted	$0.57	$0.09	$(1.24)

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

The following weighted-average number of outstanding employee stock options, restricted stock units, warrants to purchase common and convertible redeemable preferred stock, and convertible redeemable preferred stock were excluded from the computation of diluted net loss per share for the years ended December 31:

	2013 (Restated)	2012	2011
Stock options outstanding	4,183,000	-	2,551,074
Restricted stock units	45,673	-	-
Common equivalent shares from stock warrants	-	3,585,996	2,727,702
Common shares from convertible redeemable
preferred stock	-	8,770,427	29,239,607
	4,228,673	12,356,423	34,518,383

16. Income Taxes (Restated)

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

The components of income tax provision were as follows at December 31:

	2013 (Restated)	2012	2011
Current:
U.S. federal	$30	$388	$36
U.S. state and local taxes	58	67	178
Total current	88	455	214

Deferred:
U.S. federal	(35,672)	(11,877)	-
U.S. state and local taxes	(1,877)	(2,308)	-
Foreign	(63)
Total deferred	(37,612)	(14,185)	-
Total income tax (benefit) expense	$(37,524)	$(13,730)	$214

A reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate is as follows at December 31:

	2013 (Restated)	2012	2011
Statutory federal income tax rate	35.0%	35.0%	34.0%
State tax expense, net of federal benefit	3.7%	6.1%	-4.5%
Nondeductible expense related to stock warrants	0.0%	-11.2%	-72.8%
Nondeductible expense related to embedded derivative	0.0%	10.0%	0.0%
Other nondeductible expenses	3.4%	2.7%	-2.5%
Effect of change in income tax rates	-1.9%	14.4%	5.1%
Impact of state net operating losses	5.4%	-11.4%	15.5%
Stock options	0.1%	0.7%	-4.8%
Other	0.0%	1.0%	0.6%
Expired net operating losses	15.7%
Reduction in valuation allowance due to business
combination	0.0%	-145.1%	0.0%
Change in valuation allowance	-283.0%	-42.7%	24.1%
Total expense	-221.6%	-140.5%	-5.3%

The following is a summary of the components of our deferred tax assets and liabilities at December 31:

	2013 (Restated)	2012
Deferred tax assets:
Net operating losses and credit carryforwards	$58,798	$62,307
Stock options	5,299	5,513
Deferred rent	1,692	196
Deferred revenue	13	44
Accrued expenses	792	1,310
Other	367	-
Total deferred tax assets	66,961	69,370
Valuation allowance	(1,229)	(49,146)
Net deferred tax assets	$65,732	$20,224

Deferred tax liabilities:
Property and equipment	$(18,777)	$(20,012)
Other	(627)	(212)
Total deferred tax liabilities	(19,404)	(20,224)
Net deferred tax assets	$46,328	$-

We estimate that U.S. federal and state net operating losses (“NOLs”) available to be carried forward approximated $199,408 and $138,010 (restated), respectively, as of December 31, 2013. The U.S. federal NOLs expire in the years 2024 through 2033. The majority of the state NOLs will expire between 2014 and 2033. Our ability to utilize our U.S. federal and state NOLs may be limited if we experience an ownership change as defined by Section 382 of the Internal Revenue Code. When a company undergoes such an ownership change, Section 382 limits the future use of NOLs generated before the change in ownership and certain subsequently recognized “built-in” losses and deductions, if any, existing as of the date of the ownership change. A company’s ability to utilize new NOLs arising after the ownership change is not affected. In 2012, we completed an analysis of prior year ownership changes, including whether there were any limitations on the use of NOLs acquired in connection with our acquisition of ID Analytics, we determined that our NOLs as well as the NOLs of ID Analytics were subject to annual limitations under Section 382.  However, we determined that none of the NOL carryforwards will expire solely as a result of Section 382 limitations. In 2013, in connection with the acquisition of Lemon, we completed an analysis of Lemon’s prior ownership changes, including the change which arose as a result of our acquisition of Lemon.  As a result of the analysis, we determined that due to the ownership changes of certain former shareholders, approximately $7,894 and $7,991 of Lemon’s federal and state net operating loss carryforwards, respectively, will expire solely as a result of the Section 382 limitations..  If adverse information is discovered in the future, we will treat this as new information and reflect the impact in that period.  As of December 31, 2013, we had $451 of federal alternative minimum tax credit carryover which does not expire.

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

17. Segment Reporting (Restated)

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

Financial information about our segments for the year ended December 31, 2013 and as of December 31, 2013 was as follows (Restated):

	Consumer	Enterprise	Eliminations	Total
Revenue
External customers	$340,121	$29,537	$-	$369,658
Intersegment revenue	-	5,316	(5,316)	-
Income (loss) from operations	27,086	(9,905)	-	17,181
Goodwill	99,805	59,537	-	159,342
Total assets	348,000	114,146	(481)	461,665

Financial information about our segments for the year ended December 31, 2012 and as of December 31, 2012 was as follows:

	Consumer	Enterprise	Eliminations	Total
Revenue
External customers	$254,678	$21,750	$-	$276,428
Intersegment revenue	-	3,506	(3,506)	-
Income (loss) from operations	18,840	(5,747)	-	13,093
Goodwill	69,891	59,537	-	129,428
Total assets	213,564	129,245	(3,221)	339,588

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

19.  Selected Quarterly Financial Data (unaudited) (Restated)

As discussed in the Explanatory Note to this Form 10-K/A, we are restating the unaudited condensed consolidated financial information for the quarters ended March 31, 2013, June 30, 2013, September 30, 2013, and December 31, 2013.

The following table sets forth certain unaudited quarterly results of operations of the Company for the years ended December 31, 2013 and 2012.  In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below for a fair statement of the quarterly information when read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Form 10-K/A:

	Three Months Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2013 (Restated)	2013 (Restated)	2013 (Restated)	2013 (Restated)	2012	2012	2012	2012
	(in thousands, except per share data)
Revenue:
Consumer revenue	$94,068	$88,386	$82,574	$75,094	$70,775	$65,579	$61,616	$56,708
Enterprise revenue	8,237	7,353	6,946	7,001	8,041	6,538	6,267	904
Total revenue	102,305	95,739	89,520	82,095	78,816	72,117	67,883	57,612
Gross profit	$76,110	70,852	64,326	58,305	56,627	52,355	48,758	38,772
Income (loss) from operations	$15,293	6,736	(1,404)	(3,444)	5,700	6,223	1,379	(209)
Net income (loss)	$52,976	$6,466	$(1,445)	$(3,542)	$4,080	$7,868	$(6,898)	$18,453
Basic net income (loss) per share	$0.58	$0.07	$(0.02)	$(0.04)	$0.01	$0.06	$(0.56)	$0.34
Diluted net income (loss) per share	$0.54	$0.07	$(0.02)	$(0.04)	$0.01	$(0.16)	$(0.59)	$0.22

The following tables present the effect of the correction of the error and other adjustments on our previously reported consolidated financial statements for the quarterly periods ended March 31, 2013, June 30, 2013, September 30, 2013, and December 31, 2013.

	Three Months Ended March 31, 2013			Three Months Ended June 30, 2013
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Consolidated Statements of Operations:	(in thousands, except per share data)
Cost of services	$23,804	$(14)	$23,790	$25,227	$(33)	$25,194
Gross profit	58,291	14	58,305	64,293	33	64,326
Sales and marketing	41,793	(55)	41,738	43,248	(76)	43,172
Technology and development	9,024	(101)	8,923	10,370	(191)	10,179
General and administrative	9,424	(302)	9,122	10,900	(487)	10,413
Total costs and expenses	62,207	(458)	61,749	66,484	(754)	65,730
Loss from operations	(3,916)	472	(3,444)	(2,191)	787	(1,404)
Loss before provision for income taxes	(3,967)	472	(3,495)	(2,244)	787	(1,457)
Income tax (benefit) expense	150	(103)	47	(179)	167	(12)
Net loss	(4,117)	575	(3,542)	(2,065)	620	(1,445)
Basic earnings per share	$(0.05)	$0.01	$(0.04)	$(0.02)	$-	$(0.02)
Diluted earnings per share	$(0.05)	$0.01	$(0.04)	$(0.02)	$-	$(0.02)

	Three Months Ended September 30, 2013			Three Months Ended December 31, 2013
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Consolidated Statements of Operations:	(in thousands, except per share data)
Cost of services	$24,935	$(48)	$24,887	$26,283	$(89)	$26,194
Gross profit	70,804	48	70,852	76,021	89	76,110
Sales and marketing	40,609	(186)	40,423	37,241	(211)	37,030
Technology and development	10,734	(272)	10,462	10,819	(368)	10,451
General and administrative	11,837	(572)	11,265	11,909	(584)	11,325
Total costs and expenses	65,146	(1,030)	64,116	61,980	(1,163)	60,817
Income from operations	5,658	1,078	6,736	14,041	1,252	15,293
Income before provision for income taxes	5,598	1,078	6,676	13,955	1,252	15,207
Income tax (benefit) expense	171	39	210	(39,251)	1,482	(37,769)
Net income	5,427	1,039	6,466	53,206	(230)	52,976
Basic earnings per share	$0.06	$0.01	$0.07	$0.58	$-	$0.58
Diluted earnings per share	$0.06	$0.01	$0.07	$0.54	$-	$0.54

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013.  Based on such evaluation at the time that the Original Filing was filed on February 19, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective.

Subsequent to that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2013 because of a material weakness in our internal control over financial reporting described below under the heading “Management’s Annual Report on Internal Control Over Financial Reporting.”  We have undertaken remediation initiatives as discussed below.

In light of the material weakness referred to above, we performed additional analyses and procedures in order to conclude that our consolidated financial statements in this Form 10-K/A for the year ended December 31, 2013 and for each of the quarterly periods within fiscal 2013 are fairly presented, in all material respects, in accordance with US GAAP.

Management’s Annual Report on Internal Control Over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined by Rule 13a-15(f) of the Exchange Act).  In assessing the effectiveness of our internal control over financial reporting as of December 31, 2013, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (1992 framework).  Based on such assessment, at the time that the Original Filing was filed on February 19, 2014, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

In connection with the restatement discussed in the Explanatory Note to this Form 10-K/A and Note 2 and Note 19 to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K/A, management, including our Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of our internal control over financial reporting as of December 31, 2013.  Based on this reassessment using the COSO criteria, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2013 because of a deficiency in the control over the calculation of the volatility assumption within the Black-Scholes option pricing model used to compute our share-based compensation expense that management concluded was a material weakness.  This control deficiency resulted in the misstatement of share-based compensation expense and net income available to common stockholders and the related financial disclosures for the year ended December 31, 2013 (and the restatement of the unaudited condensed consolidated financial information for the quarters ended March 31, 2013, June 30, 2013, September 30, 2013, and December 31, 2013), as discussed in the Explanatory Note to this Form 10-K/A and Note 2 and Note 19 to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K/A.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in this Form 10-K/A.

Remediation Plan

We are in the process of remediating this material weakness by, among other things, implementing a process of additional enhanced review of estimates and calculations which impact our share based compensation expense.  The actions that we are taking are subject to ongoing senior management review, as well as Audit Committee oversight.  Although we plan to complete this remediation process as quickly as possible, we cannot at this time estimate how long it will take, and our initiatives may not prove to be successful in remediating this material weakness.

Management believes the foregoing efforts will effectively remediate the material weakness.  As we continue to evaluate and work to improve our internal control over financial reporting, management may execute additional measures to address potential control deficiencies or modify the remediation plan described above.  Management will continue to review and make necessary changes to the overall design of our internal controls.

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

The information required by this Item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2014 annual meeting of stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2013, and is incorporated in this Form 10-K/A by reference.

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

COMPENSATION DISCUSSION AND ANALYSIS

Named Executive Officers

This Compensation Discussion and Analysis provides an overview of the material components of our executive compensation program for the following executive officers:

•	Todd Davis, our Chairman and Chief Executive Officer;
•	Hilary A. Schneider, our President;
•	Chris G. Power, our Chief Financial Officer;
•	Clarissa Cerda, our Executive Vice President, Chief Legal Officer, and Secretary;
•	Velislav (Villi) Iltchev, our Executive Vice President, Corporate Development; and
•	Donald M. Beck, our Senior Vice President, Enterprise Sales & Alliances.

We refer to these executive officers collectively in this Form 10-K/A as our named executive officers.

Specifically, this Compensation Discussion and Analysis provides an overview of our executive compensation philosophy, the overall objectives of our executive compensation program, and each component of compensation that we provide to our executive officers. In addition, we explain how and why our compensation committee arrived at the specific compensation policies and decisions involving our executive officers, including our named executive officers, during fiscal 2013.

Compensation Philosophy and Objectives

Our philosophy is to pay base salaries to executives at levels that enable us to attract, motivate, and retain highly qualified executives, with base salaries generally set at levels similar to those of our peer companies taking into account the possibility of the receipt by our executives of cash performance-based incentive bonuses. Cash incentive bonuses are designed to motivate and reward individuals for performance based on certain aspects of our company’s financial results as well as the achievement of personal and corporate objectives that contribute to our long-term success in building stockholder value. Grants of stock-based awards may result in limited rewards if the price of our common stock does not appreciate significantly, but may provide substantial rewards to executives as our stockholders in general benefit from stock price appreciation thereby aligning compensation with the price performance of our common stock. Total compensation levels reflect our executives’ corporate positions, responsibilities, and achievement of corporate and individual goals. As a result of our performance-based philosophy regarding compensation, compensation levels may vary significantly from year to year and among our various executive officers. In general, we expect the compensation level of our chief executive officer will be higher than that of our other executive officers assuming relatively equal achievement of performance targets.

Compensation–Setting Practice

Our board of directors has appointed a compensation committee, consisting exclusively of independent directors. The compensation committee’s charter authorizes our compensation committee to review and approve, or to recommend for approval to the full board of directors, the compensation of our chief executive officer and our other executive officers. Our board of directors has authorized our compensation committee to make all decisions with respect to executive compensation.

Role of the Compensation Committee

Our compensation committee evaluates the performance of our chief executive officer and approves the compensation for our chief executive officer in light of the goals and objectives of our compensation program for that year. Our compensation committee together with our chief executive officer annually assesses the performance of our other executive officers. Based in part on the recommendations from our chief executive officer, our compensation committee approves the compensation of our other executive officers.

 Role of the Chief Executive Officer

At the request of our compensation committee, our chief executive officer generally attends a portion of our compensation committee meetings, including meetings at which our compensation committee’s compensation consultant is present. This enables our compensation committee to review with our chief executive officer the corporate and individual goals that he regards as important to achieve our overall goals. Our compensation committee also requests that our chief executive officer assess the performance of, and our goals and objectives for, our other executive officers, including our other named executive officers. Although the participation of our chief executive officer allows him to provide recommendations as to the goals, performance targets, and objectives, including his own, our compensation committee rather than our chief executive officer makes all final determinations regarding setting corporate goals, targets, objectives, and performance against such goals and targets. Our chief executive officer does not attend any portion of compensation committee meetings at which his compensation is discussed.

Role of Compensation Consultants

From time to time, our compensation committee retains the services of independent compensation consultants to review a wide variety of factors relevant to executive compensation, trends in executive compensation, and the identification of relevant peer companies. Our compensation committee makes all determinations regarding the engagement, fees, and services of the compensation consultants. Our compensation consultants report directly to our compensation committee and do not perform any other services for our company.

During fiscal 2013, our compensation committee engaged Compensia, Inc., an independent nationally recognized compensation consulting firm, to assist it in connection with its review of our fiscal 2013 executive compensation program and its analysis of the competitive market for executive talent. Compensia provided no other services to our company during fiscal 2013.

Our compensation committee has considered the independence of Compensia in light of the listing standards of the New York Stock Exchange on compensation committee independence and the rules of the SEC. Our compensation committee requested and received confirmation from Compensia addressing the independence of the firm and its senior advisors working with our compensation committee. Our compensation committee discussed these considerations and concluded that the work performed by Compensia did not raise any conflict of interest.

Use of Market Data

In determining the compensation of our executive officers, including our named executive officers, we periodically review compensation levels of a peer group of companies and consider broader market trends. We also consider compensation levels in our geographic areas, competitive factors that enable us to attract executives from other companies, and compensation levels that we deem appropriate to retain and motivate our executives. We use peer group and other information as a point of reference, but do not benchmark or target our compensation levels against our peer group or other factors.

Our compensation committee considers data gathered from a self-constructed group of peer companies. After consultation with Compensia, our compensation committee developed and approved a compensation peer group for use in its executive compensation decisions for fiscal 2013 using the following selection criteria:

•	Industry: Companies that compete in the internet related and software industries.
•	Revenue: Companies with revenue of between approximately $173 million and $692 million, based upon the last four quarters of reported revenue at the time of selection.
•	Market Capitalization: Companies with a market capitalization of between approximately $1.33 million and $4.0 billion at the time of selection.
•	High Revenue Growth: Where available, high revenue growth companies that face similar management challenges.

The companies included in the compensation peer group approved by our compensation committee were as follows:

Advent Software	Constant Contact	LivePerson
Ancestry.com	Demand Media	LogMeIn
Angie’s List	ExactTarget	OpenTable
Bankrate	HomeAway	QuinStreet
Blucora	j2 Global	Websense
comScore	Liquidity Services	Zipcar

Compensia provided our compensation committee with an analysis of the companies in the compensation peer group, determined our position relative to the compensation peer group, developed guidelines for the structure of our fiscal 2013 executive compensation program based on the compensation peer group and broader market trends, and reviewed the overall compensation packages.

Compensation Elements

Our compensation program for our executive officers consists primarily of base salaries, cash incentive bonuses, and long-term incentives in the form of stock-based awards, which may include stock options, restricted stock units, or RSUs, restricted stock awards, or a combination thereof. Our executive officers also participate in various other welfare benefit plans that generally are available to all of our employees. We consider each element of compensation collectively with other elements of compensation when establishing the various forms, elements, and levels of compensation.

Base Salary

We seek to pay base salaries at levels that enable us to attract, motivate, and retain highly qualified executives, with base salaries generally set at levels similar to those of our peer companies taking into account the possibility of the receipt by our executives of cash performance-based incentive bonuses. Base salaries for our executives, including our named executive officers, also can reflect his or her position, responsibilities, experience, skills, performance, and ongoing and expected future contributions. In determining base salary, our compensation committee also may take into account competitive salary levels for similar positions at the companies in the compensation peer group and base salary levels relative to other positions within our company.

As has been our practice, for fiscal 2013, we set the base salaries for our executive officers, including our named executive officers, at the beginning of the fiscal year, except in the case of Messrs. Iltchev and Beck who joined our company later in the year. The annual base salaries for our named executive officers during fiscal 2013 were as follows:

Named Executive Officer	Annualized Fiscal 2012 Base Salary (1)	Annualized Fiscal 2013 Base Salary (1)	Percentage Change
Todd Davis	$465,000	$478,950	3.0%
Hilary A. Schneider	$400,000	$412,000	3.0%
Chris G. Power	$319,000	$323,785	1.5%
Clarissa Cerda	$310,000	$319,300	3.0%
Velislav (Villi) Iltchev(2)	—	$300,000	—
Donald M. Beck(3)	—	$300,000	—

(1)

Base salaries are annualized based on the base salary in effect as of December 31 of the fiscal year. Actual base salaries received by our named executive officers are set forth in the Summary Compensation Table below.

(2)	Mr. Iltchev joined our company in July 2013.
(3)	Mr. Beck joined our company in June 2013.

The base salaries for our named executive officers were increased for fiscal 2013 based on our compensation committee’s performance assessments and to move closer to the 50th percentile for comparable companies. Base salaries for fiscal 2013 were between the 25th and 50th percentile of our compensation peer group.

Annual Cash Incentive Bonuses

Cash incentive bonuses are designed to motivate and reward individuals for performance based on certain aspects of our company’s financial results as well as the achievement of personal objectives that contribute to our long-term success in building stockholder value.

At the beginning of each fiscal year, our compensation committee approves our annual bonus plan, which forms the basis for the corporate performance measures for our annual cash incentive bonuses. Further, our compensation committee reviews and sets the framework for the annual cash incentive bonuses for the year, including determining the threshold, target, and maximum levels for each of the corporate performance measures and target annual cash incentive bonus opportunities for our executives. Our compensation committee, with recommendations from our chief executive officer with respect to our named executive officers other than himself, determines the actual bonus payouts to our named executive officers based on the satisfaction of the corporate performance measures, each named executive officer’s individual performance goals, and each named executive officer’s cash incentive bonus opportunity as well as our compensation committee’s subjective determinations of each named executive officer’s overall performance and contributions during the fiscal year.

Target Bonus Opportunities

Our compensation committee determined that the target annual cash incentive bonus opportunities for each of our named executive officers for fiscal 2013 should be based on a percentage of such named executive officer’s base salary. The target annual cash incentive bonus opportunity established for each named executive officer for fiscal 2013 was as follows:

Named Executive Officer	Annualized Fiscal 2013 Base Salary	Target Cash Incentive Bonus Opportunity (as a percentage of base salary)	Target Cash Incentive Bonus Opportunity (as a dollar amount)
Todd Davis	$478,950	100%	$478,950
Hilary A. Schneider	$412,000	50%	$206,000
Chris G. Power	$323,785	60%	$194,271
Clarissa Cerda	$319,300	50%	$159,650
Velislav (Villi) Iltchev	$300,000	50%	$150,000	(1)
Donald M. Beck	$300,000	16.66%	$50,000	(2)

(1)	Mr. Iltchev’s actual target cash incentive bonus opportunity was pro-rated based on his employment start date and, as a result, was $62,500.
(2)	Mr. Beck’s actual annual target cash incentive bonus opportunity was pro-rated based on his employment start date and, as a result, was $25,000.

In setting these target annual cash incentive bonus opportunities for our named executive officers, our compensation committee exercised its judgment and considered various factors, including our overall financial and operational results for the prior fiscal year, the prior performance of each individual executive, his or her potential to contribute to our long-term strategic success, his or her role and responsibilities, his or her individual experience and skills, competitive market practices for annual bonuses, and, for our other named executive officers, the recommendations of our chief executive officer.

 Corporate Performance Measures

For fiscal 2013, the amount of the cash incentive bonus pool and eligibility to receive cash incentive bonuses depended on the achievement of corporate financial performance objectives tied to our revenue, adjusted EBITDA, and net member growth for fiscal 2013, with the revenue and adjusted EBITDA objectives each representing 37.5% of the cash incentive bonus pool and the net member growth objective representing 25% of the cash incentive bonus pool. Our compensation committee determined the threshold, target, and maximum levels for each of these performance objectives in consultation with management and taking into account our performance in fiscal 2012. For fiscal 2013, our target revenue was $356.5 million; our target adjusted EBITDA was $38.2 million; and our target net member growth was 405,000 new members. Our compensation committee approved certain adjustments to the calculation of the performance objectives during the year for certain events, including our acquisition of Lemon, Inc., or Lemon. Our compensation committee set these target levels to be aggressive, yet achievable, with diligent effort during the fiscal year. We achieved 156.8% payout on our target revenue goal, 186.8% payout on our target adjusted EBITDA goal, and 200.0% payout on our target net member growth goal for fiscal 2013. Based on these achievements, at the end of the year, our compensation committee approved a multiplier of the annual cash incentive bonus opportunity to reflect how we exceeded the targets for the corporate financial performance objectives for the year. Based on exceeding the corporate financial performance objectives of revenue, adjusted EBITDA, and net member growth by a substantial percentage for fiscal 2013, our compensation committee established a multiplier of 1.789, which resulted in significantly higher potential cash incentive bonuses for our executives, including our named executive officers.

Individual Performance Goals

Consistent with our compensation philosophy of rewarding individual performance, our chief executive officer evaluates our executive team based on his determination of how each executive has performed against our corporate values and a set of individual performance objectives, which he determined and deemed to be integral to the achievement of our annual operating plan. Our compensation committee assessed our chief executive officer’s performance against a similar set of corporate values and individual performance goals. Achievement against these goals can result in an increase or decrease to the potential bonus for each executive based on the achievement of the corporate performance measures.

The individual performance goals for each of our named executive officers for fiscal 2013 were as follows:

•

Mr. Davis – Leadership, company culture, strategy formulation, strategy execution, financial planning/performance, ethics and compliance, external relationships, talent acquisition and development of senior executives, and succession planning for senior executives.

•

Ms. Schneider – Create an operating model that will scale with revenue and member growth, develop a best-in-class end-to-end customer experience, develop an “I make a difference” culture, and grow member base and total revenue.

•

Mr. Power – Create an operating model that will scale with revenue and member growth, develop a best-in-class end-to-end customer experience, develop an “I make a difference” culture, and grow member base and total revenue.

•

Ms. Cerda – Build LifeLock corporate social responsibility resume, ensure public company compliance, maintain and develop government stakeholder relations, maximize scalability through efficient legal processes and other business contributions, and monitor changing regulatory landscape and compliance with laws.

•

Mr. Iltchev – Execution of Lemon acquisition, get smart on the competitive and strategic landscape, help define strategy for our company, and provide executive leadership for engagement with external parties and enhance our visibility and standing in the tech community.

•

Mr. Beck – 2013 MBO goals, including employee engagement score improvement, budget forecast accuracy, protection instances, and reduction of undesirable turnover, and redesign compensation program to drive behavior.

Fiscal 2013 Bonus Decisions

For fiscal 2013, annual cash incentive bonus payments were determined after the end of the fiscal year by our compensation committee. Our compensation committee’s determination of annual cash incentive bonuses involved a two-step process. First, our compensation committee established the annual target cash incentive bonus pool for the fiscal year based on the aggregate target cash incentive bonus opportunities for all of our employees, including our executive officers. The actual bonus pool was subject to the actual level of achievement of the pre-established revenue, adjusted EBITDA, and net member growth target levels for the fiscal period and was adjusted based on our actual performance relative to the revenue, adjusted EBITDA, and net member growth target levels as approved by our compensation committee at the beginning of the year. Each corporate performance measure has a threshold at which the cash incentive bonus pool begins to be funded, a target which would fund the cash incentive bonus pool up to 100%, and a maximum which would fund the cash incentive bonus pool up to 200%.

As the second step, the cash incentive bonus payment, if any, to be received from the available cash incentive bonus pool by an executive officer was determined based on the executive’s base salary and cash incentive bonus opportunity percentage. Further, our compensation committee exercised discretion in formulating each executive officer’s bonus payment based upon the size of the available cash incentive bonus pool, a subjective assessment of the level of achievement of his or her individual performance objectives, and any other relevant factors.

For fiscal 2013, our annual cash incentive bonus program was broad based with 50.8% of our non-commission-based employees participating. For fiscal 2013 as a whole, we achieved a payout level of 178.9% of the annual target bonus pool as a result of overperforming the target levels for the revenue, adjusted EBITDA, and net member growth performance measures. The portion of the cash incentive bonus pool awarded to our named executive officers represented approximately 27.2% of the available pool.

After the end of the fiscal year, with the exception of Mr. Beck, our chief executive officer evaluated each other executive officer’s progress towards the achievement of his or her individual performance objectives. In the case of Mr. Beck, our president evaluated his progress towards the achievement of his individual performance objectives. In the case of our chief executive officer, our compensation committee evaluated his progress towards the achievement of his individual performance goals.

Based on both our financial performance (as measured by our revenue, adjusted EBITDA, and net member growth) for fiscal 2013 and each named executive officer’s individual performance during the year, the following bonus payments were made to our named executive officers for fiscal 2013:

Named Executive Officer	Target Cash Incentive Bonus Opportunity (as a dollar amount)		Cash Incentive Bonus Opportunity After Application of Multiplier (as a dollar amount) (1)		Actual Total Cash Incentive Bonus Payment (as a dollar amount) (2)
Todd Davis	$478,950		$856,842		$860,000
Hilary A. Schneider	$206,000		$368,534		$391,000
Chris G. Power	$194,271		$347,551		$370,000
Clarissa Cerda	$159,650		$285,614		$273,000
Velislav (Villi) Iltchev	$62,500	(3)	$111,813	(3)	$126,813
Donald M. Beck	$25,000	(4)	$44,725	(4)	$50,000

(1)

At the end of the year, our compensation committee established a multiplier of the annual cash incentive bonus opportunity to reflect whether our company exceeded or failed to achieve the targets for the corporate financial performance objectives for that year. Based on exceeding the corporate financial performance objectives of revenue, adjusted EBITDA, and net member growth by a substantial percentage for fiscal 2013, our compensation committee established a multiplier of 1.789, which resulted in significantly higher cash incentive bonus opportunities for our executives, including our named executive officers.

(2)	Reflects individual performance adjustments.
(3)	Mr. Iltchev joined our company in July 2013. Accordingly, this amount represents Mr. Iltchev’s pro-rated cash incentive bonus opportunity.
(4)	Mr. Beck joined our company in June 2013. Accordingly, this amount represents Mr. Beck’s pro-rated cash incentive bonus opportunity.

Long-Term Incentive Compensation

Grants of stock-based awards may result in limited rewards if the price of our common stock does not appreciate significantly, but may provide substantial rewards to executives as our stockholders in general benefit from stock price appreciation. Grants of stock-based awards are also intended to align compensation with the price performance of our common stock. Stock-based awards are also a useful vehicle for attracting and retaining executive talent in a competitive market. Our stock-based awards may consist of time-based or performance-based stock options, RSUs, restricted stock awards, or a combination thereof.

Our compensation committee develops its stock-based award determinations based on its judgment as to whether the total compensation packages provided to our executive officers, including prior stock-based awards and the level of vested and unvested stock-based awards then held by each participating officer, are sufficient to retain, motivate, and adequately reward the executive officers. In addition, our compensation committee considers the potential dilution associated with the stock-based awards.

Historically, we have used two forms of stock-based awards for long-term incentive compensation for our executive officers: stock options (both time-based and performance-based) and RSUs.

Stock Options

We believe that stock options, when granted with exercise prices equal to the fair market value of our common stock on the date of grant, provide an appropriate long-term incentive for our executive officers because they are rewarded only to the extent that, following the grant date of the options, our stock price grows and our stockholders see the value of their investment also grow.

Restricted Stock Units

RSUs represent the right to receive one share of our common stock for each RSU upon the settlement date, which is the date on which certain conditions, such as continued employment with us for a pre-determined length of time, are satisfied. RSU awards reflect both increases and decreases in stock prices from the grant-date market prices and thus tie compensation more closely to changes in stockholder value at all levels compared to stock options, whose intrinsic value changes only when the market price of shares is above the exercise price. RSUs also have retention value even during periods in which our trading price does not appreciate, which supports continuity in the senior management team. In addition, RSUs allow our compensation committee to deliver equivalent value with use of fewer authorized shares.

Equity Award Mix

Our compensation committee may in the future adjust the mix of equity award types or approve different awards as part of the overall long-term incentive award. Awards made in connection with a new, extended, or expanded employment relationship may involve a different mix of time-based and performance-based stock options, RSUs, or other stock-based awards depending on our compensation committee’s assessment of the total compensation package being offered.

2013 Long-Term Incentive Compensation

For fiscal 2013, the long-term incentive compensation for our executive officers, including our named executive officers, took the form of stock option grants, as was the case for the preceding three fiscal years.

In addition, we granted service-vesting RSUs as part of the new hire grant to Mr. Iltchev. The size of stock option grants to each executive officer during fiscal 2013 reflected his or her position with our company, an assessment of the stock-based compensation award practices of the companies in our compensation peer group as well as broader market data of the technology industry, and an assessment of the outstanding stock-based compensation awards then held by the executive officer. In addition, in making its award decisions, our compensation committee exercised its judgment to set the size of each award at a level it considered appropriate to create a meaningful opportunity for reward predicated on the creation of long-term stockholder value. The size of the awards of options and RSUs to Mr. Iltchev and the options to Mr. Beck were the result of negotiations with them as part of their recruitment to join our company.

The stock options were granted with an exercise price equal to the fair market value of our common stock on the date of grant. The stock-based compensation awards granted to our named executive officers were as follows:

Named Executive Officer	Number of Shares of the Company’s Common Stock Underlying Stock Options		Number of Shares of the Company’s Common Stock Underlying Restricted Stock Unit Awards
Todd Davis	350,000		—
Hilary A. Schneider	50,000		—
Chris G. Power	200,000		—
Clarissa Cerda	200,000		—
Velislav (Villi) Iltchev	300,000	(1)	100,000	(1)
Donald M. Beck	300,000	(1)	—

(1)	These stock-based compensation awards were granted to Messrs. Iltchev and Beck in connection with their joining our company.

Approval Process for Equity Grants

Executives and other employees receive long-term equity awards pursuant to the terms of our 2012 Incentive Compensation Plan, or the 2012 Plan. Our compensation committee administers the 2012 Plan and establishes the rules for all awards granted thereunder, including grant guidelines, vesting schedules, and other provisions. Our compensation committee reviews these rules from time to time and considers, among other things, the interests of our stockholders, market conditions, information provided by our compensation consultant and legal advisor, performance objectives, and recommendations made by our chief executive officer.

Our compensation committee reviews awards for all of our executive officers. Our compensation committee has established a process in which our compensation committee reviews the recommendations of our chief executive officer for executives (other than himself) and approves or modifies the proposed grants in its discretion.

We have no practice of timing grants of stock options or RSUs to coordinate with the release of material non-public information, and we have not timed the release of material non-public information for the purpose of affecting the value of named executive officer compensation.

Severance and Change in Control Benefits

We have severance and change of control benefits for our executive officers that are documented in their respective employment agreements or, in the case of Mr. Beck, in a separate severance agreement. We believe that these benefits were necessary to attract our executives and that the change in control benefits are in the best interests of our company and our stockholders because they help assure us that we will have the continued dedication and objectivity of our executive officers, notwithstanding the possibility or occurrence of a change in control. For further details see “Executive Compensation—Potential Payments Upon Termination or Change in Control” below.

Tax and Accounting Considerations

Deductibility of Executive Compensation

We take into account the tax effects of our compensation on us and our executive officers. Currently, Section 162(m) of the Internal Revenue Code limits the deductibility for federal income tax purposes of remuneration in excess of $1 million paid to each of any publicly held corporation’s chief executive officer and three other most highly compensated executive officers (excluding the chief financial officer) in any taxable year. Thus, we may deduct certain types of remuneration paid to any of these individuals only to the extent that such remuneration during any taxable year does not exceed $1 million. Generally, remuneration in excess of $1 million may only be deducted if it is “performance-based compensation” within the meaning of the Internal Revenue Code. In this regard, the compensation income realized upon the exercise of stock options granted under a stockholder-approved stock option plan generally will be deductible as long as the options are granted by a committee whose members are non-employee directors and certain other conditions are satisfied.

When reasonably practicable, our compensation committee seeks to qualify the variable compensation paid to our executive officers for the “performance-based compensation” exemption from Section 162(m). As such, in approving the amount and form of compensation for our executive officers, our compensation committee considers all elements of the cost to us of providing such compensation, including the potential impact of Section 162(m). In the future, our compensation committee may, in its judgment, authorize compensation payments that do not comply with an exemption from the deductibility limit when it believes that such payments are appropriate to attract and retain executive talent and in our best interests and the best interests of our stockholders.

Taxation of “Parachute” Payments

Sections 280G and 4999 of the Internal Revenue Code provide that executive officers and directors who hold significant equity interests and certain other service providers may be subject to significant additional taxes if they receive payments or benefits in connection with a change in control of a company that exceeds certain prescribed limits, and that the company (or a successor) may forfeit a deduction on the amounts subject to this additional tax. We did not provide any executive officer, including any named executive officer, with a “gross-up” or other reimbursement payment for any tax liability that he or she might owe as a result of the application of Sections 280G and 4999 during fiscal 2013, and we have not agreed and are not otherwise obligated to provide any executive officer with such a “gross-up” or other reimbursement.

Accounting for Stock-Based Compensation

We account for stock-based employee compensation arrangements in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 718 “Compensation – Stock Compensation,” (“ASC Topic 718”). ASC Topic 718 requires companies to measure the compensation expense for all stock-based payment awards made to employees and directors, including stock options and RSUs, based on the grant date “fair value” of these awards. This calculation is performed for accounting purposes and reported in the compensation tables below, even though our named executive officers may never realize any value from their awards. ASC Topic 718 also requires companies to recognize the compensation cost of their stock-based compensation awards in their income statements over the period that an employee or director is required to render service in exchange for the option or other award. In determining stock-based compensation, our compensation committee considers the potential expense of these awards under ASC Topic 718 and the impact on us.

Compensation Committee Interlocks and Insider Participation

Messrs. Briggs, Cowan, and Pimentel served as the members of our compensation committee during 2013.

Mr. Cowan has a relationship with us that requires disclosure under Item 404 of Regulation S-K under the Exchange Act.  See “Certain Relationships and Related Party Transactions – Investors’ Rights Agreement” and “– Indemnification of Officers and Directors” in the Proxy Statement, each of which are incorporated by reference into this section of this Form 10-K/A.

None of Messrs. Briggs, Cowan, or Pimentel have been at any time one of our officers or employees.  Other than Todd Davis, who currently serves, and served during the last year, on the board of directors and compensation committee of Vimo, Inc., of which Srinivasan (Chini) Krishnan is the Chief Executive Officer, none of our executive officers currently serves, or has served during the last year, as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving on our board of directors or our compensation committee.

COMPENSATION COMMITTEE REPORT

Our compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis included in this Form 10-K/A. Based on such review and discussion, our compensation committee recommended to our board of directors that the Compensation Discussion and Analysis be included in this Form 10-K/A.

Respectfully submitted,

Albert A. (Rocky) Pimentel, Chairman

Gary S. Briggs

David Cowan

EXECUTIVE COMPENSATION

2013 Summary Compensation Table

The following table provides, for the fiscal years ended December 31, 2013, 2012, and 2011, information regarding the compensation of our principal executive officer, our principal financial officer, and each of our four other most highly compensated executive officers who were serving as executive officers on December 31, 2013, the end of our last completed fiscal year. We refer to these executive officers in this Form 10-K/A as our named executive officers.

Name and Principal Position	Year	Salary	Stock Awards (1)	Option Awards (2)	Non-Equity Incentive Plan Compensation (3)		All Other Compensation		Total

Todd Davis	2013	$477,340	—	$1,826,467	$860,000		$17,552	(4)	$3,151,359
Chairman and Chief	2012	$450,038	—	$815,312	$671,460		$21,259		$1,958,069
Executive Officer	2011	$408,462	—	—	$212,790		$20,567		$641,819

Hilary A. Schneider(5)	2013	$410,615	—	$260,924	$391,000		$50,714	(6)	$1,113,253
President	2012	$115,385	$2,250,000	$2,349,674	$50,000		$15,994		$4,781,053
	2011	—	—	—	—		—		—

Chris G. Power(7)	2013	$323,233	—	$1,043,695	$370,000		$52,321	(8)	$1,789,299
Chief Financial Officer	2012	$299,115	—	$653,806	$306,240		$63,918		$1,323,079
	2011	$269,231	—	$987,152	$152,600		$65,423		$1,474,406

Clarissa Cerda	2013	$318,227	—	$1,043,695	$273,000		$17,604	(9)	$1,652,526
Executive Vice	2012	$285,589	—	$505,768	$248,000		$22,980		$1,062,337
President, Chief Legal	2011	$257,536	—	—	$133,130		$20,440		$411,106
Officer, and Secretary

Velislav (Villi) Iltchev(10)	2013	$121,154	$1,249,000	$1,629,966	$126,813		$1,488	(11)	$3,128,421
Executive Vice	2012	—	—	—	—		—		—
President, Corporate	2011	—	—	—	—		—		—
Development

Donald M. Beck(12)	2013	$155,769	—	$1,895,510	$132,248	(13)	$12,473	(14)	$2,196,000
Senior Vice President,	2012	—	—	—	—		—		—
Enterprise Sales &	2011	—	—	—	—		—		—
Alliances

(1)

The amounts in this column reflect the aggregate grant date fair value of stock awards granted to our named executive officers during the fiscal year, computed in accordance with FASB ASC Topic 718. The valuation assumptions used in determining such amounts are described in Note 12 to our audited consolidated financial statements included in this Form 10-K/A. The amounts reported in this column reflect our accounting expense for these awards and do not correspond to the actual economic value that may be received by our named executive officers from their stock awards.

(2)

The amounts in this column reflect the aggregate grant date fair value of option awards granted to our named executive officers during the fiscal year, computed in accordance with FASB ASC Topic 718. The valuation assumptions used in determining such amounts are described in Note 12 to our audited consolidated financial statements included in this Form 10-K/A. The amounts reported in this column reflect our accounting expense for these awards and do not correspond to the actual economic value that may be received by our named executive officers from their option awards.

(3)

The amounts in this column for fiscal 2013 represent the amounts earned and payable under our 2013 Bonus Plan, which were paid on February 21, 2014, and, in the case of Mr. Beck, amounts earned and payable under our 2013 Sales Commission Plan. The amounts in this column for fiscal 2012 represent the amounts earned and payable under our 2012 Bonus Plan, which were paid on February 22, 2013. The amounts in this column for fiscal 2011 represent the amounts earned and payable under our 2011 Bonus Plan, which were paid on February 24, 2012. See “Compensation Discussion and Analysis—Compensation Elements—Annual Cash Incentive Bonuses” for more information.

(4)

Consists of (i) matching contributions under our 401(k) plan in the amount of $15,300, (ii) group term life insurance premiums in the amount of $192, (iii) executive parking in the amount of $480, (iv) annual membership to car service in the amount of $528, (v) meals for Mr. Davis’ spouse in connection with her attendance at several business meetings in the amount of $288, (vi) meals and incidentals for Mr. Davis’ family at certain company events in the amount of $265, and (vii) tax gross up related to commemorative gift for our one year anniversary as a public company in the amount of $499.

(5)	Ms. Schneider became our President on September 14, 2012.
(6)

Consists of (i) matching contributions under our 401(k) plan in the amount of $14,083, (ii) group term life insurance premiums in the amount of $192, (iii) executive parking in the amount of $480, (vi) annual membership to car service in the amount of $528, (v) temporary accommodations and personal travel expenses in the amount of $31,508, (vi) payment of taxes related to relocation expenses paid in 2012 in the amount of $3,416, and (vii) tax gross up related to commemorative gift for our one year anniversary as a public company in the amount of $507.

(7)	Mr. Power became our Chief Financial Officer on January 10, 2011.

(8)

Consists of (i) matching contributions under our 401(k) plan in the amount of $15,300 (ii) group term life insurance premiums in the amount of $192, (iii) executive parking in the amount of $480, (iv) temporary accommodations and personal travel expenses in the amount of $34,354, (v) travel expenses for Mr. Powers’ family to attend certain company events in the amount of $1,478, and (vi) tax gross up related to commemorative gift for our one year anniversary as a public company in the amount of $517.

(9)

Consists of (i) matching contributions under our 401(k) plan in the amount of $15,300, (ii) group term life insurance premiums in the amount of $192, (iii) executive parking in the amount of $480, (iv) annual membership to car service in the amount of $528, (v) travel expenses for Ms. Cerda’s spouse to attend certain company events in the amount of $587, and (vi) tax gross up related to commemorative gift for our one year anniversary as a public company in the amount of $517.

(10)	Mr. Iltchev became our Executive Vice President, Corporate Development on July 29, 2013.
(11)

Consists of (i) matching contributions under our 401(k) plan in the amount of $923, (ii) group term life insurance premiums in the amount of $80, and (iii) tax gross up related to commemorative gift for our one year anniversary as a public company in the amount of $485.

(12)	Mr. Beck became our Senior Vice President, Enterprise Sales & Alliances on June 17, 2013.
(13)

Consists of (i) a bonus payment under our 2013 Bonus Plan in the amount of $50,000, which was paid on February 21, 2014, (ii) commission payments under our 2013 Sales Commission Plan in the aggregate amount of $47,852, which were paid during fiscal 2013, and (iii) a commission payment under our 2013 Sales Commission Plan in the amount of $34,396, which was paid on January 24, 2014.

(14)

Consists of (i) matching contributions under our 401(k) plan in the amount of $11,145, (ii) group term life insurance premiums in the amount of $96, (iii) annual membership to designated driver service in the amount of $528, (iv) travel expenses for Mr. Beck’s spouse to attend certain company events in the amount of $195, and (v) tax gross up related to commemorative gift for our one year anniversary as a public company in the amount of $509.

2013 Grants of Plan-Based Awards

The following table sets forth certain information with respect to grants of plan-based awards to our named executive officers during the fiscal year ended December 31, 2013.

	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards					All Other Option Awards: Number of Shares of Stocks or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards (2)
Name		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)		Maximum (#)

Todd Davis		—	$478,950	—	—	—		—		—		—		—	—
	02/22/2013	—	—	—	—	—		—		—		350,000	(3)	$11.05	$1,826,467

Hilary A. Schneider		—	$206,000	—	—	—		—		—		—		—	—
	02/22/2013	—	—	—	—	—		—		—		50,000	(4)	$11.05	$260,924

Chris G. Power		—	$194,271	—	—	—		—		—		—		—	—
	02/22/2013	—	—	—	—	—		—		—		200,000	(3)	$11.05	$1,043,695

Clarissa Cerda		—	$159,650	—	—	—		—		—		—		—	—
	02/22/2013	—	—	—	—	—		—		—		200,000	(3)	$11.05	$1,043,695

Velislav (Villi) Iltchev		—	$62,500	—	—	—		—		—		—		—	—
	07/29/2013	—	—	—	—	—		—		—		300,000	(5)	$11.02	$1,629,966
	08/22/2013	—	—	—	—	—		—		100,000	(6)	—		—	$1,249,000

Donald M. Beck		—	$25,000	—	—	—		—		—		—		—	—
		—	$37,500	—	—	—		—		—		—		—	—
	07/01/2013	—	—	—	—	—		—		—		225,000	(7)	$11.50	$1,279,236
	07/01/2013	—	—	—	—	75,000	(8)	75,000	(8)	—		—		$11.50	$616,274

(1)

Our 2013 Bonus Plan and our 2013 Sales Commission Plan had no individual threshold or maximums. Except for the $37,500 target for Mr. Beck, the amounts represent the applicable target incentive compensation opportunity for our named executive officers under our 2013 Bonus Plan. Messrs. Iltchev’s and Beck’s annual performance-based cash bonus targets of $150,000 and $50,000, respectively, have been pro-rated from their respective hire dates. All such awards have been paid, and the actual amounts paid are set forth in the 2013 Summary Compensation Table above. For a description of our 2013 Bonus Plan and amounts earned thereunder, see “Compensation Discussion and Analysis – Compensation Elements – Annual Cash Incentive Bonuses.” The $37,500 target for Mr. Beck represents the applicable fourth quarter target sales commission opportunity for Mr. Beck under our 2013 Sales Commission Plan. Mr. Beck’s commissions for prior quarters were paid earlier in the year. Mr. Beck’s award has been paid and the actual amount paid is set forth in the 2013 Summary Compensation Table above.

(2)

The amounts in this column reflect the aggregate grant date fair value of stock and option awards granted to our named executive officers during the fiscal year, computed in accordance with FASB ASC Topic 718. The valuation assumptions used in determining such amounts are described in Note 12 to our audited consolidated financial statements included in this Form 10-K/A. The amounts reported in this column reflect our accounting expense for these awards and do not correspond to the actual economic value that may be received by our named executive officers from their stock awards.

(3)	1/48th of the total number of shares underlying this option vest on each monthly anniversary of the date of grant for a period of 48 months.
(4)

25% of the total number of shares underlying this option vested on February 22, 2014. The remaining 75% of the total number of shares underlying this option vest in equal monthly installments for a period of 36 months thereafter.

(5)

25% of the total number of shares underlying this option vest on July 29, 2014. The remaining 75% of the total number of shares underlying this option will vest in equal monthly installments for a period of 36 months thereafter.

(6)	These RSUs vest and are delivered quarterly over a four-year period.
(7)

25% of the total number of shares underlying this option vest on July 1, 2014. The remaining 75% of the total number of shares underlying this option vest in equal monthly installments for a period of 36 months thereafter.

(8)

If we have gross new members from the partner channel, bookings for ID Analytics, Inc., lifetime value of new members from the partner channel, and gross conversion rate for internal and external phone sales for the fiscal year ending December 31, 2014 of at least 95% of the 2014 gross new members from the partner channel, bookings for ID Analytics, Inc., lifetime value of new members from the partner channel, and gross conversion rate for internal and external phone sales targets to be approved by our board of directors, (a) 41.667% of the total number of shares underlying this option vest on March 31, 2015, (b) 2.083% of the total number of shares underlying this option vest on April 1, 2015, and (c) 2.083% of the total number of shares underlying this option vest on each monthly anniversary thereafter for a period of 27 months.

Outstanding Equity Awards as of December 31, 2013

The following table provides information regarding outstanding equity awards held by our named executive officers as of December 31, 2013.

		Option Awards							Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (1)				Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (1)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (1)		Market Value of Shares or Units of Stock that Have Not Vested (2)
		Exercisable		Unexercisable

Todd Davis	12/5/2007	1,000	(3)	—		—	$4.50	12/5/2017	—		—
	8/7/2009	636,000	(4)	—		—	$2.71	8/7/2019	—		—
	8/7/2009	14,000	(4)	—		—	$2.71	8/7/2019	—		—
	3/29/2012	20,001	(5)	179,999	(5)	—	$5.20	3/29/2022	—		—
	2/22/2013	72,916	(6)	277,084	(6)	—	$11.05	2/22/2023	—		—

Hilary Schneider	10/2/2012	125,000	(7)	275,000	(7)	—	$9.00	10/2/2022	—		—
	10/2/2012	—		150,000	(8)	—	$9.00	10/2/2022	—		—
	10/2/2012	—		—		—	—	—	171,864	(9)	$2,820,288
	2/22/2013	—		50,000	(10)	—	$11.05	2/22/2023	—		—

Chris G. Power	2/10/2011	240,209	(11)	94,791	(11)	—	$3.79	2/10/2021	—		—
	2/10/2011	21,000	(12)	—		—	$3.79	2/10/2021	—		—
	3/29/2012	28,539	(13)	131,461	(13)	—	$5.20	3/29/2022	—		—
	2/22/2013	41,666	(6)	158,334	(6)	—	$11.05	2/22/2023	—		—

Clarissa Cerda	5/15/2009	306,000	(14)	—		—		$3.00	5/15/2019	—		—
	3/29/2012	33,790	(15)	91,210	(15)	—		$5.20	3/29/2022	—		—
	2/22/2013	41,666	(6)	158,334	(6)	—		$11.05	2/22/2023	—		—

Velislav (Villi) Iltchev	7/29/2013	—		300,000	(16)	—		$11.02	7/29/2023	—		—
	8/22/2013	—		—		—		—	—	93,750	(17)	$1,538,438

Donald M. Beck	7/1/2013	—		225,000	(18)	—		$11.50	7/1/2023	—		—
	7/1/2013	—		—		75,000	(19)	$11.50	7/1/2023	—		—

(1)

All of the options and stock awards granted to our named executive officers are granted under and subject to the terms of our 2006 Plan or 2012 Plan, as further described below under “Employee Benefit and Stock Plans.”

(2)

The market value of unvested shares is calculated by multiplying the number of unvested shares held by the applicable named executive officer by the closing market price of our common stock on the New York Stock Exchange on December 31, 2013, which was $16.41 per share.

(3)

25% of the total number of shares underlying this option vested on December 5, 2008. The remaining shares underlying this option vested at a rate of 1/48th of the total number of shares underlying this option on the last day of each month thereafter for a period of 36 months.

(4)

25% of the total number of shares underlying this option vested on August 7, 2010. The remaining shares underlying this option vested at a rate of 1/48th of the total number of shares underlying this option on the seventh day of each month thereafter for a period of 36 months.

(5)	1/30th of the total number of shares underlying this option vest on the twenty-ninth day of each month, beginning on October 29, 2013, for a period of 30 months.
(6)	1/48th of the total number of shares underlying this option vest on each monthly anniversary of the date of grant for a period of 48 months.
(7)

25% of the total number of shares underlying this option vested on September 14, 2013. The remaining shares underlying this option vest at a rate of 1/48th of the total number of shares underlying this option on the fourteenth day of each month thereafter for a period of 36 months.

(8)

If we have revenue, EBITDA, and net new members for the fiscal year ending December 31, 2013 of at least 95% of the 2013 revenue, EBITDA, and net new member targets approved by our board of directors, then 39.583% of the total number of shares underlying this option vest on March 31, 2014. The remaining shares underlying this option vest at a rate of 1/48th of the total number of shares underlying this option on the fourteenth day of each month thereafter for a period of 30 months.

(9)	25% of the RSUs vested on September 14, 2013. The remaining RSUs vest in equal monthly installments over three years thereafter.
(10)

25% of the total number of shares underlying this option vest on February 22, 2014. The remaining 75% of the total number of shares underlying this option vest in equal monthly installments for a period of 36 months thereafter.

(11)

25% of the total number of shares underlying this option vested on January 10, 2012. The remaining shares underlying this option vest at a rate of 1/48th of the total number of shares underlying this option on the tenth day of each month thereafter for a period of 36 months.

(12)	100% of the total number of shares underlying this option vested upon the closing of our initial public offering.
(13)

1,359 shares vest on the twenty-ninth day of each month, beginning on April 29, 2012, for a period of 35 months; 8,649 shares vest on the twenty-ninth day of each month, beginning on March 29, 2015, for a period of 12 months; and 8,647 shares vest on March 29, 2016.

(14)

25% of the total number of shares underlying this option vested on January 12, 2010. The remaining shares underlying this option vested at a rate of 1/48th of the total number of shares underlying this option on the 12th day of each month thereafter for a period of 36 months.

(15)

3,379 shares vest on the 29th day of each month, beginning on March 29, 2013, for a period of 14 months; and 3,378 shares vest on the 29th day of each month, beginning on May 29, 2014, for a period of 23 months.

(16)

25% of the total number of shares underlying this option vest on July 29, 2014. The remaining 75% of the total number of shares underlying this option vest in equal monthly installments for a period of 36 months thereafter.

(17)	The RSUs vest quarterly over a four-year period.
(18)

25% of the total number of shares underlying this option vest on July 1, 2014. The remaining 75% of the total number of shares underlying this option vest in equal monthly installments for a period of 36 months thereafter.

(19)

If the we have gross new members from the partner channel, bookings for ID Analytics, Inc., lifetime value of new members from the partner channel, and gross conversion rate for internal and external phone sales for the fiscal year ending December 31, 2014 of at least 95% of the 2014 gross new members from the partner channel, bookings for ID Analytics, Inc., lifetime value of new members from the partner channel, and gross conversion rate for internal and external phone sales targets to be approved by the our board of directors, (a) 41.667% of the total number of shares underlying this option vest on March 31, 2015, (b) 2.083% of the total number of shares underlying this option vest on April 1, 2015, and (c) 2.083% of the total number of shares underlying this option vest on each monthly anniversary thereafter for a period of 27 months.

Option Exercises and Stock Vested in Fiscal 2013

The following table describes, for the named executive officers, the number of shares acquired on the exercise of options and vesting of stock awards and the value realized on exercise of options and vesting of stock awards during the fiscal year ended December 31, 2013.

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise (1)	Number of Shares Acquired on Vesting	Value Realized on Vesting (2)
Todd Davis	114,000	$1,205,400	—	—
Hilary A. Schneider	—	—	78,136	$1,131,560
Chris G. Power	94,000	$972,803	—	—
Clarissa Cerda	134,000	$1,450,954	—	—
Velislav (Villi) Iltchev	—	—	6,250	$108,625
Donald M. Beck	—	—	—	—

(1)	For option awards, the value realized is computed as the difference between the market price on the date of exercise and the exercise price, multiplied by the number of options exercised.
(2)	For stock awards, the value realized is computed as the market price on the later of the date the restrictions lapse or the delivery date multiplied by the number of shares vested.

Employment and Other Agreements

Todd Davis

We entered into an amended and restated employment agreement with Todd Davis, our Chairman and Chief Executive Officer, on September 14, 2012. The employment agreement has no specific term and constitutes at-will employment, and provides for an annual base salary, which our compensation committee increased to $500,000 effective February 2, 2014. Under the terms of the employment agreement, Mr. Davis is eligible to earn bonus compensation under our bonus plan and is entitled to participate in and receive all benefits under our welfare benefit plans, practices, policies, and programs. The employment agreement provides that, in the event Mr. Davis’ employment is terminated by us without “cause” or Mr. Davis terminates his employment due to a “constructive termination” (as each are defined in the employment agreement and described generally below), he is entitled to receive continued payment of his base salary for the 18-month period following the date of such termination plus an amount equal to the COBRA premiums necessary to permit Mr. Davis to continue group insurance coverage under our plans for the 18-month period following the date of such termination. Mr. Davis must execute a general release of all claims against us in order to receive any severance benefits.

In addition, we have from time to time granted Mr. Davis stock options under our incentive compensation plans. The stock option agreements relating to these grants, as amended by the employment agreement, provide for 100% acceleration of the then-unvested shares subject to these options in the event that we terminate Mr. Davis’ employment without “cause” or Mr. Davis terminates his employment due to a “constructive termination” (as each are defined in the option agreements and described generally below) during the period beginning two months prior to and ending 12 months following a “change in control” (as defined in our incentive compensation plans and described generally below). In addition, the employment agreement provides that any future stock options or other equity awards granted to Mr. Davis will contain similar vesting acceleration provisions.

Hilary Schneider

We entered into an employment agreement with Hilary Schneider, our President, on September 14, 2012. The employment agreement has no specific term and constitutes at-will employment, and provides for an annual base salary, which our compensation committee increased to $425,000 effective February 2, 2014. Under the terms of the employment agreement, Ms. Schneider is eligible to earn bonus compensation under our bonus plan and is entitled to participate in and receive all benefits under our welfare benefit plans, practices, policies, and programs. The employment agreement also provides for the reimbursement of certain travel and temporary living expenses for Ms. Schneider through September 14, 2015. The employment agreement provides that, in the event Ms. Schneider’s employment is terminated by us without “cause” or Ms. Schneider terminates her employment due to a “constructive termination” (as each are defined in the employment agreement and described generally below), she is entitled to receive continued payment of her base salary for the 12-month period following the date of such termination plus an amount equal to the COBRA premiums necessary to permit Ms. Schneider to continue group insurance coverage under our plans for the 12-month period following the date of such termination. Ms. Schneider must execute a general release of all claims against us in order to receive any severance benefits.

In addition, we have from time to time granted Ms. Schneider stock options and RSUs under our incentive compensation plans. The stock option and RSU agreements relating to these grants provide for 100% acceleration of the then-unvested shares subject to these options or RSUs in the event that we terminate Ms. Schneider’s employment without “cause” or Ms. Schneider terminates her employment due to a “constructive termination” (as each are defined in the option and RSU agreements and described generally below)

during the period beginning two months prior to and ending 12 months following a “change in control” (as defined in our incentive compensation plans and described generally below). In addition, the employment agreement provides that any future stock options or other equity awards granted to Ms. Schneider will contain similar vesting acceleration provisions.

Chris G. Power

We entered into an amended and restated employment agreement with Chris G. Power, our Chief Financial Officer, on September 14, 2012, which was subsequently amended on February 15, 2013. The employment agreement has no specific term and constitutes at-will employment, and provides for an annual base salary, which our compensation committee increased to $350,000 effective February 2, 2014. Under the terms of the employment agreement, Mr. Power is eligible to earn bonus compensation under our bonus plan and is entitled to participate in and receive all benefits under our welfare benefit plans, practices, policies, and programs. The employment agreement also provided for the reimbursement of certain travel and temporary living expenses for Mr. Power through the end of 2013, and provided for a 2.5% increase to Mr. Power’s base salary upon Mr. Power’s permanent relocation to Phoenix, Arizona during 2013. Mr. Power did not permanently relocate to Phoenix, Arizona during 2013. As a result, our compensation commitee has approved the reimbursement of certain going-forward travel and temporary living expenses for Mr. Power. The employment agreement provides that, in the event Mr. Power’s employment is terminated by us without “cause” or Mr. Power terminates his employment due to a “constructive termination” (as each are defined in the employment agreement and described generally below), he is entitled to receive continued payment of his base salary for the 12-month period following the date of such termination plus an amount equal to the COBRA premiums necessary to permit Mr. Power to continue group insurance coverage under our plans for the 12-month period following the date of such termination. Mr. Power must execute a general release of all claims against us in order to receive any severance benefits.

In addition, we have from time to time granted Mr. Power stock options under our incentive compensation plans. Except for the February 2011 stock option agreement referenced below, the stock option agreements relating to these grants, as amended by the employment agreement, provide for 100% acceleration of the then-unvested shares subject to these options in the event that we terminate Mr. Power’s employment without “cause” or Mr. Power terminates his employment due to a “constructive termination” (as each are defined in the option agreements and described generally below) during the period beginning two months prior to and ending 12 months following a “change in control” (as defined in our incentive compensation plans and described generally below). In February 2011, we also entered into a stock option agreement with Mr. Power, relating to the grant of an option to purchase 100,000 shares of our common stock, which became fully vested upon the closing of our IPO. In addition, the employment agreement provides that any future stock options or other equity awards granted to Mr. Power will contain similar vesting acceleration provisions.

Clarissa Cerda

We entered into an amended and restated employment agreement with Clarissa Cerda, our Executive Vice President, Chief Legal Officer, and Secretary, on September 14, 2012. The employment agreement has no specific term and constitutes at-will employment, and provides for an annual base salary, which our compensation committee increased to $335,000 effective February 2, 2014. Under the terms of the employment agreement, Ms. Cerda is eligible to earn bonus compensation under our bonus plan and is entitled to participate in and receive all benefits under our welfare benefit plans, practices, policies, and programs. The employment agreement provides that, in the event Ms. Cerda’s employment is terminated by us without “cause” or Ms. Cerda terminates her employment due to a “constructive termination” (as each are defined in the employment agreement and described generally below), she is entitled to receive continued payment of her base salary for the 12-month period following the date of such termination plus an amount equal to the COBRA premiums necessary to permit Ms. Cerda to continue group insurance coverage under our plans for the 12-month period following the date of such termination. Ms. Cerda must execute a general release of all claims against us in order to receive any severance benefits.

In addition, we have from time to time granted Ms. Cerda stock options under our incentive compensation plans. The stock option agreements relating to these grants, as amended by the employment agreement, provide for 100% acceleration of the then-unvested shares subject to these options in the event that we terminate Ms. Cerda’s employment without “cause” or Ms. Cerda terminates her employment due to a “constructive termination” (as each are defined in the option agreements and described generally below) during the period beginning two months prior to and ending 12 months following a “change in control” (as defined in our incentive compensation plans and described generally below). In addition, the employment agreement provides that any future stock options or other equity awards granted to Ms. Cerda will contain similar vesting acceleration provisions.

Velislav (Villi) Iltchev

We entered into an employment agreement with Velislav (Villi) Iltchev, our Executive Vice President, Corporate Development, on July 29, 2013. The employment agreement has no specific term and constitutes at-will employment, and provides for an annual base salary, which our compensation committee increased to $323,500 effective February 2, 2014. Under the terms of the employment agreement, Mr. Iltchev is eligible to earn bonus compensation under our bonus plan and is entitled to participate in and receive all benefits under our welfare benefit plans, practices, policies, and programs. The employment agreement provides that, in the event Mr. Iltchev’s employment is terminated by us without “cause” or Mr. Iltchev terminates his employment due to a “constructive termination” (as each are defined in the employment agreement and described generally below), he is entitled to receive continued

payment of his base salary for the 12-month period following the date of such termination plus an amount equal to the COBRA premiums necessary to permit Mr. Iltchev to continue group insurance coverage under our plans for the 12-month period following the date of such termination. Mr. Iltchev must execute a general release of all claims against us in order to receive any severance benefits.

In addition, we have from time to time granted Mr. Iltchev stock options and RSUs under our incentive compensation plans. The stock option and RSU agreements relating to these grants provide for 100% acceleration of the then-unvested shares subject to these options or RSUs in the event that we terminate Mr. Iltchev’s employment without “cause” or Mr. Iltchev terminates his employment due to a “constructive termination” (as each are defined in the option and RSU agreements and described generally below) during the period beginning two months prior to and ending 12 months following a “change in control” (as defined in our incentive compensation plans and described generally below).

Donald M. Beck

On June 10, 2013, we extended an employment offer letter to Mr. Beck in connection with his appointment as our Senior Vice President, Enterprise Sales & Alliances. The employment offer letter has no specific term and constitutes at-will employment, and provides for an annual base salary, which was increased to $309,000 effective February 2, 2014. Under the terms of the employment offer letter, Mr. Beck is eligible to earn bonus compensation under our bonus plan, is eligible to earn commissions under our sales commission plan and pursuant to his individual commission plan agreements, and is entitled to participate in and receive all benefits under our welfare benefit plans, practices, policies, and programs. Mr. Beck’s severance agreement provides that, in the event Mr. Beck’s employment is terminated by us without “cause” (as defined in the severance agreement and described generally below), he is entitled to receive continued payment of his base salary for the 6-month period following the date of such termination. Mr. Beck must execute a general release of all claims against us in order to receive any severance benefits.

In addition, we have from time to time granted Mr. Beck stock options under our incentive compensation plans. The stock option agreements relating to these grants, provide for 100% acceleration of the then-unvested shares subject to these options in the event that we terminate Mr. Beck’s employment without “cause” or Mr. Beck terminates his employment due to a “constructive termination” (as each are defined in the option agreements and described generally below) during the period beginning on the date of such “change in control” and ending 12 months following such “change in control” (as defined in our incentive compensation plans and described generally below).

Under the terms of each named executive officer’s stock option or RSU agreements, the named executive officer’s unvested options or RSUs terminate and become null and void or are forfeited upon the named executive officer’s termination of employment. The named executive officer’s vested options generally terminate and become null and void three months after termination of employment. However, if the named executive officer is terminated for “cause” (as defined in the option agreements and described generally below), the vested options terminate immediately upon termination of employment. If the named executive officer’s termination of employment is due to death or disability, the vested options generally terminate 12 months after termination of employment.

For purposes of the employment and other agreements described above, (i) “cause” generally means (A) an act or acts of dishonesty, fraud, or embezzlement by the named executive officer; (B) violation by the named executive officer of his or her obligations under his or her employment agreement or our company’s proprietary rights agreement, if not timely cured; (C) the willful or deliberate refusal to follow the requests or instructions of our board of directors or, as applicable, our chief executive officer, if not timely cured; or (D) the conviction of any criminal act that is a felony or crime involving dishonesty causing material harm to the standing and reputation of our company; (ii) “change in control” generally means (A) a sale of all or substantially all of the assets of our company; (B) a merger, reorganization, or other transaction in which 50% of the outstanding voting power of our company is transferred (other than a merger effected to change our company’s domicile, an equity financing in which our company is the surviving corporation, or a transaction in which our stockholders immediately prior to the transaction own 50% or more of the voting stock of the surviving corporation following the transaction); or (C) an exclusive, irrevocable licensing of all of our intellectual property to a third party (other than a wholly owned subsidiary of our company); and (iii) “constructive termination” generally means (A) our material breach of the named executive officer’s employment agreement; (B) a material diminution in the named executive officer’s title, duties, or responsibilities by our board of directors or, as applicable, our chief executive officer, to a level below the named executive officer’s titles, duties, or responsibilities in effect immediately prior to such change (provided that if following an acquisition of our company and conversion of our company into a subsidiary, division, or unit of the acquirer, whether or not such subsidiary, division, or unit is itself publicly traded, the named executive officer is in the same position of the subsidiary, division, or unit of the acquirer, then the consummation of such acquisition and conversion will not by itself be deemed a material diminution in the named executive officer’s title, duties, or responsibilities); and (C) a relocation of the named executive officer’s principal worksite to a location more than 50 miles from his or her current work location.

Potential Payments Upon Termination or Change in Control

The following tables set forth certain information regarding potential payments and other benefits that would be payable to our named executive officers upon termination of employment or a change in control of our company. The table below assumes that the termination or change in control event took place on December 31, 2013.

Todd Davis

Executive Benefits	Termination Without Cause or Upon Constructive Termination (Not in Connection with a Qualifying Change of Control)	Termination Without Cause or Upon Constructive Termination Following a Qualifying Change of Control
Cash-based Severance	$718,425	$718,425
Health and Welfare Benefits	$23,758	$23,758
Equity Treatment	—	$3,502,959	(1)

(1)

The amounts shown represent the market value of unvested stock options that would become fully vested upon termination without “cause” or upon “constructive termination” following a qualifying “change in control.”

Hilary A. Schneider

Executive Benefits	Termination Without Cause or Upon Constructive Termination (Not in Connection with a Qualifying Change of Control)	Termination Without Cause or Upon Constructive Termination Following a Qualifying Change of Control
Cash-based Severance	$412,000	$412,000
Health and Welfare Benefits	$15,839	$15,839
Equity Treatment	—	$6,237,538	(1)

(1)

The amounts shown represent the market value of unvested stock options and RSUs that would become fully vested upon termination without “cause” or upon “constructive termination” following a qualifying “change in control.”

Chris G. Power

Executive Benefits	Termination Without Cause or Upon Constructive Termination (Not in Connection with a Qualifying Change of Control)	Termination Without Cause or Upon Constructive Termination Following a Qualifying Change of Control
Cash-based Severance	$323,785	$323,785
Health and Welfare Benefits	$15,839	$15,839
Equity Treatment	—	$3,518,610	(1)

(1)

The amounts shown represent the market value of unvested stock options that would become fully vested upon termination without “cause” or upon “constructive termination” following a qualifying “change in control.”

Clarissa Cerda

Executive Benefits	Termination Without Cause or Upon Constructive Termination (Not in Connection with a Qualifying Change of Control)	Termination Without Cause or Upon Constructive Termination Following a Qualifying Change of Control
Cash-based Severance	$319,300	$319,300
Health and Welfare Benefits	$11,994	$11,994
Equity Treatment	—	$1,871,134	(1)

(1)

The amounts shown represent the market value of unvested stock options that would become fully vested upon termination without “cause” or upon “constructive termination” following a qualifying “change in control.”

Velislav (Villi) Iltchev

Executive Benefits	Termination Without Cause or Upon Constructive Termination (Not in Connection with a Qualifying Change of Control)	Termination Without Cause or Upon Constructive Termination Following a Qualifying Change of Control
Cash-based Severance	$300,000	$300,000
Health and Welfare Benefits	$16,580	$16,580
Equity Treatment	—	$3,155,438	(1)

(1)

The amounts shown represent the market value of unvested stock options and RSUs that would become fully vested upon termination without “cause” or upon “constructive termination” following a qualifying “change in control.

Donald M. Beck

Executive Benefits	Termination Without Cause or Upon Constructive Termination (Not in Connection with a Qualifying Change of Control)	Termination Without Cause or Upon Constructive Termination Following a Qualifying Change of Control
Cash-based Severance	$150,000	$150,000
Health and Welfare Benefits	—	—
Equity Treatment	—	$1,473,000	(1)

(1)

The amounts shown represent the market value of unvested stock options that would become fully vested upon termination without “cause” or upon “constructive termination” following a qualifying “change in control.”

Employee Benefit and Stock Plans

2012 Incentive Compensation Plan

The 2012 Plan was approved by our board of directors on September 17, 2012 and by our stockholders on September 17, 2012, and became effective in connection with our IPO. Since the effective date of the 2012 Plan, no further awards have been granted under the 2006 Plan described below. The purpose of the 2012 Plan is to assist us and our “related entities” in attracting, motivating, retaining, and rewarding high-quality executives and other employees, officers, directors, consultants, and other persons who provide services to us or our related entities, by enabling such persons to acquire or increase a proprietary interest in our company in order to strengthen the mutuality of interests between such persons and our stockholders, and providing such persons with performance incentives to expend their maximum efforts in the creation of stockholder value. As of December 31, 2013, there were outstanding issued but unexercised options under the 2012 Plan to acquire 5,811,536 shares of our common stock at a weighted average exercise price of $10.94 per share. There were also 578,243 undelivered RSUs issued and outstanding under the 2012 Plan as of December 31, 2013. As of December 31, 2013, 7,979,073 shares remained available for future grant under the 2012 Plan. The material features of the 2012 Plan are outlined below.

Administration. The 2012 Plan is administered by our compensation committee or such other committee as may be designated by our board of directors, provided that except as otherwise expressly provided in the 2012 Plan, our board of directors may exercise any power or authority granted to the committee under the 2012 Plan. The committee administering the 2012 Plan is referred to as the “committee.” Subject to the terms of the 2012 Plan, the committee is authorized to select eligible persons to receive awards; determine the type, number, and other terms and conditions of, and all other matters relating to, awards; prescribe award agreements and the rules and regulations for the administration of the 2012 Plan; construe and interpret the 2012 Plan and award agreements; correct defects, supply omissions, or reconcile inconsistencies in the 2012 Plan and award agreements; and make all other decisions and determinations as the committee may deem necessary or advisable for the administration of the 2012 Plan.

Eligibility. The persons eligible to receive awards under the 2012 Plan are the officers, directors, employees, consultants, and other persons who provide services to our company or any related entity. An employee on leave of absence may be considered as still in the employ of our company or a related entity for purposes of eligibility for participation in the 2012 Plan.

Types of Awards. The 2012 Plan provides for the issuance of stock options, stock appreciation rights, or SARs, restricted stock, RSUs, dividend equivalents, stock granted as a bonus or in lieu of another award, other stock-based awards, and performance awards. Performance awards may be based on the achievement of certain business or personal criteria or other goals, as determined by the committee.

Shares Available for Awards; Annual Per-Person Limitations. The total number of shares of common stock that may be subject to the granting of awards under the 2012 Plan at any time during the term of the 2012 Plan is equal to the sum of (i) 4,200,000, plus (ii) any shares that remained available for delivery under the 2006 Plan on the effective date of the 2012 Plan, plus (iii) any shares subject to stock options or similar awards granted under the 2006 Plan that, after the effective date of the 2012 Plan, expire or otherwise terminate without having been exercised in full and shares issued pursuant to awards granted under the 2006 Plan that, after the effective date of the 2012 Plan, are forfeited to or repurchased by us, plus (iv) an automatic increase on the first day of each of our fiscal years beginning in 2013 and ending in 2022 equal to the lesser of (A) 8,000,000 shares, (B) 4.5% of all shares of our common stock outstanding on the last day of the immediately preceding fiscal year, or (C) a lesser amount determined by our board. In addition, the maximum number of shares of common stock that may be issued under the 2012 Plan as a result of incentive stock options is 1,000,000 shares.

The foregoing limit shall be increased by the number of shares with respect to which awards previously granted under the 2012 Plan are forfeited, expire, or otherwise terminate without issuance of shares, or that could have been settled with shares but are settled for cash or otherwise do not result in the issuance of shares, and the number of shares that are tendered (either actually or by attestation) or withheld upon exercise of an award to pay the exercise price or any tax withholding requirements. Awards issued in substitution for awards previously granted by a company acquired by our company or a related entity, or with which our company or any related entity combines, do not reduce the limit on grants of awards under the 2012 Plan.

Grant Limits. The 2012 Plan imposes individual limitations on the amount of certain awards. Under these limitations, during any fiscal year of our company during any part of which the 2012 Plan is in effect, the number of shares underlying options or SARs granted to any one participant under the 2012 Plan may not exceed 1,600,000, and the number of shares relating to restricted stock, RSUs, performance shares, and/or other stock-based awards granted to any one participant under the 2012 Plan may not exceed 1,000,000, subject to adjustment in certain circumstances. The maximum amount that may be paid out as performance units to any one participant under the 2012 Plan in any 12-month period is $2,500,000 multiplied by the number of full years in the performance period.

Stock Options and Stock Appreciation Rights. Our committee is authorized to grant stock options, including incentive stock options, and SARs entitling the participant to receive the amount by which the fair market value of a share of our common stock on the date of exercise exceeds the grant price of the SAR. The exercise price per share subject to an option and the grant price of a SAR are determined by our committee, but must not be less than the fair market value of a share of our common stock on the date of grant. The maximum term of each option or SAR, the times at which each option or SAR will be exercisable, and provisions requiring forfeiture of unexercised options or SARs at or following termination of employment generally are fixed by our committee, except that no stock option or SAR may have a term exceeding ten years. Methods of exercise and settlement and other terms of the SARs are determined by our committee. Our committee, thus, may permit the exercise price of options awarded under the 2012 Plan to be paid in cash, shares (including without limitation the withholding of shares otherwise deliverable pursuant to the award), other awards, or other property (including loans to participants to make payment on a deferred basis provided that such deferred payments are not in violation of the Sarbanes-Oxley Act of 2002, as amended, or any rule or regulation adopted thereunder or any other applicable law).

Restricted Stock and Restricted Stock Units. Our committee is authorized to grant restricted stock and RSUs. Restricted stock is a grant of shares of our common stock which may be forfeited in the event of certain terminations of employment, prior to the end of a restricted period specified by our committee. A participant granted restricted stock generally has all of the rights of a stockholder of our company, unless otherwise determined by our committee. An award of RSUs confers upon a participant the right to receive shares of our common stock or cash equal to the fair market value of the number of shares to which the RSUs relate at the end of a specified deferral period, subject to possible forfeiture of the award in the event of certain terminations of employment prior to the end of a specified restricted period. Prior to settlement, an award of RSUs carries no voting or dividend rights or other rights associated with share ownership, although dividend equivalents may be granted, as discussed below.

Dividend Equivalents. Our committee is authorized to grant dividend equivalents conferring on participants the right to receive, currently or on a deferred basis, cash, shares of our common stock, other awards, or other property equal in value to dividends paid on a specific number of shares of our common stock or other periodic payments. Dividend equivalents may be granted alone or in connection with another award, may be paid currently or on a deferred basis and, if deferred, may be deemed to have been reinvested in additional shares of our common stock, awards, or otherwise as specified by our committee.

Bonus Stock and Awards in Lieu of Cash Obligations. Our committee is authorized to grant shares of our common stock as a bonus free of restrictions, or to grant shares of our common stock or other awards in lieu of our obligations to pay cash or deliver other property under the 2012 Plan or other plans or compensatory arrangements, subject to such terms as our committee may specify.

Other Stock-Based Awards. Our committee is authorized to grant awards that are denominated or payable in, valued by reference to, or otherwise based on or related to shares of our common stock. Our committee determines the terms and conditions of such awards.

Performance Awards. Our committee is authorized to grant performance awards to participants on terms and conditions established by our committee. The performance criteria to be achieved during any performance period and the length of the performance period are determined by our committee upon the grant of the performance award. Performance awards may be valued by reference to a designated number of shares (in which case they are referred to as performance shares) or by reference to a designated amount of property including cash (in which case they are referred to as performance units). Performance awards may be settled by delivery of cash, shares, or other awards under the 2012 Plan, or any combination thereof, as determined by our committee. Performance awards granted to persons whom our committee expects will, for the year in which a deduction arises, be “covered employees” (as defined below) will, if and to the extent intended by our committee, be subject to provisions that should qualify such awards as “performance-based compensation” not subject to the limitation on tax deductibility by our company under Section 162(m) of the Internal Revenue Code. For purposes of Section 162(m), the term “covered employee” means our chief executive officer and each other person whose compensation is required to be disclosed in our filings with the SEC by reason of that person being among our three highest compensated officers as of the end of a taxable year. If and to the extent required under Section 162(m) of the Internal Revenue Code, any power or authority relating to a performance award intended to qualify under Section 162(m) of the Internal Revenue Code is to be exercised by our committee and not our board of directors. We believe that awards under the 2012 Plan should not be subject to the Section 162(m) deduction limitations until the end of a transition period that will end on the earlier of the date on which the 2012 Plan is materially modified (as defined in applicable regulations under Section 162(m) of the Internal Revenue Code) and our 2016 annual meeting of our stockholders. The 2012 Plan provides that no person will be considered a “covered employee” during the abovementioned transition period.

If and to the extent that our committee determines that the provisions of the 2012 Plan relating to covered employees are to be applicable to any award, one or more of the following business criteria for our company, on a consolidated basis, and/or for any of our related entities, or for business or geographical units of our company and/or any of our related entities (except with respect to the total stockholder return and earnings per share criteria), shall be used by our committee in establishing performance goals for awards under the 2012 Plan: (1) earnings per share; (2) revenues or margins; (3) cash flow; (4) operating margin; (5) return on net assets, investment, capital, or equity; (6) economic value added; (7) direct contribution; (8) net income; pretax earnings; earnings before interest and taxes; earnings before interest, taxes, depreciation and amortization; earnings after interest expense and before extraordinary or special items; operating income; income before interest income or expense, unusual items and income taxes, local, state or federal and excluding budgeted and actual bonuses which might be paid under any ongoing bonus plans of our company; (9) working capital; (10) management of fixed costs or variable costs; (11) identification or consummation of investment opportunities or completion of specified projects in accordance with corporate business plans, including strategic mergers, acquisitions or divestitures; (12) total stockholder return; (13) debt reduction; (14) market share; (15) entry into new markets, either geographically or by business unit; (16) net new members of the Company; (17) member retention and satisfaction; (18) strategic plan development and implementation, including turnaround plans; and/or (19) the fair market value of a share of our common stock. Any of the above goals may be determined on a relative or absolute basis or as compared to the performance of a published or special index that the committee determines applicable.

Our committee may, in its discretion, determine that the amount payable as a performance award will be reduced from the amount of any potential award.

Other Terms of Awards. Awards may be settled in the form of cash, shares of our common stock, other awards, or other property, in the discretion of our committee. Our committee may require or permit participants to defer the settlement of all or part of an award in accordance with such terms and conditions as our committee may establish. Our committee is authorized to place cash, shares of our common stock, or other property in trusts or make other arrangements to provide for payment of our company’s obligations under the 2012 Plan. Our committee may condition any payment relating to an award on the withholding of taxes and may provide that a portion of any shares of our common stock or other property to be distributed will be withheld (or previously acquired shares of our common stock or other property be surrendered by the participant) to satisfy withholding and other tax obligations. Awards granted under the 2012 Plan generally may not be pledged or otherwise encumbered and are not transferable except by will or by the laws of descent and distribution, or to a designated beneficiary upon the participant’s death, or to a “family member” (as defined in Rule 701(c)(3) under the Securities Act of 1933, as amended, or the Securities Act) through gifts or domestic relations orders if permitted by our committee.

Awards under the 2012 Plan are generally granted without a requirement that the participant pay consideration in the form of cash or property for the grant (as distinguished from the exercise), except to the extent required by law. Our committee may, however, grant awards in exchange for other awards under the 2012 Plan, awards under other plans, or other rights to payment from us, and may grant awards in addition to and in tandem with such other awards, rights or other awards.

Acceleration of Vesting; Change in Control. Our committee may, in its discretion, accelerate the exercisability, the lapsing of restrictions, or the expiration of deferral or vesting periods of any award, if so provided in the award agreement in the case of a “change in control” of our company, as defined in the 2012 Plan.

Upon any merger, consolidation, or other reorganization in which we do not survive, or in the event of any “change in control,” outstanding awards will be dealt with in accordance with the agreement effectuating the transaction or, to the extent not so determined under such agreement, the committee may provide for any of the following actions with respect to outstanding awards: (i) our continuation of such awards (if we are the surviving entity in the transaction); (ii) the assumption or substitution of such awards by the surviving entity or its parent or subsidiary; (iii) full exercisability or vesting and accelerated expiration of such awards; or (iv) settlement of the value of such awards in cash, cash equivalents, or other property followed by cancellation of such awards.

Amendment and Termination. Our board of directors may amend, alter, suspend, discontinue, or terminate the 2012 Plan or our committee’s authority to grant awards without further stockholder approval, except stockholder approval must be obtained for any amendment or alteration if such approval is required by law or regulation or under the rules of any stock exchange or quotation system on which shares of common stock are then listed or quoted and our board of directors may otherwise, in its discretion, determine to submit other such changes to the 2012 Plan to stockholders for approval; provided, that, without the consent of an affected participant, no such board action may materially and adversely affect the rights of such participant under any previously granted and outstanding award. Thus, stockholder approval may not necessarily be required for every amendment to the 2012 Plan which might increase the cost of the 2012 Plan or alter the eligibility of persons to receive awards.

The 2012 Plan will terminate at the earliest of (a) such time as no shares of our common stock remain available for issuance under the 2012 Plan, (b) termination of the 2012 Plan by our board of directors, or (c) the tenth anniversary of the effective date of the 2012 Plan. Awards outstanding upon expiration of the 2012 Plan shall remain in effect until they have been exercised or terminated, or have expired.

Amended and Restated 2006 Incentive Compensation Plan

Our 2006 Incentive Compensation Plan was adopted by our board of directors in November 2006 and approved by our stockholders in April 2007. Our board of directors adopted, and our stockholders approved, the Amended and Restated 2006 Incentive Compensation Plan in March 2010. We refer to this plan throughout this Form 10-K/A as the “2006 Plan.” The 2006 Plan was designed to attract, motivate, retain, and reward our executives, employees, officers, directors, consultants, and other persons who provide services to us or our subsidiaries by providing such persons with incentives to expend their maximum efforts in the creation of stockholder value. The terms of the 2006 Plan provided for the grant of stock options, stock appreciation rights, restricted stock awards, deferred stock awards, stock granted as a bonus or in lieu of another award under the 2006 Plan, dividend equivalents, performance awards, and other stock-based awards. As of December 31, 2013, there were outstanding issued but unexercised options under the 2006 Plan to acquire 5,572,715 shares of our common stock at a weighted average exercise price of $4.05 per share. Since the effective date of the 2012 Plan described above, no further awards have been granted under the 2006 Plan.

Lemon 2008 Equity Incentive Plan

In December 2013, in connection with our acquisition of Lemon, we assumed the Lemon 2008 Equity Incentive Plan with respect to the unvested stock options of Lemon that were outstanding immediately prior to the effective time of the merger and held by continuing employees of Lemon. We refer to this plan throughout this Form 10-K/A as the “Lemon Plan.” The Lemon Plan was designed to attract, retain, and motivate Lemon’s employees, officers, directors, and consultants whose contributions were important to the success of Lemon by offering such persons an opportunity to participate in Lemon’s future performance. The terms of the Lemon Plan provided for the grant of stock options and restricted stock. The assumed stock options of Lemon are exercisable for shares of our common stock based on a formula set forth in the merger agreement. As of December 31, 2013, there were outstanding issued but unexercised options under the Lemon Plan to acquire 104,516 shares of our common stock at a weighted average exercise price of $2.06 per share. Since the closing of the acquisition of Lemon, no further awards have been granted under the Lemon Plan.

2012 Employee Stock Purchase Plan

The 2012 Employee Stock Purchase Plan, or the 2012 ESPP, was approved by our board of directors on September 17, 2012 and our stockholders on September 17, 2012, and became effective in connection with our IPO. The purpose of the 2012 ESPP is to provide an incentive for our employees (and employees of our subsidiaries designated by our board) to purchase our common stock and acquire a proprietary interest in our company.

Administration. Our compensation committee administers the 2012 ESPP. The 2012 ESPP vests the committee with the authority to interpret the 2012 ESPP, to prescribe, amend, and rescind rules and regulations relating to the 2012 ESPP, and to make all other determinations necessary or advisable for the administration of the 2012 ESPP, though our board of directors may exercise any such authority in lieu of the committee. In all cases, the 2012 ESPP is required to be administered in such a manner so as to comply with applicable requirements of Rule 16b-3 of the Exchange Act and Section 423 of the Internal Revenue Code.

Eligibility and Participation. Each person whose customary employment with us or one of our designated subsidiaries is at least 20 hours per week and more than five months per calendar year, other than any highly compensated employee who is subject to the disclosure requirements of Section 16(a) of the Exchange Act, are eligible to participate in the 2012 ESPP. An individual will not be eligible if his or her participation in the 2012 ESPP is prohibited by the law of any country that has jurisdiction over him or her or if compliance with the laws of the foreign jurisdiction would cause the 2012 ESPP or offering under the 2012 ESPP to violate the requirements of Section 423 of the Internal Revenue Code. In addition, no employee will be eligible for the grant of any purchase rights under the 2012 ESPP if immediately after such rights are granted, the employee has voting power over five percent or more of our outstanding capital stock measured by vote or value pursuant to Section 424(d) of the Internal Revenue Code.

Options to Purchase/Purchase of Shares. Each participant will be granted an option to purchase shares of our common stock at the beginning of each “offering period” under the 2012 ESPP. Each offering period will begin on the first July 1 or January 1 immediately following the end of the previous offering period and end on the date that is six months thereafter. Exercise dates will occur on the last trading day of each offering period. Participants will purchase the shares of our common stock through after-tax payroll deductions, not to exceed 15% of the participant’s compensation during the offering period. No participant may purchase more than 2,000 shares of our common stock on any one exercise date, or more than $25,000 worth of our common stock (valued on the first day of the applicable period) in any one calendar year. The purchase price for each share will generally be the lower of 85% of the fair market value of a share on the first day of the offering period, or 85% of the fair market value on the exercise date. If a participant’s employment with us or one of our designated subsidiaries terminates, any outstanding option of that participant also will terminate. The committee may shorten or terminate an ongoing offering period under certain circumstances.

Share Reserve. 2,000,000 shares of our common stock are reserved for issuance over the term of the 2012 ESPP. That amount will be increased each year beginning in 2013 and ending in 2022 by the lowest of 1,500,000 shares, 1% of all shares outstanding at the end of the previous year, or a lower amount determined by our board of directors. If any option to purchase reserved shares is not exercised by a participant for any reason, or if the option terminates, the shares that were not purchased will again become available under the 2012 ESPP. The number of shares available under the 2012 ESPP also will be subject to periodic adjustment for changes in the outstanding common stock occasioned by stock splits, stock dividends, recapitalizations, or other similar changes affecting our outstanding common stock. As of December 31, 2013, 2,681,177 shares remained available for issuance under the 2012 ESPP.

Changes to Capital Structure. In the event a change in our capital structure occurs as a result of one or more reorganizations, restructurings, recapitalizations, reclassifications, stock splits, reverse stock splits, stock dividends, or the like, then the committee will, in such manner as it may deem equitable, substitute, exchange, or adjust any or all of the number and/or kind of shares, and the per-share option price thereof, that may be issued in the aggregate and to any participant upon exercise of options granted under the 2012 ESPP.

Corporate Transactions. In the event of a proposed sale of all or substantially all of our assets, or a merger of our company with or into another corporation, each option under the 2012 ESPP will be assumed or an equivalent option will be substituted by such successor corporation or a parent or subsidiary of such successor corporation, unless the committee determines, in the exercise of its sole discretion and in lieu of such assumption or substitution, to shorten the offering period then in progress by setting a new exercise date.

Amendment and Termination. Our board of directors or the committee generally will have the power and authority to amend the 2012 ESPP from time to time in any respect without the approval of our stockholders. However, no amendment will become effective without the prior approval of our stockholders if stockholder approval would be required by applicable law or regulation, including Rule 16b-3 under the Exchange Act, Section 423 of the Internal Revenue Code, or any listing requirement of the principal stock exchange on which our common stock is then listed. Additionally, no amendment may make any change to an option already granted that adversely affects the rights of any participant. The 2012 ESPP will terminate at the earliest of the last exercise date immediately preceding the tenth anniversary of its effective date, the time when there are no remaining reserved shares available for purchase under the 2012 ESPP, or an earlier time that our board may determine.

Performance Bonus Plan

The Performance Bonus Plan was approved by our board of directors on September 17, 2012 and our stockholders on September 17, 2012, and became effective in connection with our IPO. The purpose of the Performance Bonus Plan is to benefit and advance our interests, by rewarding selected employees of ours and our subsidiaries for their contributions to our financial success and thereby motivate them to continue to make such contributions in the future by granting performance-based awards that are intended to be fully tax deductible to us.

Background. Once applicable, Section 162(m) of the Internal Revenue Code disallows a deduction to us for any compensation paid to certain named executive officers in excess of $1,000,000 per year, subject to certain exceptions. Among other exceptions, the deduction limit does not apply to compensation that meets the specified requirements for “performance-based compensation.” In general, those requirements include the establishment of objective performance goals for the payment of such compensation by a committee of the board composed solely of two or more outside directors, stockholder approval of the material terms of such compensation prior to payment, and certification by the committee that the performance goals for the payment of such compensation have been achieved.

Our board of directors believes that it is in our best interests and those of our stockholders to enhance our ability to attract and retain qualified personnel through performance-based incentive.

Administration. Subject to the other provisions of the Performance Bonus Plan, our compensation committee has the authority to administer, interpret, and apply the Performance Bonus Plan, including the authority to select the employees (including employees who are directors) to participate in the Performance Bonus Plan; to establish the performance goals; to determine the amount of incentive compensation bonus payable to any participant; to determine the terms and conditions of any such incentive opportunity; to make all determinations and take all other actions necessary or appropriate for proper administration and operation of the Performance Bonus Plan; and to establish and amend rules and regulations relating to the Performance Bonus Plan.

Our compensation committee may also delegate to one or more of our executive officers the authority to administer the Performance Bonus Plan with respect to any participants who are not “covered employees” (as defined below).

Eligibility. Our named executive officers and all of our other employees are eligible to participate in the Performance Bonus Plan. The maximum amount of the incentive compensation bonuses payable to any participant under the Performance Bonus Plan in, or in respect of, any single fiscal year shall not exceed $2.5 million. All incentive compensation bonuses paid pursuant to the Performance Bonus Plan will be paid in cash.

Bonus Opportunity and Performance Goals. Bonuses may be payable to a participant as a result of the satisfaction of performance goals in respect of any performance period determined by the compensation committee; provided that, to the extent a participant would be a “covered employee” (as defined below) prior to the beginning of each performance period or any later date described in the regulations under Section 162(m) of the Internal Revenue Code, our compensation committee will adopt the following with respect to each participant who is a “covered employee”: one or more of targets, which will be equal to a desired level or levels for any performance period of specified levels of or increases in (i) earnings per share; (ii) revenues or margins; (iii) cash flow; (iv) operating margin; (v) return on net assets, investment, capital, or equity; (vi) economic value added; (vii) direct contribution; (viii) net income; pretax earnings; earnings before interest and taxes; earnings before interest, taxes, depreciation and amortization; earnings after interest expense and before extraordinary or special items; operating income; income before interest income or expense, unusual items and income taxes, local, state or federal and excluding budgeted and actual bonuses which might be paid under any ongoing bonus plans of our company; (ix) working capital; (x) management of fixed costs or variable costs; (xi) identification or consummation of investment opportunities or completion of specified projects in accordance with corporate business plans, including strategic mergers, acquisitions or divestitures; (xii) total stockholder return; (xiii) debt reduction; (xiv) market share; (xv) entry into new markets, either geographically or by business unit; (xvi) net new members of our company; (xvii) member retention and satisfaction; (xviii) strategic plan development and implementation, including turnaround plans; and/or (xix) the fair market value of a share of our common stock.

For purposes of the Performance Bonus Plan, the term “covered employee” means our chief executive officer and each other person whose compensation is required to be disclosed in our filings with the SEC by reason of that person being among our three highest compensated officers as of the end of a taxable year; provided, however, that a person will be considered a “covered employee” for purposes of the Performance Bonus Plan only if such employee’s remuneration for the relevant fiscal year is expected to exceed $1,000,000.

We believe that awards under the Performance Bonus Plan should not be subject to the Section 162(m) deduction limitations until the end of a transition period that will end on the earlier of the date on which the Performance Bonus Plan is materially modified (as defined in applicable regulations under Section 162(m) of the Internal Revenue Code) and our 2016 annual meeting of our stockholders. The Performance Bonus Plan provides that no person will be considered a “covered employee” during the abovementioned transition period.

Performance goals, which may vary among and between participants, may include objectives stated with respect to us or our subsidiaries. For all participants, including a participant that would be a “covered employee”, our compensation committee may provide a threshold level of performance below which no incentive compensation bonus will be paid, a maximum level of performance above which no additional incentive compensation bonus will be paid, and it also may provide for the payment of differing amounts for different levels of performance, determined with regard either to a fixed monetary amount or a percentage of the participant’s base salary; provided, however, with respect to each participant who is a “covered employee” our compensation committee will adopt each of the foregoing prior to the beginning of each performance period or any later date described in the regulations under Section 162(m) of the Internal Revenue Code. Our compensation committee will make such adjustments, to the extent it deems appropriate, to established performance goals and performance thresholds to compensate for, or to reflect, any material changes which may have occurred due to an Extraordinary Event (as defined below); provided, however, that if and to the extent that the deduction limitations under Section 162(m) of the Internal Revenue Code apply, no such adjustment may be made unless such adjustment would be permissible under Section 162(m) of the Internal Revenue Code. An “Extraordinary Event” under the Performance Bonus Plan is defined as follows:

•	material changes in accounting practices, tax laws, other laws or regulations;
•	material changes in our financial structure;
•	an acquisition or disposition of one of our subsidiaries; or
•	unusual and non-recurring charges,

in each case, which, in the sole judgment of our compensation committee, alters or affects (i) the computation of such established performance goals and performance thresholds, (ii) our performance, or (iii) the performance of a relevant subsidiary.

As soon as practicable after the end of each performance period, but before any incentive compensation bonuses are paid to the participants under the Performance Bonus Plan, our compensation committee will certify in writing (i) whether the performance goal(s) were attained and (ii) the amount of the incentive compensation bonus payable to each participant based upon the attainment of such specified performance goals. Our compensation committee also may reduce, eliminate, or, with respect only to participants who are not “covered employees” under Section 162(m) of the Internal Revenue Code (once the deduction limitations under Section 162(m) of the Internal Revenue Code apply), increase the amount of any incentive compensation bonus of any participant at any time prior to payment thereof, based on such criteria as our compensation committee will determine, including but not limited to individual merit and attainment of, or the failure to attain, specified personal goals established by our compensation committee. Under no circumstances, however, may the compensation committee, with respect solely to a participant who is a “covered employee” under Section 162(m) of the Internal Revenue Code (once the deduction limitations under Section 162(m) of the Internal Revenue Code apply), (a) increase the amount of the incentive compensation otherwise payable to such participant beyond the amount originally established by the compensation committee, (b) waive the attainment of the performance goals established and applicable to such participant’s incentive compensation, or (c) otherwise exercise its discretion so as to cause any incentive compensation bonus payable to such participant to not qualify as “performance-based compensation” under Section 162(m) of the Internal Revenue Code.

All amounts due under the Performance Bonus Plan are required to be paid within 2  1/2 months of the end of the year in which such incentive compensation is no longer subject to a risk of forfeiture.

Amendment and Termination. Our compensation committee may amend or terminate the Performance Bonus Plan at any time without the consent of any participant. However, no amendment that would require the consent of the stockholders pursuant to Section 162(m) of the Internal Revenue Code will be effective without such consent.

401(k) Plan

We have established a tax-qualified 401(k) retirement plan for all eligible employees of our company. Employees are eligible to participate on their first day of service. Under our 401(k) plan, employees may elect to defer and contribute to the 401(k) plan their eligible compensation up to the statutorily prescribed annual limit.

We currently match contributions made by our employees at a rate of 100% for every 1% of eligible compensation an employee contributes up to 6% of eligible compensation, including executives. We intend for the 401(k) plan to qualify under Section 401(a) of the Internal Revenue Code so that pre-tax contributions by employees and matching contributions by us to the 401(k) plan, and income earned on plan contributions, are not taxable to employees until withdrawn from the 401(k) plan.

Pension Benefits

We do not offer any defined benefit pension plan to any of our executive officers.

Nonqualified Deferred Compensation Plans

We do not provide any nonqualified deferred compensation plans for any of our executive officers.

Equity Compensation Plan Information

The following table provides information as of December 31, 2013 with respect to the shares of our common stock that may be issued under our incentive compensation plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (2)	(b) Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (3)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (4)
Equity Compensation Plans Approved by Stockholders(1)	11,962,494	$7.57	10,660,251
Equity Compensation Plans Not Approved by Stockholders	—	—	—

Total	11,962,494	$7.57	10,660,251

(1)	Includes our 2012 Plan, 2006 Plan, and 2012 ESPP.
(2)

Includes 578,243 shares issuable upon the delivery of RSUs granted under our 2012 Plan. The remaining balance consists of shares issuable upon the exercise of outstanding stock options granted under our 2012 Plan and 2006 Plan.

(3)	The weighted average exercise price does not take into account the shares issuable upon the vesting and delivery of outstanding RSUs.
(4)

Each fiscal year (beginning with the fiscal year that commenced January 1, 2013 and ending with the fiscal year commencing January 1, 2022), the number of shares in the reserve under our 2012 Plan may be increased by the lesser of (i) 8,000,000 shares, (ii) 4.5% of all shares of our common stock outstanding on the last day of the immediately preceding fiscal year, or (iii) a lesser amount determined by our board of directors.

Our 2012 ESPP reserves 2,000,000 shares of our common stock for issuance under the 2012 ESPP. Each fiscal year (beginning with the fiscal year that commenced January 1, 2013 and ending with the fiscal year commencing January 1, 2022), the number of shares in the reserve under our 2012 ESPP may be increased by the lesser of (i) 1,500,000 shares, (ii) 1% of all shares outstanding at the end of the previous year, or (iii) a lower amount determined by our board of directors.

DIRECTOR COMPENSATION

We compensate our non-employee directors with a combination of cash and equity. Each such director receives an annual base cash retainer of $30,000 for such service, to be paid quarterly. In addition, we compensate the members of our board of directors for service on our committees and for service as our lead independent director, if any, as follows:

•

The chairperson of our audit committee receives an annual cash retainer of $20,000 for such service, paid quarterly, and each of the other members of the audit committee receives an annual cash retainer of $8,000, paid quarterly.

•

The chairperson of our compensation committee receives an annual cash retainer of $10,000 for such service, paid quarterly, and each of the other members of the compensation committee receives an annual cash retainer of $5,000, paid quarterly.

•

The chairperson of our nominating/corporate governance committee receives an annual cash retainer of $6,000 for such service, paid quarterly, and each of the other members of the nominating/corporate governance committee receives an annual cash retainer of $3,000, paid quarterly.

•	Our lead independent director, if any, receives an annual cash retainer of $6,000 for such service, paid quarterly.

Each year at the time of our annual meeting of stockholders, we will grant each non-employee director 10,500 RSUs, which RSUs will vest quarterly over one year from the date of grant. If a new non-employee director joins our board of directors in the future, such director will receive an initial stock option grant to purchase 47,000 shares of our common stock, which stock option will vest monthly over three years.

The following table sets forth information regarding compensation earned by our non-employee directors during the fiscal year ended December 31, 2013.

Name	Fees Earned or Paid in Cash		Stock Awards (1)	Options Awards (2)	Total
Gary S. Briggs(3)	$14,608		$—	$265,154	$279,762
David Cowan	$35,000	(4)	$103,425	$—	$138,425
Roy A. Guthrie	$53,000	(5)	$103,425	$—	$156,425
Srinivasan (Chini) Krishnan	$30,000	(6)	$103,425	$—	$133,425
Albert A. (Rocky) Pimentel	$48,000	(7)	$103,425	$—	$151,425
Thomas J. Ridge	$44,000	(8)	$103,425	$—	$147,425

(1)

The amounts in this column reflect the aggregate grant date fair value of stock awards granted to our non-employee directors during fiscal 2013, computed in accordance with FASB ASC Topic 718. The valuation assumptions used in determining such amounts are described in Note 12 to our audited consolidated financial statements included in this Form 10-K/A. The amounts reported in this column reflect our accounting expense for these awards and do not correspond to the actual economic value that may be received by our non-employee directors from their stock awards. The table below provides information with respect to the outstanding stock awards held by each of our non-employee directors as of December 31, 2013.

(2)

The amounts in this column reflect the aggregate grant date fair value of option awards granted to our non-employee directors during fiscal 2013, computed in accordance with FASB ASC Topic 718. The valuation assumptions used in determining such amounts are described in Note 12 to our audited consolidated financial statements included in this Form 10-K/A. The amounts reported in this column reflect our accounting expense for these awards and do not correspond to the actual economic value that may be received by our non-employee directors from their option awards. The table below provides information with respect to the outstanding option awards held by each of our non-employee directors as of December 31, 2013.

(3)	Mr. Briggs joined our board of directors on August 9, 2013.
(4)

Does not include $8,750 of director fees earned in fiscal 2012, which were paid in fiscal 2013 and included in the director compensation table in the proxy statement filed with the SEC in connection with our 2013 annual meeting of stockholders (the “2013 Proxy Statement”).

(5)	Does not include $13,250 of director fees earned in fiscal 2012, which were paid in fiscal 2013 and included in the director compensation table in the 2013 Proxy Statement.
(6)	Does not include $7,500 of director fees earned in fiscal 2012, which were paid in fiscal 2013 and included in the director compensation table in the 2013 Proxy Statement.
(7)	Does not include $12,000 of director fees earned in fiscal 2012, which were paid in fiscal 2013 and included in the director compensation table in the 2013 Proxy Statement.
(8)	Does not include $11,000 of director fees earned in fiscal 2012, which were paid in fiscal 2013 and included in the director compensation table in the 2013 Proxy Statement.

The following table lists all outstanding equity awards held by our non-employee directors as of December 31, 2013:

Name	Option Awards	Stock Awards
Gary S. Briggs	47,000	—
David Cowan	47,000	5,250
Roy A. Guthrie	47,000	5,250
Srinivasan (Chini) Krishnan	151,251	5,250
Albert A. (Rocky) Pimentel	100,000	5,250
Thomas J. Ridge	133,111	5,250
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

Part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	Documents filed as a part of this report:
1.

Financial Statements: The information concerning our financial statements and Report of Independent Registered Public Accounting Firm required by this Item is incorporated by reference herein to the section of this Form 10-K/A in Item 8, titled “Financial Statements and Supplementary Data.”

2.

Financial Statement Schedule: Schedule II—Valuation and Qualifying Accounts is filed as part of this Form 10-K/A and should be read in conjunction with the consolidated financial statements or notes thereto.

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

3.

Exhibits: See Item 15(b) below. We have filed, or incorporated into this Form 10-K/A by reference, the exhibits listed on the accompanying Index to Exhibits immediately following the signature page of this Form 10-K/A.

(b)

Exhibits: The exhibit list in the Index to Exhibits immediately following the signature page of this Form 10-K/A is incorporated herein by reference as the list of exhibits required by this Item 15(b).

(c)	Financial Statement Schedules: See Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFELOCK, INC.
Dated: November 10, 2014	By:	/s/ Todd Davis
Todd Davis
Chairman and Chief Executive Officer
LIFELOCK, INC.
Dated: November 10, 2014	By:	/s/ Chris Power
Chris Power
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Todd Davis	Chairman of the Board and Chief Executive Officer	November 10, 2014
Todd Davis	(Principal Executive Officer)

/s/ Chris Power	Chief Financial Officer	November 10, 2014
Chris Power	(Principal Financial and Accounting Officer)

/s/ David Cowan	Director	November 10, 2014
David Cowan

/s/ Chini Krishnan	Director	November 10, 2014
Srinivasan (Chini) Krishnan

/s/ Roy A. Guthrie	Director	November 10, 2014
Roy A. Guthrie

/s/ Albert A. Pimentel	Director	November 10, 2014
Albert A. (Rocky) Pimentel

/s/ Thomas J. Ridge	Director	November 10, 2014
Thomas J. Ridge

/s/ Gary Briggs	Director	November 10, 2014
Gary Briggs

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

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

10.8	Office Lease, dated as of May 18, 2007, between LifeLock, Inc. and Hayden Ferry Lakeside, LLC (12)

10.8A	First Amendment to Office Lease, dated as of March 7, 2008, between LifeLock, Inc. and Hayden Ferry Lakeside, LLC (13)
10.8B	Second Amendment to Office Lease, dated as of May 17, 2013, between LifeLock, Inc. and PKY Fund II Phoenix II, LLC (14)
10.8C	Third Amendment to Office Lease, dated effective as of September 13, 2013, between LifeLock, Inc. and PKY Fund II Phoenix II, LLC (15)
10.8D	Fourth Amendment to Office Lease, dated effective as of December 5, 2013, between LifeLock, Inc. and PKY Fund II Phoenix II, LLC (16)

10.9	Lease Agreement, dated as of March 1, 2008, by and between LifeLock, Inc. and BoMin2035M LLC (17)

10.9A	First Amendment to Lease Agreement, dated as of March 17, 2008, by and between LifeLock, Inc. and BoMin2035M LLC (18)

10.9B	Second Amendment to Lease Agreement, dated as of May 14, 2010, by and between LifeLock, Inc. and BoMin2035M LLC (19)

10.10*	Identity Protection Service Provider Agreement, dated as of July 29, 2011, by and between LifeLock, Inc. and Early Warning Services, LLC (20)

10.11*	Amended and Restated Reseller Agreement, dated November 12, 2008, between the Company and CSIdentity Corporation, as amended (21)

10.12†	Amended and Restated 2006 Incentive Compensation Plan (22)

10.13†	Form of Stock Option Agreement under Amended and Restated 2006 Incentive Compensation Plan (23)

10.15†	Employment Agreement, dated as of September 14, 2012, between LifeLock, Inc. and Hilary A. Schneider (24)

10.16†	2012 Incentive Compensation Plan (25)

Exhibit No.	Description of Exhibit

10.17†	Form of Stock Option Agreement and Restricted Stock Unit Agreement under 2012 Incentive Compensation Plan (26)

10.18†	2012 Employee Stock Purchase Plan (27)

10.19†	2012 Performance Bonus Plan (28)
10.20†	Employment Agreement, dated July 29, 2013, between LifeLock, Inc. and Velislav Iltchev (29)

21.1	List of Subsidiaries (30)

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm**

24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K) (31)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2013, and incorporated herein by reference.

(2)	Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2012, and incorporated herein by reference.
(3)	Filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2012, and incorporated herein by reference.
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

(29)	Filed as Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 31, 2013, and incorporated herein by reference.
(30)	Filed as Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 19, 2014, and incorporated herein by reference.
(31)	Filed as Exhibit 24.1 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 19, 2014, and incorporated herein by reference.

†	Indicates management contract or compensatory plan or arrangement.
*	Confidential treatment has been granted by the SEC for portions of this exhibit.
**	Filed herewith.