Form 10-Q/A
period 2014-03-31
LIFELOCK, INC.
filed 2014-11-10
CIK 1383871

6

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) to amend our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, originally filed with the Securities and Exchange Commission (the “SEC”) on May 2, 2014 (“Original Filing”), to restate our unaudited condensed consolidated financial statements and related disclosures for the three-months ended March 31, 2014 and 2013.  This Form 10-Q/A also amends certain other Items in the Original Filing, as listed in “Items Amended in this Form 10-Q/A” below, as a result of the restatement.  Details are discussed below and in Note 2 to the accompanying unaudited condensed consolidated financial statements.

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

As a result of this error, we have restated our unaudited condensed consolidated financial statements for the three months ended March 31, 2014 and 2013.  This resulted in a decrease in our share-based compensation expense for the three months ended March 31, 2014 and 2013 of approximately $1.5 million and approximately $0.5 million, respectively, and, accordingly, our net loss for the three months ended March 31, 2014 and 2013 decreased by approximately $0.9 million and approximately $0.6 million, respectively (including a reduction of income tax benefit for the three-month period ended March 31, 2014 of $0.6 million and a reduction in income tax expense of $0.1 million in the three-month period ended March 31, 2013).  As share-based compensation expense is a non-cash item, there was no impact to net cash provided by operating activities and there was no impact on our previously reported amounts for adjusted net income, adjusted EBITDA, and free cash flow.

A detailed discussion of the impact of the error is contained in Note 2 to the notes to our audited consolidated financial statements in Part II, Item 8 of our Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC concurrently herewith (the “Form 10-K/A”).

Internal Control Consideration

Our management has determined that there was a control deficiency in our internal control over financial reporting that constitutes a material weakness, as discussed in Part I, Item 4 of this Form 10-Q/A.  A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.  For a discussion of management’s consideration of our disclosure controls and procedures and the material weakness identified, see Part I, Item 4 included in this Form 10-Q/A.

Items Amended in this Form 10-Q/A

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing, in its entirety, as modified and superseded where necessary to reflect the restatement.  The following items in the Original Filing have been amended as a result of, and to reflect, the restatement:

•	Part I, Item 1. Financial Statements
•	Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•	Part I, Item 4. Controls and Procedures

In accordance with applicable SEC rules, this Form 10-Q/A includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, from our Chief Executive Officer and Chief Financial Officer dated as of the filing date of this Form 10-Q/A.

The sections of the Original Filing which were not amended are unchanged and continue in full force and effect as originally filed.  This Form 10-Q/A speaks as of the date of the Original Filing and has not been updated to reflect events occurring subsequent to the Original Filing other than those associated with the restatement of our unaudited condensed consolidated financial statements.

LIFELOCK, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2014

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

LIFELOCK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2014 (Restated)	December 31, 2013 (Restated)
Assets
Current assets:
Cash and cash equivalents	$143,702	$123,911
Marketable securities	47,522	48,688
Trade and other receivables, net	10,601	10,906
Deferred tax assets, net	16,068	13,117
Prepaid expenses and other current assets	9,777	6,961
Total current assets	227,670	203,583
Property and equipment, net	18,064	16,504
Goodwill	159,342	159,342
Intangible assets, net	44,982	47,213
Deferred tax assets, net – noncurrent	33,211	33,211
Other non-current assets	1,561	1,812
Total assets	$484,830	$461,665
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,493	$2,422
Accrued expenses and other liabilities	34,067	34,926
Deferred revenue	136,319	119,106
Total current liabilities	174,879	156,454
Other non-current liabilities	5,411	4,640
Total liabilities	180,290	161,094
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 300,000,000 authorized at March 31, 2014 and December 31, 2013; 92,326,684 and 91,441,771 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	92	91
Preferred stock, $0.001 par value, 10,000,000 shares authorized and no shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	—	—
Additional paid-in capital	474,302	466,046
Accumulated other comprehensive loss	(10)	(18)
Accumulated deficit	(169,844)	(165,548)
Total stockholders’ equity	304,540	300,571
Total liabilities and stockholders’ equity	$484,830	$461,665

See accompanying notes to condensed consolidated financial statements.

LIFELOCK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended March 31,
	2014 (Restated)	2013 (Restated)
Revenue:
Consumer revenue	$100,995	$75,094
Enterprise revenue	6,591	7,001
Total revenue	107,586	82,095
Cost of services	29,957	23,790
Gross profit	77,629	58,305
Costs and expenses:
Sales and marketing	56,539	41,738
Technology and development	12,729	8,923
General and administrative	13,335	9,122
Amortization of acquired intangible assets	2,231	1,966
Total costs and expenses	84,834	61,749
Loss from operations	(7,205)	(3,444)
Other income (expense):
Interest expense	(87)	(67)
Interest income	60	20
Other	(11)	(4)
Total other expense	(38)	(51)
Loss before provision for income taxes	(7,243)	(3,495)
Income tax (benefit) expense	(2,948)	47
Net loss	$(4,295)	$(3,542)
Net loss attributable per share to common stockholders:
Basic	$(0.05)	$(0.04)
Diluted	$(0.05)	$(0.04)
Weighted-average common shares outstanding:
Basic	91,903	86,640
Diluted	91,903	86,640

See accompanying notes to condensed consolidated financial statements.

LIFELOCK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2014 (Restated)	2013 (Restated)
Net loss	$(4,295)	$(3,542)
Other comprehensive gain, net of tax
Unrealized gain on marketable securities	8	—
Comprehensive loss	$(4,287)	$(3,542)

See accompanying notes to condensed consolidated financial statements.

LIFELOCK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2014 (Restated)	2013 (Restated)
Operating activities
Net loss	$(4,295)	$(3,542)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,861	3,071
Share-based compensation	4,001	2,252
Provision for doubtful accounts	272	43
Accretion of marketable securities	366	—
Deferred income tax benefit	(2,951)	(103)
Other	7	4
Change in operating assets and liabilities:
Trade and other receivables	(305)	(239)
Prepaid expenses and other current assets	(2,816)	(2,720)
Other non-current assets	251	313
Accounts payable	2,776	225
Accrued expenses and other liabilities	(835)	1,048
Deferred revenue	17,213	12,477
Other non-current liabilities	771	(34)
Net cash provided by operating activities	18,316	12,795
Investing activities
Acquisition of property and equipment	(3,927)	(1,285)
Purchase of marketable securities	(5,797)	-
Sale and maturities of marketable securities	6,921	-
Net cash used in investing activities	(2,803)	(1,285)
Financing activities
Proceeds from:
Share based compensation plans	4,432	36
Payments for:
Employee tax withholdings related to restricted stock units	(154)	—
Debt issuance costs	—	(440)
Net cash provided by (used in) financing activities	4,278	(404)
Net increase in cash and cash equivalents	19,791	11,106
Cash and cash equivalents at beginning of period	123,911	134,197
Cash and cash equivalents at end of period	$143,702	$145,303

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Form 10-K/A.

The condensed consolidated balance sheet as of December 31, 2013 (restated) included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by U.S. GAAP.

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

2. Summary of Significant Accounting Policies

Restatement

In connection with the preparation of our financial statements for the third quarter ended September 30, 2014, we identified an error in our calculation of the volatility assumption within the Black-Scholes option pricing model used to compute our share-based compensation expense since our initial public offering in October 2012. We determined that there was an error in the formula used to calculate the annualized volatility, which resulted in a higher volatility and, accordingly, we materially overstated share-based compensation expense.

To correct this error, we have restated our unaudited condensed consolidated financial statements for the three months ended March 31, 2014 and 2013. The correction of this error resulted in a decrease in our share-based compensation expense for the three months ended March 31, 2014 and 2013 of $1,474 and $472, respectively, and, accordingly, our net loss for the three months ended March 31, 2014 and 2013 decreased by $874 and $575, respectively (including a reduction of income tax benefit for the three-month period ended March 31, 2014 of $600 and a reduction of income tax expense for the three-month period ended March 31, 2013 of $103).

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

The following tables present the effect of the financial statement restatement adjustments on our previously reported condensed consolidated financial statements as of March 31, 2014 and for the three months ended March 31, 2014 and 2013:

	As of March 31, 2014
	As Previously Reported	Error Corrections	Purchase Price Adjustment	Total Adjustment	As Restated
Condensed Consolidated Balance Sheet:	(in thousands)
Deferred tax assets, net	$16,668	$(600)	$-	$(600)	$16,068
Total current assets	228,270	(600)	-	(600)	227,670
Goodwill	158,152	-	1,190	1,190	159,342
Deferred tax assets, net – noncurrent	35,986	(1,585)	(1,190)	(2,775)	33,211
Total assets	487,015	(2,185)	-	(2,185)	484,830
Additional paid-in capital	479,365	(5,063)	-	(5,063)	474,302
Accumulated deficit	(172,722)	2,878	-	2,878	(169,844)
Total stockholders’ equity	306,725	(2,185)	-	(2,185)	304,540

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Condensed Consolidated Statements of Operations:	(in thousands)
Cost of services	$30,067	$(110)	$29,957	$23,804	$(14)	$23,790
Gross profit	77,519	110	77,629	58,291	14	58,305
Sales and marketing	56,847	(308)	56,539	41,793	(55)	41,738
Technology and development	13,148	(419)	12,729	9,024	(101)	8,923
General and administrative	13,972	(637)	13,335	9,424	(302)	9,122
Total costs and expenses	86,198	(1,364)	84,834	62,207	(458)	61,749
Loss from operations	(8,679)	1,474	(7,205)	(3,916)	472	(3,444)
Loss before provision for income taxes	(8,717)	1,474	(7,243)	(3,967)	472	(3,495)
Income tax (benefit) expense	(3,548)	600	(2,948)	150	(103)	47
Net loss	(5,169)	874	(4,295)	(4,117)	575	(3,542)
Basic earnings per share	$(0.06)	$0.01	$(0.05)	$(0.05)	$0.01	$(0.04)
Diluted earnings per share	$(0.06)	$0.01	$(0.05)	$(0.05)	$0.01	$(0.04)

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Condensed Consolidated Statements of Cash Flows:	(in thousands)
Net loss	$(5,169)	$874	$(4,295)	$(4,117)	$575	$(3,542)
Share-based compensation	5,475	(1,474)	4,001	2,724	(472)	2,252
Deferred income tax benefit	(3,551)	600	(2,951)	—	(103)	(103)

As the adjustments made to correct the errors in share-based compensation expense and income taxes were non-cash transactions, there was no effect to cash flows provided by or used in operating activities, investing activities, or financing activities.

Significant Accounting Policies

There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Form 10-K/A.

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

We accounted for this acquisition using the acquisition method in accordance with Accounting Standards Codification, or ASC, 805, Business Combinations. Accordingly, we allocated the purchase price of the acquired assets and liabilities based on their estimated fair values as of the acquisition date as summarized in the following table:

Net assets assumed	$3,184
Deferred tax assets, net – noncurrent	8,706
Intangible assets acquired	3,880
Goodwill	29,914
Total purchase price consideration	$45,684

4. Marketable Securities

The following is summary of marketable securities designated as available-for-sale as of March 31, 2014:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Corporate bonds	$34,247	$-	$(19)	$34,228
Municipal bonds	12,798	1	(3)	12,796
Certificates of deposit	498	-	-	498
Total marketable securities	$47,543	$1	$(22)	$47,522

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

5. Stockholders’ Equity (Restated)

Share-Based Compensation

We issue share-based awards to our employees in the form of stock options, restricted stock units, and restricted stock. We also have an employee stock purchase plan. The following table summarizes the components of share-based compensation expense included in our condensed consolidated statement of operations for the three-month periods ended March 31:

	For the Three Months Ended March 31,
	2014 (Restated)	2013 (Restated)
	(in thousands)
Cost of services	$232	$192
Sales and marketing	586	278
Technology and development	1,555	414
General and administrative	1,628	1,368
Total share-based compensation	$4,001	$2,251

Unrecognized share-based compensation expenses totaled $59,608 (restated) as of March 31, 2014, which we expect to recognize over a weighted-average time period of 3.2 years.

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

7. Net Loss Per Share (Restated)

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the three-month periods ended March 31:

	For the Three Months Ended March 31,
	2014 (Restated)	2013 (Restated)
Net loss	$(4,295)	$(3,542)
Denominator (basic and diluted):
Weighted average common shares outstanding	91,903,036	86,639,538
Net loss attributable per share to common stockholders:
Basic	$(0.05)	$(0.04)
Diluted	$(0.05)	$(0.04)

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

	For the Three Months Ended March 31,
	2014 (Restated)	2013 (Restated)
Stock options outstanding	5,131,673	5,603,232
Restricted stock units and restricted stock awards	217,010	49,484
Common equivalent shares from stock warrants	2,378,641	2,322,597
Shares purchased under ESPP	25,105	5,783
	7,752,429	7,981,096

8. Segment Reporting (Restated)

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

Financial information about our segments during the three-month period ended March 31, 2014 and as of March 31, 2014 was as follows (restated):

	Consumer	Enterprise	Eliminations	Total
Revenue:
External customers	$100,995	$6,591	$—	$107,586
Intersegment revenue	—	1,514	(1,514)	—
Loss from operations	(3,268)	(3,937)	—	(7,205)
Goodwill	99,805	59,537	—	159,342
Total assets	374,463	110,882	(515)	484,830

Financial information about our segments during the three-month period ended March 31, 2013 and as of December 31, 2013 was as follows (restated):

	Consumer	Enterprise	Eliminations	Total
Revenue:
External customers	$75,094	$7,001	$—	$82,095
Intersegment revenue	—	1,237	(1,237)	—
Loss from operations	(229)	(3,215)	—	(3,444)
Goodwill	99,805	59,537	—	159,342
Total assets	348,000	114,146	(481)	461,665

We allocated goodwill between our segments by estimating the expected synergies to each segment.

We derive all of our revenue from sales in the United States, and substantially all of our long-lived assets are located in the United States.

9. Income Taxes (Restated)

Income taxes for the interim periods presented have been included in the accompanying condensed consolidated financial statements on the basis of an estimated annual effective tax rate.  Based on an estimated annual effective tax rate and discrete items, the estimated income tax (benefit) expense from operations for the three-month periods ended March 31, 2014 and 2013 was approximately $(2,948) (restated) and $47 (restated), respectively.  The determination of the interim period income tax provision utilizes the effective tax rate method, which requires us to estimate certain annualized components of the calculation of the income tax provision, including the annual effective tax rate by entity and jurisdiction.

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

In September 2012, Denise Richardson filed a complaint against our company and Todd Davis. Ms. Richardson claims that she was improperly classified as an independent contractor instead of an employee and that we breached the terms of an alleged employment agreement. Ms. Richardson claims she is entitled to equitable relief, compensatory damages, liquidated damages, statutory penalties, punitive damages, interest, costs, and attorneys’ fees. On March 31, 2014, our motion to dismiss was granted in part and denied in part with the court dismissing nine of the ten counts that were subject to the motion to dismiss, including the single count against Mr. Davis.  On April 23, 2014, Ms. Richardson filed an amended complaint against our company and Mr. Davis again claiming that she was improperly classified as an independent contractor instead of an employee and that we breached the terms of an alleged employment agreement. Ms. Richardson claims she is entitled to equitable relief, compensatory damages, liquidated damages, statutory penalties, punitive damages, interest, costs, and attorneys’ fees.  We have until May 14, 2014 to respond to the most recently filed complaint.

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

On March 20, 2014, Michael D. Peters filed a complaint in United States District Court for the District of Arizona against our company, Kim Jones, and Cristy Schaan.  Mr. Jones is not affiliated with us.  Ms. Schaan is our Chief Information Security Officer.  In his complaint, Mr. Peters alleges that we violated the whistleblower protection provisions of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, by terminating Mr. Peters’ employment as a result of alleged disclosures that he made to us, and that Ms. Schaan defamed Mr. Peters.  Mr. Peters seeks from us two times his back pay, two times the value of certain stock options and bonus, moving expenses, damages for emotional harm and anxiety, damages for harm to reputation, litigation costs including attorneys’ fees, and interest, and seeks from Ms. Schaan actual damages, punitive damages, and interest.  On April 21, 2014, we filed an answer, affirmative defenses, and counterclaims, answering Mr. Peters’ claim under the Sarbanes-Oxley Act and asserting counterclaims against Mr. Peters for fraud, negligent misrepresentation, breach of contract, and unjust enrichment, based on our allegations that we were induced to hire Mr. Peters by his false statements and misrepresentations regarding his employment history and seeking to recover actual and consequential damages, punitive damages, attorneys’ fees, and the $15 signing bonus paid to Mr. Peters.  Mr. Peters’ response to the counterclaim is due on May 15, 2014.  On April 21, 2014, we also filed a motion to dismiss Mr. Peters’ claim under the Dodd-Frank Act.  Mr. Peters’ response to that motion to dismiss is due on May 15, 2014.  On April 25, 2014, Ms. Schaan filed a motion to dismiss Mr. Peters’ claim against her.  Mr. Peters’ response to that motion to dismiss is due on May 19, 2014.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q/A and with our audited consolidated financial statements included in our Form 10-K/A. This Form 10-Q/A contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Form 10-Q/A that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Exchange Act, including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses, and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in this Form 10-Q/A and our Form 10-K/A. Furthermore, such forward-looking statements speak only as of the date on which they are made. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Restatement

As discussed in the Explanatory Note to this Form 10-Q/A and in Note 2 to the accompanying unaudited condensed consolidated financial statements, we are restating our unaudited condensed consolidated financial statements for the three months ended March 31, 2014 and 2013.  The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts.  For this reason, the data set forth in this Item 2 may not be comparable to the discussion and data in our previously filed Quarterly Report on Form 10-Q for the three months ended March 31, 2014.

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

Our revenue grew from $82.1 million for the three-month period ended March 31, 2013 to $107.6 million for the three-month period ended March 31, 2014, an increase of 31%, including year-over-year growth within our consumer segment of 34%. We generated a loss from operations of $7.2 million (restated) and a net loss of $4.3 million (restated) for the three-month period ended March 31, 2014.

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

Key Operating Metrics

The following table summarizes our key operating metrics for the three-month periods ended March 31:

	For the Three Months Ended March 31,
	2014	2013
	(in thousands, except percentages and per member data)
	(Unaudited)
Cumulative ending members	3,221	2,636
Gross new members	344	249
Member retention rate	87.5%	87.2%
Average cost of acquisition per member (restated)	$155	$156
Monthly average revenue per member	$10.81	$9.80
Enterprise transactions	52,709	58,483

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

Member retention rate. We define member retention rate as the percentage of members on the last day of the prior year who remain members on the last day of the current year, or for quarterly presentations, the percentage of members on the last day of the comparable quarterly period in the prior year who remain members on the last day of the current quarterly period. A number of factors may increase our member retention rate, including increases in the number of members enrolled on an annual subscription, increases in the number of alerts a member receives, and increases in the number of members enrolled through strategic partners with which the member has a strong association. Conversely, factors reducing our member retention rate may include increases in the number of members enrolled on a monthly subscription, and the end of programs in our embedded product and breach channels. In addition, the length of time a member has been enrolled in one of our services will impact our retention rate.  Historically, the member retention rate for our premium services has been lower than the member retention rate for our LifeLock Basic service, which we believe is driven primarily by price.

As of March 31, 2014, our member retention rate was 87.5%, which was our sixth consecutive quarter above 87%.  The decrease in retention rate from the fourth quarter of 2013 is driven, in part, by the cancellation of breach members who enrolled in previous years and the impact of an increased number of member credit and debit cards being replaced as a result of large data breaches in the fourth quarter of 2013.

Average cost of acquisition per member. We calculate average cost of acquisition per member as our sales and marketing expense for our consumer segment during the relevant period divided by our gross new members for the period. A number of factors may influence this metric, including shifts in the mix of our media spend. For example, when we engage in marketing efforts to build our brand, our cost of acquisition per member increases in the short term with the expectation that it will decrease over the long term. In addition, when we introduce new partnerships in our embedded product channel, such as our partnership with AOL in the fourth quarter of 2011, our average cost of acquisition per member decreases due to the volume of members that enroll in our consumer services in a relatively short period of time. We monitor average cost of acquisition per member to evaluate the efficiency of our marketing programs in acquiring new members. For the three-month periods ended March 31, 2014 and 2013, our average cost of acquisition per member was $155 (restated) and $156 (restated), respectively. Our member retention rate and the increasing monthly average revenue per member, primarily from the continued penetration of our LifeLock Ultimate service, results in a higher lifetime value of a member relationship which enables us to absorb a higher average cost of acquisition per member.

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

We processed 52.7 million enterprise transactions for the three-month period ended March 31, 2014, a decrease of 10% from the three-month period ended March 31, 2013. The reduction in enterprise transactions related to us giving notice of non-renewal to several customers who compete in our consumer segment and allowing such contracts to lapse.  In addition, in the quarter ended June 30, 2013 we had a large telecommunications customer stop scoring their new wireline customers due to low levels of fraud in the business line.  While we were able to reengage and commence scoring a portion of the volume in the quarter ended March 31, 2014, there was still a reduction year over year from this customer.

Key Financial Metrics

The following table summarizes our key financial metrics for the three-month periods ended March 31:

	For the Three Months Ended March 31,
	2014	2013
	(in thousands)
Consumer revenue	$100,995	$75,094
Enterprise revenue	6,591	7,001
Total revenue	107,586	82,095
Adjusted net income (loss)	(1,014)	573
Adjusted EBITDA	657	1,879
Free cash flow	14,389	11,510

Adjusted Net Income (Loss)

Adjusted net income (loss) is a non-GAAP financial measure that we calculate as net income (loss) excluding amortization of acquired intangible assets, share-based compensation, income tax benefits and expenses resulting from changes in our deferred tax assets, and acquisition related expenses.  Historically, we also excluded from net income (loss) changes in fair value of warrant liabilities and change in fair value of embedded derivatives in the periods in which those items occurred. We do not currently have any warrant liabilities or embedded derivatives; accordingly, we will only include those items of income and expense in our reconciliation of adjusted net income (loss) for period-over-period comparisons.  We have included adjusted net income (loss) in this Form 10-Q/A because it is a key measure used by us to understand and evaluate our core operating performance and trends. In particular, the exclusion of certain expenses in calculating adjusted net income (loss) can provide a useful measure for period-to-period comparisons of our core business.

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

Because of these limitations, you should consider adjusted net income (loss) alongside other financial performance measures, including various cash flow metrics, net income (loss), and our other GAAP results. The following table presents a reconciliation of net loss to adjusted net income (loss) for applicable items of income and expenses that impacted each of the periods indicated:

	For the Three Months Ended March 31,
	2014 (Restated)	2013 (Restated)
	(in thousands)
Reconciliation of Net Loss to Adjusted Net Income (Loss):
Net loss	$(4,295)	$(3,542)
Amortization of acquired intangible assets	2,231	1,966
Share-based compensation	4,001	2,252
Deferred income tax benefit	(2,951)	(103)
Adjusted net income (loss)	$(1,014)	$573

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss) excluding depreciation and amortization, share-based compensation, interest expense, interest income, other income (expense) (which consists primarily of gains and losses on disposal of fixed assets), and income taxes. Historically, we also excluded from net income (loss) changes in fair value of warrant liabilities and change in fair value of embedded derivatives in the periods in which those items occurred. We do not currently have any warrant liabilities or embedded derivatives; accordingly, we will only include those items of income and expense in our reconciliation of adjusted EBITDA for period-over-period comparisons.  We have included adjusted EBITDA in this Form 10-Q/A because it is a key measure used by us to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop short- and long-term operational plans. In particular, the exclusion of certain expenses in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Additionally, adjusted EBITDA is a key financial measure used in determining management’s incentive compensation.

Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as we do. We believe the exclusion of certain items of income and expense from net income (loss) in calculating adjusted EBITDA is useful because (i) the amount of such non-cash income and expenses in any specific period may not directly correlate to the underlying operational performance of our business, and/or (ii) such income and expenses can vary significantly between periods as a result of new acquisitions and full amortization of previously acquired intangible assets.

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

Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss), and our other GAAP results. The following table presents a reconciliation of net loss to adjusted EBITDA for applicable items of income and expenses that impacted each of the periods indicated:

	For the Three Months Ended March 31,
	2014 (Restated)	2013 (Restated)
	(in thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(4,295)	$(3,542)
Depreciation and amortization	3,861	3,071
Share-based compensation	4,001	2,252
Interest expense	87	67
Interest income	(60)	(20)
Other expense	11	4
Income tax (benefit) expense	(2,948)	47
Adjusted EBITDA	$657	$1,879

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

Cost of Services and Gross Profit

	For the Three Months Ended March 31,
	2014 (Restated)	2013 (Restated)	% Change
	(in thousands)
Cost of services	$29,957	$23,790	25.9%
Percentage of revenue	27.8%	29.0%
Gross profit	77,629	58,305	33.1%
Percentage of revenue	72.2%	71.0%

Gross profit for the three-month period ended March 31, 2014 was $77.6 million, or 72.2% of revenue, an increase of $19.3 million, or 33.1%, over gross profit of $58.3 million, or 71.0% of revenue, for the three-month period ended March 31, 2013. The increase in our gross profit resulted primarily from increased revenue associated with the growth in the number of our members and increased monthly average revenue per member. The increase in our gross margin resulted primarily from efficiencies in our member services organization and scalability within certain third party fulfillment contracts as our member base continued to grow.

Sales and Marketing

	For the Three Months Ended March 31,
	2014 (Restated)	2013 (Restated)	% Change
	(in thousands)
Sales and marketing	$56,539	$41,738	35.5%
Percentage of revenue	52.6%	50.8%

Sales and marketing expenses for the three-month period ended March 31, 2014 were $56.5 million, or 52.6% of revenue, compared with $41.7 million, or 50.8% of revenue, for the three-month period ended March 31, 2013. The increase in our sales and marketing expenses resulted from increases in our advertising expenses and external sales commissions. The increase in our sales and marketing expenses reflected our investment to drive new membership growth, our continued advertising of our LifeLock Ultimate service, and our efforts to highlight the growing identity theft issue and to educate consumers.

Technology and Development

	For the Three Months Ended March 31,
	2014 (Restated)	2013 (Restated)	% Change
	(in thousands)
Technology and development	$12,729	$8,923	42.7%
Percentage of revenue	11.8%	10.9%

Technology and development expenses for the three-month period ended March 31, 2014 were $12.7 million, or 11.8% of revenue, compared with $8.9 million, or 10.9% of revenue, for the three-month period ended March 31, 2013. The increase in our technology and development expenses resulted primarily from increases in our personnel costs, as we continue to invest in the talent within the organization.

General and Administrative

	For the Three Months Ended March 31,
	2014 (Restated)	2013 (Restated)	% Change
	(in thousands)
General and administrative	$13,335	$9,122	46.2%
Percentage of revenue	12.4%	11.1%

General and administrative expenses for the three-month period ended March 31, 2014 were $13.3 million, or 12.4% of revenue, compared with $9.1 million, or 11.1% of revenue, for the three-month period ended March 31, 2013. The increase in general and administrative expenses resulted primarily from additional costs associated with our public company compliance, our regulatory compliance, acquisition integration and related intellectual property audits, the expansion of our office facilities, and additional personnel costs, primarily non-cash share-based compensation.

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

Other Income (Expense)

	For the Three Months Ended March 31,
	2014	2013	% Change
	(in thousands)
Interest expense	$(87)	$(67)	29.9%
Interest income	60	20	200.0%
Other	(11)	(4)	175.0%
Total other expense	$(38)	$(51)	-25.5%

Other expense for the three-month period ended March 31, 2014 was less than $0.1 million compared with other income of $0.1 million for the three-month period ended March 31, 2013.

Income Tax (Benefit) Expense

	For the Three Months Ended March 31,
	2014 (Restated)	2013 (Restated)	% Change
	(in thousands)
Income tax (benefit) expense	$(2,948)	$47	-6372.3%
Effective tax rate	40.9%	-1.4%

Income tax benefit for the three-month period ended March 31, 2014 was $2.9 million compared with an income tax expense of less than $0.1 million for the three-month period ended March 31, 2013. In the fourth quarter of 2013, in consideration of all available positive and negative evidence, including our historical operating results, current financial condition, and potential future taxable income, we released substantially all of our valuation allowance on our deferred tax assets.  As such, for the three-month period ended March 31, 2014, our effective tax rate approximated the U.S. federal statutory tax rate plus the impact of state taxes.

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

Operating Activities

For the three-month period ended March 31, 2014, operating activities generated $18.3 million in cash as a result of a net loss of $4.3 million (restated), adjusted by non-cash items such as depreciation and amortization of $3.9 million, share-based compensation of $4.0 million (restated), and a deferred income tax benefit of $3.0 million (restated). An increase in deferred revenue related to the overall growth of our business provided operating cash of $17.2 million and we had a decrease in operating cash as a result of changes in other operating assets and liabilities of $0.2 million.

For the three-month period ended March 31, 2013, operating activities generated $12.8 million in cash as a result of a net loss of $3.5 million (restated), adjusted by non-cash items such as depreciation and amortization of $3.1 million and share-based compensation of $2.3 million (restated), and a deferred income tax benefit of $0.1 million (restated). An increase in deferred revenue related to the overall growth of our business provided operating cash of $12.5 million and we had a decrease in operating cash as a result of changes in other operating assets and liabilities of $1.4 million.

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

The Senior Credit Facility requires us to maintain certain financial covenants. In addition, the Senior Credit Facility requires us to maintain all material proprietary databases and software with a third-party escrow agent in accordance with an escrow agreement that we reaffirmed in connection with the Senior Credit Facility. The Senior Credit Facility also contains certain affirmative and negative covenants limiting, among other things, additional liens and indebtedness, investments and distributions, mergers and acquisitions, liquidations, dissolutions, sales of assets, prepayments and modification of debt instruments, transactions with affiliates, and other matters customarily restricted in such agreements. The Senior Credit Facility also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross defaults to other contractual agreements, events of bankruptcy and insolvency, and a change of control. As of March 31, 2014, we were in compliance with all financial covenants under the Senior Credit Facility.

As of March 31, 2014, we had an outstanding letter of credit issued in connection with the revolving line of credit in our Senior Credit Facility in the total amount of $0.1 million.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing activities, nor do we have any interest in entities referred to as variable interest entities.

Contractual Obligations

There were no material changes in our commitments under contractual obligations to those disclosed in our Form 10-K/A.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in the our Form 10-K/A.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our primary market risk exposures or how those exposures are managed from the information disclosed in Part II, Item 7A of our Form 10-K/A.  For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our Form 10-K/A.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2014.  Based on such evaluation at the time of the Original Filing on May 2, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were effective.

Subsequent to that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the deficiency in the control over the calculation of the volatility assumption within the Black-Scholes option pricing model used to compute our share-based compensation expense that management concluded was a material weakness, as described in Item 9A, Controls and Procedures – “Management’s Annual Report on Internal Control over Financial Reporting” included in the Form 10-K/A, also existed as of March 31, 2014.  As a result, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2014.

In light of the material weakness referred to above, we performed additional analyses and procedures in order to conclude that our unaudited condensed consolidated financial statements in this Form 10-Q/A for the quarter ended March 31, 2014 are fairly presented, in all material respects, in accordance with US GAAP.

Remediation Plan

We are in the process of remediating this material weakness by, among other things, implementing a process of additional enhanced review of estimates and calculations which impact our share-based compensation expense.  The actions that we are taking are subject to ongoing senior management review, as well as Audit Committee oversight.  Although we plan to complete this remediation process as quickly as possible, we cannot at this time estimate how long it will take, and our initiatives may not prove to be successful in remediating this material weakness.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Form 10-Q/A that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of our material legal proceedings, see Note 10 —“Contingencies” in the Notes to the condensed consolidated financial statements included elsewhere in this Form 10-Q/A.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk.  Before deciding to invest in our common stock, you should carefully consider each of the risk factors described in “Part I – Item 1A. Risk Factors” in our Form 10-K/A and all information set forth in this Form 10-Q/A. Those risks and the risks described in this Form 10-Q/A, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, could materially harm our business, financial condition, operating results, cash flow, and prospects. If that occurs, the trading price of our common stock could decline, and you may lose all or part of your investment.

There have been no material changes to the Risk Factors described under “Part I – Item 1A. Risk Factors” in our Form 10-K/A.

Item 6. Exhibits.

10.11A*	Technology Services Agreement, dated as of January 16, 2014, by and between LifeLock, Inc. and CSIdentity Corporation(1)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 10.11A to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 2, 2014, and incorporated herein by reference.
*	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.

.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFELOCK INC.

Date: November 10, 2014	By:	/s/ Todd Davis
	Name:	Todd Davis
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2014	By:	/s/ Chris Power
	Name:	Chris Power
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)