Form 10-Q/A
period 2014-06-30
LIFELOCK, INC.
filed 2014-11-10
CIK 1383871

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) to amend our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, originally filed with the Securities and Exchange Commission (the “SEC”) on July 31, 2014 (“Original Filing”), to restate our unaudited condensed consolidated financial statements and related disclosures for the three and six months ended June 30, 2014 and 2013.  This Form 10-Q/A also amends certain other Items in the Original Filing, as listed in “Items Amended in this Form 10-Q/A” below, as a result of the restatement.  Details are discussed below and in Note 2 to the accompanying unaudited condensed consolidated financial statements.

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

As a result of this error, we have restated our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2014 and 2013.  This resulted in a decrease in our share-based compensation expense for the three months ended June 30, 2014 and 2013 of approximately $2.1 million and approximately $0.8 million, respectively, and, accordingly, our net loss for the three months ended June 30, 2014 and 2013 decreased by approximately $1.3 million and approximately $0.6 million, respectively (including a reduction of income tax benefit for such periods of approximately $0.8 million and approximately $0.2 million, respectively).  This correction of the error also resulted in a decrease in our share-based compensation expense for the six months ended June 30, 2014 and 2013 of approximately $3.6 million and approximately $1.3 million, respectively, and, accordingly, our net loss for the six months periods ended June 30, 2014 and 2013 decreased by approximately $2.2 million and approximately $1.2 million, respectively (including a reduction of income tax benefit for such periods of approximately $1.4 million and approximately $0.1 million, respectively).  As share-based compensation expense is a non-cash item, there was no impact to net cash provided by operating activities and there was no impact on our previously reported amounts for adjusted net income, adjusted EBITDA, and free cash flow.

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

iv

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

LIFELOCK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2014 (Restated)	December 31, 2013 (Restated)
Assets
Current assets:
Cash and cash equivalents	$166,650	$123,911
Marketable securities	49,385	48,688
Trade and other receivables, net	12,087	10,906
Deferred tax assets, net	17,167	13,117
Prepaid expenses and other current assets	8,426	6,961
Total current assets	253,715	203,583
Property and equipment, net	20,604	16,504
Goodwill	159,342	159,342
Intangible assets, net	42,751	47,213
Deferred tax assets, net – noncurrent	33,211	33,211
Other non-current assets	1,307	1,812
Total assets	$510,930	$461,665
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,748	$2,422
Accrued expenses and other liabilities	42,638	34,926
Deferred revenue	148,817	119,106
Total current liabilities	196,203	156,454
Other non-current liabilities	5,927	4,640
Total liabilities	202,130	161,094
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 300,000,000 authorized at June 30, 2014 and December 31, 2013; 92,610,621 and 91,441,771 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	92	91
Preferred stock, $0.001 par value, 10,000,000 shares authorized and no shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	—	—
Additional paid-in capital	480,057	466,046
Accumulated other comprehensive loss	(6)	(18)
Accumulated deficit	(171,343)	(165,548)
Total stockholders’ equity	308,800	300,571
Total liabilities and stockholders’ equity	$510,930	$461,665

See accompanying notes to condensed consolidated financial statements.

LIFELOCK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014 (Restated)	2013 (Restated)	2014 (Restated)	2013 (Restated)
Revenue:
Consumer revenue	$109,338	$82,574	$210,333	$157,667
Enterprise revenue	6,375	6,946	12,966	13,947
Total revenue	115,713	89,520	223,299	171,614
Cost of services	29,391	25,194	59,348	48,984
Gross profit	86,322	64,326	163,951	122,630
Costs and expenses:
Sales and marketing	58,353	43,172	114,892	84,910
Technology and development	12,926	10,179	25,655	19,102
General and administrative	15,373	10,413	28,708	19,534
Amortization of acquired intangible assets	2,231	1,966	4,462	3,932
Total costs and expenses	88,883	65,730	173,717	127,478
Loss from operations	(2,561)	(1,404)	(9,766)	(4,848)
Other income (expense):
Interest expense	(88)	(79)	(175)	(146)
Interest income	56	26	116	46
Other	(6)	-	(17)	(4)
Total other expense	(38)	(53)	(76)	(104)
Loss before provision for income taxes	(2,599)	(1,457)	(9,842)	(4,952)
Income tax benefit	(1,101)	(12)	(4,049)	35
Net loss	$(1,498)	$(1,445)	$(5,793)	$(4,987)
Net loss per share:
Basic	$(0.02)	$(0.02)	$(0.06)	$(0.06)
Diluted	$(0.02)	$(0.02)	$(0.06)	$(0.06)
Weighted-average common shares outstanding used in computing net loss per share:
Basic	92,471	87,533	92,189	87,089
Diluted	92,471	87,533	92,189	87,089

See accompanying notes to condensed consolidated financial statements.

LIFELOCK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014 (Restated)	2013 (Restated)	2014 (Restated)	2013 (Restated)
Net loss	$(1,498)	$(1,445)	$(5,793)	$(4,987)
Other comprehensive gain, net of tax
Unrealized gain on marketable securities	4	—	12	—
Comprehensive loss	$(1,494)	$(1,445)	$(5,781)	$(4,987)

See accompanying notes to condensed consolidated financial statements.

LIFELOCK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2014 (Restated)	2013 (Restated)
Operating activities
Net loss	$(5,793)	$(4,987)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,165	6,360
Share-based compensation	8,927	5,002
Provision for doubtful accounts	300	95
Amortization of premium on marketable securities	732	—
Deferred income tax benefit	(4,050)	(148)
Other	2	4
Changes in operating assets and liabilities:
Trade and other receivables	(2,189)	(3,244)
Prepaid expenses and other current assets	(1,465)	(470)
Other non-current assets	505	432
Accounts payable	2,052	(134)
Accrued expenses and other liabilities	7,828	3,179
Deferred revenue	29,711	25,089
Other non-current liabilities	1,288	2,408
Net cash provided by operating activities	46,013	33,586
Investing activities
Acquisition of property and equipment	(7,662)	(3,652)
Purchase of marketable securities	(19,662)	—
Maturities of marketable securities	18,990	—
Net cash used in investing activities	(8,334)	(3,652)
Financing activities
Proceeds from share based compensation plans	5,501	5,753
Payments for employee tax withholdings related to restricted stock	(441)	—
Payments for debt issuance costs	—	(440)
Net cash provided by financing activities	5,060	5,313
Net increase in cash and cash equivalents	42,739	35,247
Cash and cash equivalents at beginning of period	123,911	134,197
Cash and cash equivalents at end of period	$166,650	$169,444

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

To correct this error, we have restated our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2014 and 2013.  The correction of this error resulted in a decrease in our share-based compensation expense for the three months ended June 30, 2014 and 2013 of $2,120 and $787, respectively, and, accordingly, our net loss for the three months ended June 30, 2014 and 2013 decreased by $1,302 and $620, respectively (including a reduction of income tax benefit for such periods of $818 and $167, respectively).  This also resulted in a decrease in our share-based compensation expense for the six months ended June 30, 2014 and 2013 of $3,594 and $1,259, respectively, and, accordingly, our net loss for the six months ended June 30, 2014 and 2013 decreased by $2,176 and $1,195, respectively (including a reduction of income tax benefit for such periods of $1,418 and $64, respectively).

In a separate matter, unrelated to the error corrections described above, we have also reflected certain purchase price adjustments to our consolidated balance sheet as of December 31, 2013 related to our acquisition of Lemon, Inc., or Lemon, which we previously disclosed in our Form 10-Q for the quarter ended June 30, 2014. ASC 805-10-25-16 requires that adjustments to provisional amounts of assets and liabilities recognized in a business combination be made as if the accounting for the business combination had been completed at the acquisition date and that the financial statements be revised accordingly.  As such, we recorded a decrease in deferred tax assets, net – non-current and an increase to goodwill, which has been reflected in the December 31, 2013 balances of deferred tax assets, net – non-current and goodwill in the consolidated balance sheet as of December 31, 2013.

The following tables present the effect of the financial statement restatement adjustments on our previously reported condensed consolidated financial statements as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013:

	As of June 30, 2014
	As Previously Reported	Adjustment	As Restated
Condensed Consolidated Balance Sheets	(in thousands)
Deferred tax assets, net	$18,585	$(1,418)	$17,167
Total current assets	255,133	(1,418)	253,715
Deferred tax assets, net - noncurrent	34,796	(1,585)	33,211
Total assets	513,933	(3,003)	510,930
Additional paid-in capital	487,240	(7,183)	480,057
Accumulated deficit	(175,523)	4,180	(171,343)
Total stockholders’ equity	311,803	(3,003)	308,800

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Condensed Consolidated Statements of Operations	(in thousands, except per share data)
Cost of services	$29,536	$(145)	$29,391	$25,227	$(33)	$25,194
Gross profit	86,177	145	86,322	64,293	33	64,326
Sales and marketing	58,774	(421)	58,353	43,248	(76)	43,172
Technology and development	13,524	(598)	12,926	10,370	(191)	10,179
General and administrative	16,329	(956)	15,373	10,900	(487)	10,413
Total costs and expenses	90,858	(1,975)	88,883	66,484	(754)	65,730
Loss from operations	(4,681)	2,120	(2,561)	(2,191)	787	(1,404)
Loss before provision for income taxes	(4,719)	2,120	(2,599)	(2,244)	787	(1,457)
Income tax benefit	(1,919)	818	(1,101)	(179)	167	(12)
Net loss	(2,800)	1,302	(1,498)	(2,065)	620	(1,445)
Basic earnings per share	$(0.03)	$0.01	$(0.02)	$(0.02)	$-	$(0.02)
Diluted earnings per share	$(0.03)	$0.01	$(0.02)	$(0.02)	$-	$(0.02)

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Condensed Consolidated Statements of Operations	(in thousands)
Cost of services	$59,603	$(255)	$59,348	$49,031	$(47)	$48,984
Gross profit	163,696	255	163,951	122,583	47	122,630
Sales and marketing	115,621	(729)	114,892	85,041	(131)	84,910
Technology and development	26,672	(1,017)	25,655	19,394	(292)	19,102
General and administrative	30,301	(1,593)	28,708	20,323	(789)	19,534
Total costs and expenses	177,056	(3,339)	173,717	128,690	(1,212)	127,478
Loss from operations	(13,360)	3,594	(9,766)	(6,107)	1,259	(4,848)
Loss before provision for income taxes	(13,436)	3,594	(9,842)	(6,211)	1,259	(4,952)
Income tax (benefit) expense	(5,467)	1,418	(4,049)	(29)	64	35
Net loss	(7,969)	2,176	(5,793)	(6,182)	1,195	(4,987)
Basic earnings per share	$(0.09)	$0.03	$(0.06)	$(0.07)	$0.01	$(0.06)
Diluted earnings per share	$(0.09)	$0.03	$(0.06)	$(0.07)	$0.01	$(0.06)

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Condensed Consolidated Statements of Cash Flows	(in thousands)
Net loss	$(7,969)	$2,176	$(5,793)	$(6,182)	$1,195	$(4,987)
Share-based compensation	12,521	(3,594)	8,927	6,261	(1,259)	5,002
Deferred income tax benefit	(5,468)	1,418	(4,050)	(212)	64	(148)

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

3. Business Combinations

Acquisition of Lemon

On December 11, 2013, we acquired Lemon, a mobile wallet innovator. In connection with this acquisition, we launched our new LifeLock mobile application. The aggregate purchase price consisted of approximately $42,369 of cash paid at the closing (net of cash acquired of $3,315).  We allocated the total purchase consideration to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition, as determined by management, and, with respect to identifiable intangible assets, by management with the assistance of a valuation provided by a third-party valuation firm. We recorded the excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed as goodwill in our consumer segment.

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

5. Stockholders’ Equity (Restated)

Share-Based Compensation

We issue share-based awards to our employees in the form of stock options, restricted stock units, and restricted stock. We also have our Employee Stock Purchase Plan, or ESPP. The following table summarizes the components of share-based compensation expense included in our condensed consolidated statements of operations for the three- and six-month periods ended June 30:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014 (Restated)	2013 (Restated)	2014 (Restated)	2013 (Restated)
	(in thousands)		(in thousands)
Cost of services	$344	$173	$577	$365
Sales and marketing	888	310	1,474	588
Technology and development	1,344	633	2,898	1,047
General and administrative	2,350	1,634	3,978	3,002
Total share-based compensation	$4,926	$2,750	$8,927	$5,002

Unrecognized share-based compensation expenses totaled $55,746 (restated) as of June 30, 2014, which we expect to recognize over a weighted-average time period of 3.2 years.

Stock Warrants

As of June 30, 2014, we had the following warrants to purchase common stock outstanding:

Expiration Date	Shares	Exercise Price
October 3, 2016	2,334,044	0.70
December 19, 2014	166,666	4.50

6. Fair Value Measurements

As of June 30, 2014 and December 31, 2013, the fair value of our financial assets was as follows:

	Level 1	Level 2	Level 3	Total
June 30, 2014
Assets:
Commercial paper (1)	$—	$45,156	$—	$45,156
Money market funds (1)	60,054	—	—	60,054
Corporate bonds (2)	—	35,897	—	35,897
Municipal bonds (3)	—	13,175	—	13,175
Certificates of deposit (2)	—	498	—	498
Total assets measured at fair value	$60,054	$94,726	$—	$154,780
December 31, 2013
Assets:
Commercial paper (1)	$—	$45,110	$—	$45,110
Money market funds (1)	911	—	—	911
Corporate bonds (2)	—	37,371	—	37,371
Municipal bonds (2)	—	10,819	—	10,819
Certificates of deposit (2)	—	498	—	498
Total assets measured at fair value	$911	$93,798	$—	$94,709
(1)	Classified in cash and cash equivalents
(2)	Classified in marketable securities
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

7. Net Loss Per Share (Restated)

The following table sets forth the computation of basic and diluted net loss per share for the three- and six-month periods ended June 30:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014 (Restated)	2013 (Restated)	2014 (Restated)	2013 (Restated)
Net loss	$(1,498)	$(1,445)	$(5,793)	$(4,987)
Denominator (basic and diluted):
Weighted average common shares outstanding	92,471,009	87,532,810	92,188,591	87,088,642
Net loss per share:
Basic	$(0.02)	$(0.02)	$(0.06)	$(0.06)
Diluted	$(0.02)	$(0.02)	$(0.06)	$(0.06)

For the three- and six-month periods ended June 30, 2014 and 2013, potentially dilutive securities are not included in the calculation of diluted loss per share as their impact would be anti-dilutive. The following weighted-average number of outstanding stock options, restricted stock units and restricted stock awards, common equivalent shares from stock warrants, and shares purchased under our ESPP were excluded from the computation of diluted net loss per share for the three- and six-month periods ended June 30:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014 (Restated)	2013 (Restated)	2014 (Restated)	2013 (Restated)
Stock options outstanding	3,158,284	5,028,391	4,130,464	5,337,437
Restricted stock units and awards	116,119	62,299	218,577	64,436
Common equivalent shares from stock warrants	2,326,302	2,262,543	2,356,681	2,292,039
Shares purchased under ESPP	7,063	—	29,190	—
	5,607,768	7,353,233	6,734,912	7,693,912

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

Financial information about our segments during the three-month period ended June 30, 2014 and as of June 30, 2014 was as follows (restated):

	Consumer	Enterprise	Eliminations	Total
Revenue:
External customers	$109,338	$6,375	$—	$115,713
Intersegment revenue	—	1,635	(1,635)	—
Income (loss) from operations	1,470	(4,031)	—	(2,561)
Goodwill	99,805	59,537	—	159,342
Total assets	402,806	108,686	(562)	510,930

Loss from operations in our consumer and enterprise segments for the three-month period ended June 30, 2014 includes amortization of acquired intangible assets of $265 and $1,966, respectively.

Financial information about our segments during the six-month period ended June 30, 2014 was as follows (restated):

	Consumer	Enterprise	Eliminations	Total
Revenue:
External customers	$210,333	$12,966	$—	$223,299
Intersegment revenue	—	3,149	(3,149)	—
Loss from operations	(1,798)	(7,968)	—	(9,766)

Loss from operations in our consumer and enterprise segments for the six-month period ended June 30, 2014 includes amortization of acquired intangible assets of $530 and $3,932, respectively.

Financial information about our segments during the three-month period ended June 30, 2013 and as of December 31, 2013 was as follows (restated):

	Consumer	Enterprise	Eliminations	Total
Revenue:
External customers	$82,574	$6,946	$—	$89,520
Intersegment revenue	—	1,307	(1,307)	—
Income (loss) from operations	1,433	(2,837)	—	(1,404)
Goodwill	99,805	59,537	—	159,342
Total assets	348,000	114,146	(481)	461,665

Loss from operations in our enterprise segment for the three-month period ended June 30, 2013 includes amortization of acquired intangible assets of $1,966.

Financial information about our segments during the six-month period ended June 30, 2013 was as follows (restated):

	Consumer	Enterprise	Eliminations	Total
Revenue:
External customers	$157,667	$13,947	$—	$171,614
Intersegment revenue	—	2,544	(2,544)	—
Income (loss) from operations	1,204	(6,052)	—	(4,848)

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

9. Income Taxes (Restated)

Income taxes for the interim periods presented have been included in the accompanying condensed consolidated financial statements on the basis of an estimated annual effective tax rate.  Based on an estimated annual effective tax rate and discrete items, the estimated income tax benefit from operations for the three- and six-month periods ended June 30, 2014 was approximately $1,101 (restated) and $4,049 (restated), respectively.  For the three- and six-month periods ended June 30, 2013, the estimated income tax (benefit) expense from operations was $(12) (restated) and $35 (restated), respectively.  The determination of the interim period income tax provision utilizes the effective tax rate method, which requires us to estimate certain annualized components of the calculation of the income tax provision, including the annual effective tax rate by entity and jurisdiction.

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

Restatement

As discussed in the Explanatory Note to this Form 10-Q/A and in Note 2 to the accompanying unaudited condensed consolidated financial statements, we are restating our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2014 and 2013.  The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts.  For this reason, the data set forth in this Item 2 may not be comparable to the discussion and data in our previously filed Quarterly Report on Form 10-Q for the three months ended June 30, 2014.

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

Our revenue grew from $89.5 million for the three-month period ended June 30, 2013 to $115.7 million for the three-month period ended June 30, 2014, an increase of 29%, including year-over-year growth within our consumer segment of 32%. We generated a loss from operations of $2.6 million (restated) and a net loss of $1.5 million (restated) for the three-month period ended June 30, 2014.

Our revenue grew from $171.6 million for the six-month period ended June 30, 2013 to $223.3 million for the six-month period ended June 30, 2014, an increase of 30%, including year-over-year growth within our consumer segment of 33%. We generated a loss from operations of $9.8 million (restated) and a net loss of $5.8 million (restated) for the six-month period ended June 30, 2014.

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

Key Operating Metrics

The following table summarizes our key operating metrics for the three- and six-month periods ended June 30:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except percentages and per member data)		(in thousands, except percentages and per member data)
	(Unaudited)		(Unaudited)
Cumulative ending members	3,388	2,760	3,388	2,760
Gross new members	304	230	648	480
Member retention rate	87.2%	87.4%	87.2%	87.4%
Average cost of acquisition per member (restated)	$182	$175	$168	$165
Monthly average revenue per member	$10.99	$10.18	$10.90	$10.00
Enterprise transactions	54,547	48,325	107,256	106,808

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

Average cost of acquisition per member. We calculate average cost of acquisition per member as our sales and marketing expense for our consumer segment during the relevant period divided by our gross new members for the period. A number of factors may influence this metric, including shifts in the mix of our media spend. For example, when we engage in marketing efforts to build our brand, our cost of acquisition per member increases in the short term with the expectation that it will decrease over the long term. In addition, when we introduce new partnerships in our embedded product channel, such as our partnership with AOL in the fourth quarter of 2011, our average cost of acquisition per member decreases due to the volume of members that enroll in our consumer services in a relatively short period of time. We monitor average cost of acquisition per member to evaluate the efficiency of our marketing programs in acquiring new members. For the three-month period ended June 30, 2014, our average cost of acquisition per member was $182 (restated), up from $175 (restated) for the three-month period ended June 30, 2013. For the six-month period ended June 30, 2014, our average cost of acquisition per member was $168 (restated), up from $165 (restated) for the six-month period ended June 30, 2013. Our member retention rate and the increasing monthly average revenue per member, primarily from the continued penetration of our LifeLock Ultimate service, results in a higher lifetime value of a member relationship, which enables us to absorb a higher average cost of acquisition per member.

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

Adjusted Net Income

Adjusted net income is a non-GAAP financial measure that we calculate as net income (loss) excluding amortization of acquired intangible assets, share-based compensation, income tax benefits and expenses resulting from changes in our deferred tax assets, and acquisition related expenses.  Historically, in calculating adjusted net income, we also excluded changes in fair value of warrant liabilities and change in fair value of embedded derivatives in the periods in which those items occurred. We do not currently have any warrant liabilities or embedded derivatives; accordingly, we will only include those items of income and expense in our reconciliation of adjusted net income for period-over-period comparisons.  We have included adjusted net income in this Form 10-Q/A because it is a key measure used by us to understand and evaluate our core operating performance and trends. In particular, the exclusion of certain expenses in calculating adjusted net income can provide a useful measure for period-to-period comparisons of our core business.

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

Because of these limitations, you should consider adjusted net income alongside other financial performance measures, including various cash flow metrics, net loss, and our other GAAP results. The following table presents a reconciliation of net loss to adjusted net income for applicable items of income and expense that impacted each of the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014 (Restated)	2013 (Restated)	2014 (Restated)	2013 (Restated)
	(in thousands)		(in thousands)
Reconciliation of Net Loss to Adjusted Net Income:
Net loss	$(1,498)	$(1,445)	$(5,793)	$(4,987)
Amortization of acquired intangible assets	2,231	1,966	4,462	3,932
Share-based compensation	4,926	2,750	8,927	5,002
Deferred income tax benefit	(1,099)	(45)	(4,050)	(148)
Adjusted net income	$4,560	$3,226	$3,546	$3,799

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

Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss, and our other GAAP results. The following table presents a reconciliation of net loss to adjusted EBITDA for applicable items of income and expense that impacted each of the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014 (Restated)	2013 (Restated)	2014 (Restated)	2013 (Restated)
	(in thousands)		(in thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(1,498)	$(1,445)	$(5,793)	$(4,987)
Depreciation and amortization	4,304	3,289	8,165	6,360
Share-based compensation	4,926	2,750	8,927	5,002
Interest expense	88	79	175	146
Interest income	(56)	(26)	(116)	(46)
Other expense	6	-	17	4
Income tax benefit	(1,101)	(12)	(4,049)	35
Adjusted EBITDA	$6,669	$4,635	$7,326	$6,514

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

Cost of Services and Gross Profit

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2014 (Restated)	2013 (Restated)	% Change	2014 (Restated)	2013 (Restated)	% Change
	(in thousands)			(in thousands)
Cost of services	$29,391	$25,194	16.7%	$59,348	$48,984	21.2%
Percentage of revenue	25.4%	28.1%		26.6%	28.5%
Gross profit	$86,322	$64,326	34.2%	$163,951	$122,630	33.7%
Percentage of revenue	74.6%	71.9%		73.4%	71.5%

Gross profit for the three-month period ended June 30, 2014 was $86.3 million, or 74.6% of revenue, an increase of $22.0 million, or 34%, over gross profit of $64.3 million, or 71.9% of revenue, for the three-month period ended June 30, 2013. The increase in our gross profit resulted primarily from increased revenue associated with the growth in the number of our members and increased monthly average revenue per member. The increase in our gross margin is attributable to efficiencies in our member services organization and scalability within certain third-party fulfillment contracts as our member base continued to grow.

Gross profit for the six-month period ended June 30, 2014 was $164.0 million, or 73.4% of revenue, an increase of $41.3 million, or 34%, over gross profit of $122.6 million, or 71.5% of revenue, for the six-month period ended June 30, 2013.   The increase in gross profit resulted primarily from increased revenue associated with the growth in the number of our members and increased monthly average revenue per member.

Sales and Marketing

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2014 (Restated)	2013 (Restated)	% Change	2014 (Restated)	2013 (Restated)	% Change
	(in thousands)			(in thousands)
Sales and marketing	$58,353	$43,172	35.2%	$114,892	$84,910	35.3%
Percentage of revenue	50.4%	48.2%		51.5%	49.5%

Sales and marketing expenses for the three-month period ended June 30, 2014 were $58.4 million, or 50.4% of revenue, compared with $43.2 million, or 48.2% of revenue, for the three-month period ended June 30, 2013. The increase in our sales and marketing expenses resulted from increases in our advertising expenses, external sales commissions, and personnel costs, specifically non-cash share-based compensation. The increase in our sales and marketing expenses reflected our investment to drive new membership growth, our continued advertising of our LifeLock Ultimate service, and our efforts to highlight the growing identity theft issue and to educate consumers.

Sales and marketing expenses for the six-month period ended June 30, 2014 were $114.9 million, or 51.5% of revenue, compared with $84.9 million, or 49.5% of revenue, for the six-month period ended June 30, 2013. We continue to invest heavily in our sales and marketing initiatives to highlight our services and educate consumers on identity theft in an effort to drive new membership growth.  Increases in external sales commissions and personnel costs, specifically non-cash share based compensation, also contributed to the increase in sales and marketing expenses for the six-month period ended June 30, 2014.

Technology and Development

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2014 (Restated)	2013 (Restated)	% Change	2014 (Restated)	2013 (Restated)	% Change
	(in thousands)			(in thousands)
Technology and development	$12,926	$10,179	27.0%	$25,655	$19,102	34.3%
Percentage of revenue	11.2%	11.4%		11.5%	11.1%

Technology and development expenses for the three-month period ended June 30, 2014 were $12.9 million, or 11.2% of revenue, compared with $10.2 million, or 11.4% of revenue, for the three-month period ended June 30, 2013. The increase in our technology and development expenses resulted primarily from increases in our personnel costs, as we continue to invest in the talent within the organization.

Technology and development expenses for the six-month period ended June 30, 2014 were $25.7 million, or 11.5% of revenue, compared with $19.1 million, or 11.1% of revenue, for the six-month period ended June 30, 2013. The increase in our technology and development expenses resulted primarily from increases in our personnel costs.

General and Administrative

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2014 (Restated)	2013 (Restated)	% Change	2014 (Restated)	2013 (Restated)	% Change
	(in thousands)			(in thousands)
General and administrative	$15,373	$10,413	47.6%	$28,708	$19,534	47.0%
Percentage of revenue	13.3%	11.6%		12.9%	11.4%

General and administrative expenses for the three-month period ended June 30, 2014 were $15.4 million, or 13.3% of revenue, compared with $10.4 million, or 11.6% of revenue, for the three-month period ended June 30, 2013. The increase in general and administrative expenses resulted primarily from additional costs associated with our regulatory compliance, acquisition integration and related intellectual property audits, the expansion of our office facilities, and additional personnel costs, primarily non-cash share-based compensation.

General and administrative expenses for the six-month period ended June 30, 2014 were $28.7 million, or 12.9% of revenue, compared with $19.5 million, or 11.4% of revenue, for the six-month period ended June 30, 2013. The increase in general and administrative expenses resulted primarily from additional costs associated with our regulatory compliance, acquisition integration and related intellectual property audits, the expansion of our office facilities, and additional personnel costs, primarily non-cash share-based compensation.

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

Income Tax Benefit

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2014 (Restated)	2013 (Restated)	% Change	2014 (Restated)	2013 (Restated)	% Change
	(in thousands)			(in thousands)
Income tax (benefit) expense	$(1,101)	$(12)	9075.0%	$(4,049)	$35	-11668.6%
Effective tax rate	43.0%	0.9%		41.5%	-0.7%

Income tax benefit for the three-month period ended June 30, 2014 was $1.1 million compared with an income tax benefit of less than $0.1 million for the three-month period ended June 30, 2013. Income tax benefit for the six-month period ended June 30, 2014 was $4.0 million compared with an income tax benefit of less than $0.1 million for the six-month period ended June 30, 2013. In the fourth quarter of 2013, in consideration of all available positive and negative evidence, including our historical operating results, current financial condition, and potential future taxable income, we released substantially all of our valuation allowance on our deferred tax assets.  As such, for the three- and six-month periods ended June 30, 2014, our effective tax rate approximated the U.S. federal statutory tax rate plus the impact of state taxes.

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

Operating Activities

For the six-month period ended June 30, 2014, operating activities generated $46.0 million in cash as a result of a net loss of $5.8 million (restated), adjusted by non-cash items such as depreciation and amortization of $8.2 million, share-based compensation of $8.9 million (restated), provision for doubtful accounts of $0.3 million, amortization of premium on marketable securities of $0.7 million, and a deferred income tax benefit of $4.0 million (restated). An increase in deferred revenue related to the overall growth of our business provided operating cash of $29.7 million and we had an increase in operating cash as a result of changes in other operating assets and liabilities of $8.0 million.

For the six-month period ended June 30, 2013, operating activities generated $33.6 million in cash as a result of a net loss of $5.0 million (restated), adjusted by non-cash items such as depreciation and amortization of $6.4 million and share-based compensation of $5.0 million (restated), and a deferred income tax benefit of $0.2 million (restated). An increase in deferred revenue related to the overall growth of our business provided operating cash of $25.1 million and we had an increase in operating cash as a result of changes in other operating assets and liabilities of $2.2 million.

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

The Senior Credit Facility requires us to maintain certain financial covenants. In addition, the Senior Credit Facility requires us to maintain all material proprietary databases and software with a third-party escrow agent in accordance with an escrow agreement that we reaffirmed in connection with the Senior Credit Facility. The Senior Credit Facility also contains certain affirmative and negative covenants limiting, among other things, additional liens and indebtedness, investments and distributions, mergers and acquisitions, liquidations, dissolutions, sales of assets, prepayments and modification of debt instruments, transactions with affiliates, and other matters customarily restricted in such agreements. The Senior Credit Facility also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross defaults to other contractual agreements, events of bankruptcy and insolvency, and a change of control. As of June 30, 2014, we were in compliance with all financial covenants under the Senior Credit Facility.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of

June 30, 2014.  Based on such evaluation at the time of the Original Filing on July 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were effective.

Subsequent to that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the deficiency in the control over the calculation of the volatility assumption within the Black-Scholes option pricing model used to compute our share-based compensation expense that management concluded was a material weakness, as described in Item 9A, Controls and Procedures – “Management’s Annual Report on Internal Control over Financial Reporting” included in the Form 10-K/A, also existed as of June 30, 2014.  As a result, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2014.

In light of the material weakness referred to above, we performed additional analyses and procedures in order to conclude that our unaudited condensed consolidated financial statements in this Form 10-Q/A for the quarter ended June 30, 2014 are fairly presented, in all material respects, in accordance with US GAAP.

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

There have been no material changes to the Risk Factors described under “Part I – Item 1A. Risk Factors” in our Form 10-K/A, other than the risk factor entitled “We are subject to extensive government regulation, which could impede our ability to market and provide our services and have a material adverse effect on our business,” which is amended and restated in its entirety below:

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2014 – April 30, 2014	—	—	—	—
May 1, 2014 – May 31, 2014	—	—	—	—
June 1, 2014 – June 30, 2014	3,429	$13.69	—	—

Item 6. Exhibits.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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