Form 10-Q
period 2014-09-30
LIFELOCK, INC.
filed 2014-11-10
CIK 1383871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 31, 2014, there were outstanding 93,595,046 shares of the registrant’s common stock, $0.001 par value.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q contains restated unaudited condensed consolidated financial statements and related disclosures for the three and nine month periods ended September 30, 2013. Details are discussed below and in Note 2 to the accompanying unaudited condensed consolidated financial statements.

Restatement Background

On November 5, 2014, the Audit Committee of our Board of Directors (the “Audit Committee”), after discussion with management and Ernst & Young LLP (“EY”), our independent registered public accounting firm, determined that the following financial statements previously filed with the Securities and Exchange Commission (the “SEC”) should no longer be relied upon: (1) the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013; (2) the unaudited condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013, June 30, 2013, and September 30, 2013; and (3) the unaudited condensed consolidated financial statements included our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014.

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

As a result of this error, we have restated our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2013.  This resulted in a decrease in our share-based compensation expense for the three and nine months ended September 30, 2013 of approximately $1.1 million and approximately $2.3 million, respectively, and, accordingly, our net income for the three months ended September 30, 2013 increased by approximately $1.0 million (including an increase in income tax expense for such period of approximately $39 thousand) and our net loss for the nine-months ended September 30, 2013 decreased by approximately $2.2 million (including an increase of income tax expense for such period of approximately $0.1 million).  As share-based compensation expense is a non-cash item, there was no impact to net cash provided by operating activities and there was no impact on our previously reported amounts for adjusted net income, adjusted EBITDA, and free cash flow.

A detailed discussion of the impact of the error is contained in Note 2 to the notes to our audited consolidated financial statements in Part II, Item 8 of our Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC concurrently herewith (the “Form 10-K/A”).

Internal Control Consideration

Our management has determined that there was a control deficiency in our internal control over financial reporting that constitutes a material weakness, as discussed in Part I, Item 4 of this Form 10-Q.  A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.  For a discussion of management’s consideration of our disclosure controls and procedures and the material weakness identified, see Part I, Item 4 included in this Form 10-Q.

LIFELOCK, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2014

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

LIFELOCK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2014	December 31, 2013 (Restated)
Assets
Current assets:
Cash and cash equivalents	$128,629	$123,911
Marketable securities	109,706	48,688
Trade and other receivables, net	8,863	10,906
Deferred tax assets, net	13,304	13,117
Prepaid expenses and other current assets	7,662	6,961
Total current assets	268,164	203,583
Property and equipment, net	21,663	16,504
Goodwill	159,342	159,342
Intangible assets, net	40,520	47,213
Deferred tax assets, net – noncurrent	33,148	33,211
Other non-current assets	5,432	1,812
Total assets	$528,269	$461,665
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,532	$2,422
Accrued expenses and other liabilities	46,051	34,926
Deferred revenue	145,848	119,106
Total current liabilities	199,431	156,454
Other non-current liabilities	6,256	4,640
Total liabilities	205,687	161,094
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 300,000,000 authorized at September 30, 2014 and December 31, 2013; 93,275,288 and 91,441,771 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	93	91
Preferred stock, $0.001 par value, 10,000,000 shares authorized and no shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	—	—
Additional paid-in capital	488,464	466,046
Accumulated other comprehensive loss	(84)	(18)
Accumulated deficit	(165,891)	(165,548)
Total stockholders’ equity	322,582	300,571
Total liabilities and stockholders’ equity	$528,269	$461,665

See accompanying notes to condensed consolidated financial statements.

LIFELOCK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013 (Restated)	2014	2013 (Restated)
Revenue:
Consumer revenue	$116,115	$88,386	$326,448	$246,053
Enterprise revenue	6,916	7,353	19,882	21,300
Total revenue	123,031	95,739	346,330	267,353
Cost of services	30,327	24,887	89,675	73,870
Gross profit	92,704	70,852	256,655	193,483
Costs and expenses:
Sales and marketing	51,818	40,423	166,710	125,334
Technology and development	12,341	10,462	37,996	29,564
General and administrative	16,781	11,265	45,489	30,799
Amortization of acquired intangible assets	2,231	1,966	6,693	5,898
Total costs and expenses	83,171	64,116	256,888	191,595
Income (loss) from operations	9,533	6,736	(233)	1,888
Other income (expense):
Interest expense	(89)	(82)	(264)	(228)
Interest income	73	29	189	75
Other	(134)	(7)	(151)	(11)
Total other expense	(150)	(60)	(226)	(164)
Income (loss) before provision for income taxes	9,383	6,676	(459)	1,724
Income tax (benefit) expense	3,933	210	(116)	245
Net income (loss)	$5,450	$6,466	$(343)	$1,479
Net income (loss) per share:
Basic	$0.06	$0.07	$(0.00)	$0.02
Diluted	$0.06	$0.07	$(0.00)	$0.02
Weighted-average common shares outstanding used in computing net income (loss) per share:
Basic	92,925	89,318	92,437	87,841
Diluted	98,524	96,498	92,437	95,412

See accompanying notes to condensed consolidated financial statements.

LIFELOCK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013 (Restated)	2014	2013 (Restated)
Net income (loss)	$5,450	$6,466	$(343)	$1,479
Other comprehensive loss, net of tax
Unrealized loss on marketable securities	(78)	(43)	(66)	(43)
Comprehensive income (loss)	$5,372	$6,423	$(409)	$1,436

See accompanying notes to condensed consolidated financial statements.

LIFELOCK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2014	2013 (Restated)
Operating activities
Net income (loss)	$(343)	$1,479
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,259	9,484
Share-based compensation	13,229	7,933
Provision for doubtful accounts	333	220
Amortization of premiums on marketable securities	1,213	18
Deferred income tax benefit	(124)	84
Other	39	10
Changes in operating assets and liabilities:
Trade and other receivables	566	(3,698)
Prepaid expenses and other current assets	(701)	413
Other non-current assets	716	380
Accounts payable	5,282	831
Accrued expenses and other liabilities	11,303	5,993
Deferred revenue	26,742	24,939
Other non-current liabilities	1,617	3,741
Net cash provided by operating activities	72,131	51,827
Investing activities
Acquisition of property and equipment	(11,127)	(5,264)
Purchases of marketable securities	(95,686)	(24,247)
Maturities of marketable securities	34,418	—
Purchases of company-owned life insurance policies	(4,337)	—
Net cash used in investing activities	(76,732)	(29,511)
Financing activities
Proceeds from share-based compensation plans	9,704	11,815
Proceeds from warrant exercises	375	—
Payments for employee tax withholdings related to restricted stock	(760)	—
Payments for debt issuance costs	—	(440)
Net cash provided by financing activities	9,319	11,375
Net increase in cash and cash equivalents	4,718	33,691
Cash and cash equivalents at beginning of period	123,911	134,197
Cash and cash equivalents at end of period	$128,629	$167,888

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Form 10-K/A for the fiscal year ended December 31, 2013.

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

To correct this error, we have restated our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2013.  The correction of this error resulted in a decrease in our share-based compensation for the three and nine months ended September 30, 2013 by $1,078 and $2,337, respectively, and, accordingly, our net income for the three months ended September 30, 2013 increased by $1,039 (including an increase in income tax expense for such period of approximately $39) and our net loss for the nine months ended September 30, 2013 decreased by $2,234(including an increase of income tax expense for such period of $103).

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

The following tables present the effect of the financial statement restatement adjustments on our previously reported condensed consolidated financial statements for the three- and nine-month periods ended September 30, 2013.

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Condensed Consolidated Statements of Operations	(in thousands, except per share data)
Cost of services	$24,935	$(48)	$24,887	$73,965	$(95)	$73,870
Gross profit	70,804	48	70,852	193,388	95	193,483
Sales and marketing	40,609	(186)	40,423	125,651	(317)	125,334
Technology and development	10,734	(272)	10,462	30,128	(564)	29,564
General and administrative	11,837	(572)	11,265	32,160	(1,361)	30,799
Total costs and expenses	65,146	(1,030)	64,116	193,837	(2,242)	191,595
Income (loss) from operations	5,658	1,078	6,736	(449)	2,337	1,888
Income (loss) before provision for income taxes	5,598	1,078	6,676	(613)	2,337	1,724
Income tax expense	171	39	210	142	103	245
Net income (loss)	5,427	1,039	6,466	(755)	2,234	1,479
Basic earnings per share	$0.06	$0.01	$0.07	$(0.01)	$0.03	$0.02
Diluted earnings per share	$0.06	$0.01	$0.07	$(0.01)	$0.03	$0.02

	Nine Months Ended September 30, 2013
	As Previously Reported	Adjustment	As Restated
Condensed Consolidated Statements of Cash Flows:	(in thousands)
Net income (loss)	$(755)	$2,234	$1,479
Share-based compensation	10,270	(2,337)	7,933
Deferred income tax benefit	(19)	103	84

As the adjustment to correct the error in share-based compensation expense was a non-cash transaction, there was no impact on cash flows provided by or used in operating activities, investing activities, or financing activities.

Significant Accounting Policies

There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Form 10-K/A for the fiscal year ended December 31, 2013.

Company-Owned Life Insurance

We hold whole life insurance on certain members of our executive management team, or the Company-Owned Life Insurance, pursuant to which we are protected against the loss of talent, expertise, and knowledge of those certain executives.  The policies for the Company-Owned Life Insurance have an Exchange to Term Insurance Endorsement that permits us, during the first five years of the policies, to exchange the policy to which the endorsement is attached for an annually renewable convertible term policy for the insured.  As such, for the first five years of the policies, the fair values of such policies represent the Exchange Credit Value.  Fair values of the Company-Owned Life Insurance are included in other non-current assets in the condensed consolidated balance sheets.  Changes in the Exchange Credit Value are included in other income (expense) in the condensed consolidated statements of operations.

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

In May 2014, the FASB issued ASU 2014-09, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. This guidance will be effective for us in the first quarter of our fiscal year ending December 31, 2017. Early adoption is not permitted. We are currently in the process of evaluating the impact of the adoption of this ASU on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  The standard explicitly requires management to assess an entity’s ability to continue as a going concern every reporting period, including interim periods, and to provide related footnote disclosures in certain circumstances.  ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for interim periods thereafter, with early adoption permitted.  We do not expect the adoption of ASU 2014-15 to have a significant impact on our consolidated financial statements.

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

We accounted for this acquisition using the acquisition method in accordance with Accounting Standards Codification, or ASC, 805, Business Combinations. Accordingly, we allocated the purchase price of the acquired assets and liabilities based on their estimated fair values as of the acquisition date as summarized in the following table:

Net assets assumed	$3,184
Deferred tax assets, net – noncurrent	8,706
Intangible assets acquired	3,880
Goodwill	29,914
Total purchase price consideration	$45,684

4. Marketable Securities

The following is a summary of marketable securities designated as available-for-sale as of September 30, 2014:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Corporate bonds	$97,327	$1	$(93)	$97,235
Municipal bonds	12,223	2	(4)	12,221
Certificates of deposit	250	—	—	250
Total marketable securities	$109,800	$3	$(97)	$109,706

All marketable securities are classified as current regardless of contractual maturity dates because we consider such investments to represent cash available for current operations.

As of September 30, 2014, we did not conclude that any of our marketable securities were other-than-temporarily impaired. When evaluating our marketable securities for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer, our ability and intent to hold the security, and whether it is more likely than not that we will be required to sell the investment before recovery of its cost basis.

The following is a summary of amortized cost and estimated fair value of marketable securities as of September 30, 2014, by maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Due in one year or less	$109,518	$3	$(97)	$109,424
Due after one year	282	—	—	282
Total marketable securities	$109,800	$3	$(97)	$109,706

The following is a summary of marketable securities designated as available-for-sale as of December 31, 2013:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Corporate bonds	$37,399	$1	$(29)	$37,371
Municipal bonds	10,820	2	(3)	10,819
Certificates of deposit	498	—	—	498
Total marketable securities	$48,717	$3	$(32)	$48,688

The following is a summary of amortized cost and estimated fair value of marketable securities as of December 31, 2013, by maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Due in one year or less	$47,398	$3	$(32)	$47,369
Due after one year	1,319	—	—	1,319
Total marketable securities	$48,717	$3	$(32)	$48,688

5. Stockholders’ Equity

Share-Based Compensation

We issue share-based awards to our employees in the form of stock options, restricted stock units, and restricted stock. We also have an Employee Stock Purchase Plan, or ESPP. The following table summarizes the components of share-based compensation expense included in our condensed consolidated statements of operations for the three- and nine-month periods ended September 30:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013 (Restated)	2014	2013 (Restated)
	(in thousands)		(in thousands)
Cost of services	$334	$162	$910	$527
Sales and marketing	761	387	2,235	975
Technology and development	867	782	3,766	1,829
General and administrative	2,340	1,600	6,318	4,602
Total share-based compensation	$4,302	$2,931	$13,229	$7,933

Unrecognized share-based compensation expenses totaled $49,760 as of September 30, 2014, which we expect to recognize over a weighted-average time period of 3.1 years.

Stock Warrants

As of September 30, 2014, we had the following warrants to purchase common stock outstanding:

Expiration Date	Shares	Exercise Price
December 19, 2014	83,333	$4.50
October 3, 2016	2,334,044	0.70

6. Fair Value Measurements

As of September 30, 2014 and December 31, 2013, the fair value of our financial assets was as follows:

	Level 1	Level 2	Level 3	Total
September 30, 2014
Assets:
Commercial paper (1)	$—	$54,370	$—	$54,370
Money market funds (1)	20,455	—	—	20,455
Corporate bonds (2)	—	97,235	—	97,235
Municipal bonds (2)	—	12,221	—	12,221
Certificates of deposit (2)	—	250	—	250
Total assets measured at fair value	$20,455	$164,076	$—	$184,531
December 31, 2013
Assets:
Commercial paper (1)	$—	$45,110	$—	$45,110
Money market funds (1)	911	—	—	911
Corporate bonds (2)	—	37,371	—	37,371
Municipal bonds (2)	—	10,819	—	10,819
Certificates of deposit (2)	—	498	—	498
Total assets measured at fair value	$911	$93,798	$—	$94,709
(1)	Classified in cash and cash equivalents.
(2)	Classified in marketable securities.

The fair values of our cash equivalents and available-for-sale securities included in the Level 1 and Level 2 categories are obtained from an independent pricing service, which uses a model driven valuation technique using observable market data or inputs corroborated by observable market data.

7. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share for the three- and nine-month periods ended September 30:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013 (Restated)	2014	2013 (Restated)
Net income (loss)	$5,450	$6,466	$(343)	$1,479
Denominator (basic):
Weighted average common shares outstanding	92,924,516	89,318,125	92,436,628	87,841,146
Denominator (diluted):
Weighted average common shares outstanding	92,924,516	89,318,125	92,436,628	87,841,146
Dilutive stock options outstanding	3,136,115	4,730,268	—	5,180,967
Dilutive restricted stock units and awards	152,357	126,563	—	89,053
Dilutive common equivalents from stock warrants	2,304,931	2,310,137	—	2,300,773
Dilutive shares purchased under ESPP	6,115	13,249	—	—
Weighted average common shares outstanding	98,524,034	96,498,342	92,436,628	95,411,939
Net income (loss) per share:
Basic	$0.06	$0.07	$(0.00)	$0.02
Diluted	$0.06	$0.07	$(0.00)	$0.02

For the nine-month periods ended September 30, 2014, potentially dilutive securities are not included in the calculation of diluted loss per share as their impact would be anti-dilutive. The following were excluded from the computation of diluted net loss per share for the nine-month period ended September 30, 2014:

Stock options outstanding	3,820,281
Restricted stock units and awards	254,981
Common equivalent shares from stock warrants	2,340,061
Shares purchased under ESPP	13,088
Total anti-dilutive shares	6,428,411

There were no potentially dilutive securities excluded from the calculation of diluted net income per share for the three-month periods ended September 30, 2014 and 2013, and the nine-month period ended September 30, 2013.

8. Segment Reporting

We operate our business and review and assess our operating performance using two reportable segments: our consumer segment and our enterprise segment. In our consumer segment, we offer proactive identity theft protection services to our members on an annual or monthly subscription basis. In our enterprise segment, we offer fraud and risk solutions to our enterprise customers.

Financial information about our segments during the three-month period ended September 30, 2014 and as of September 30, 2014 was as follows:

	Consumer	Enterprise	Eliminations	Total
Revenue
External customers	$116,115	$6,916	$—	$123,031
Intersegment revenue	—	1,718	(1,718)	—
Income (loss) from operations	12,703	(3,170)	—	9,533
Goodwill	99,805	59,537	—	159,342
Total assets	422,080	106,767	(578)	528,269

Income (loss) from operations in our consumer and enterprise segments for the three-month period ended September 30, 2014 includes amortization of acquired intangible assets of $265 and $1,966, respectively.

Financial information about our segments during the nine-month period ended September 30, 2014 was as follows:

	Consumer	Enterprise	Eliminations	Total
Revenue
External customers	$326,448	$19,882	$—	$346,330
Intersegment revenue	—	4,868	(4,868)	—
Income (loss) from operations	11,292	(11,525)	—	(233)

Income (loss) from operations in our consumer and enterprise segments for the nine-month period ended September 30, 2014 includes amortization of acquired intangible assets of $795 and $5,898, respectively.

Financial information about our segments during the three-month period ended September 30, 2013 and as of December 31, 2013 was as follows (restated):

	Consumer	Enterprise	Eliminations	Total
Revenue
External customers	$88,386	$7,353	$—	$95,739
Intersegment revenue	—	1,357	(1,357)	—
Income (loss) from operations	9,340	(2,604)	—	6,736
Goodwill	99,805	59,537	—	159,342
Total assets	348,000	114,146	(481)	461,665

Loss from operations in our enterprise segment for the three-month period ended September 30, 2013 includes amortization of acquired intangible assets of $1,966.

Financial information about our segments during the nine-month period ended September 30, 2013 was as follows (restated):

	Consumer	Enterprise	Eliminations	Total
Revenue
External customers	$246,053	$21,300	$—	$267,353
Intersegment revenue	—	3,901	(3,901)	—
Income (loss) from operations	10,544	(8,656)	—	1,888

Loss from operations in our enterprise segment for the nine-month period ended September 30, 2013 includes amortization of acquired intangible assets of $5,898.

We had no amortization of acquired intangible assets within our consumer segment for the three- and nine-month periods ended September 30, 2013, as our consumer segment did not have acquired intangible assets until our purchase of Lemon in December 2013.

We allocated goodwill between our segments by estimating the expected synergies to each segment.

We derive all of our revenue from sales in the United States, and substantially all of our long-lived assets are located in the United States.

9. Income Taxes

Income taxes for the interim periods presented have been included in the accompanying condensed consolidated financial statements on the basis of an estimated annual effective tax rate.  Based on an estimated annual effective tax rate and discrete items, the estimated income tax expense (benefit) from operations for the three- and nine-month periods ended September 30, 2014 was approximately $3,933 and $(116), respectively.  For the three- and nine-month periods ended September 30, 2013, the estimated income tax benefit from operations was $210 (restated) and $245 (restated), respectively.  The determination of the interim period income tax provision utilizes the effective tax rate method, which requires us to estimate certain annualized components of the calculation of the income tax provision, including the annual effective tax rate by entity and jurisdiction.

10. Contingencies

As part of our consumer services, we offer 24x7x365 member service support. If a member’s identity has been compromised, our member service team and remediation specialists will assist the member until the issue has been resolved. This includes our $1 million service guarantee, which is backed by an identity theft insurance policy, under which we will spend up to $1 million to cover certain third-party costs and expenses incurred in connection with the remediation, such as legal and investigatory fees. This insurance also covers certain out-of-pocket expenses, such as loss of income, replacement of fraudulent withdrawals, and costs associated with child and elderly care, travel, stolen purse/wallet, and replacement of documents. While we have reimbursed members for claims under this guarantee, the amounts in aggregate for the three- and nine-month periods ended September 30, 2014 and 2013 were not material.

On September 25, 2012, Denise Richardson filed a complaint against our company and Todd Davis in the United States District Court for the Southern District of Florida. Ms. Richardson claims that she was improperly classified as an independent contractor instead of an employee and that we breached the terms of an alleged employment agreement. Ms. Richardson claims she is entitled to equitable relief, compensatory damages, liquidated damages, statutory penalties, punitive damages, interest, costs, and attorneys’ fees. On March 31, 2014, our motion to dismiss was granted in part and denied in part with the court dismissing nine of the ten counts that were subject to the motion to dismiss, including the single count against Mr. Davis.  On April 23, 2014, Ms. Richardson filed an amended complaint against our company and Mr. Davis again claiming that she was improperly classified as an independent contractor instead of an employee and that we breached the terms of an alleged employment agreement. Ms. Richardson claims she is entitled to equitable relief, compensatory damages, liquidated damages, statutory penalties, punitive damages, interest, costs, and attorneys’ fees.  On April 29, 2014, Mr. Davis and we filed a motion to dismiss all but one of the counts in such amended complaint.     On June 11, 2014, Ms. Richardson filed a Notice of Voluntary Dismissal by which she voluntarily dismissed her ERISA claims against us, as well as her only claim against Mr. Davis. As to the remaining claims, the court denied our motion to dismiss on Sept. 23, 2014 and we answered the amended complaint on October 14, 2014. In addition, the court has entered a scheduling order setting forth certain applicable deadlines for the case including the completion of all discovery by June 19, 2015 and the filing of dispositive motions by July 31, 2015.  A status conference is scheduled in the case for July 17, 2015.

           On March 3, 2014, Dawn B. Bien, representing herself and seeking to represent a class of persons who acquired our securities from February 26, 2013 to February 19, 2014, inclusive, filed a complaint in United States District Court for the District of Arizona alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, against us, Todd Davis, and Chris Power.  We refer to this complaint as the Bien Complaint.  The Bien Complaint sought certification as a class action, compensatory damages, and attorneys’ fees and costs. On March 10, 2014, Joseph F. Scesny  also filed a class action complaint in the same court against the same parties that made substantively similar allegations and requested substantially similar relief as the Bien Complaint.  We refer to this complaint as the Scesny Complaint.  On June 16, 2014, the court consolidated the Scesny Complaint and the Bien Complaint into a single action captioned In re LifeLock, Inc. Securities Litigation.  The court also appointed a lead plaintiff and lead counsel.  On August 15, 2014, the lead plaintiff filed a Consolidated Amended Class Action Complaint against us, Mr. Davis, Mr. Power, and Hilary Schneider, or the Consolidated Amended Complaint, seeking to represent a class of persons who acquired our securities from February 26, 2013 to May 16, 2014, inclusive, or the  Class Period.  The Consolidated Amended Complaint alleges that we, along with Ms. Schneider and Messrs. Davis and Power, violated Sections 10(b) and 20(a) of the Exchange Act, by making materially false or misleading statements, or failing to disclose material facts regarding certain of our business, operational, and compliance policies, including with regard to certain of our services, our data security program, and our and Mr. Davis’ compliance with the Stipulated Final Judgment and Order for Permanent Injunction and Other Equitable Relief, entered into in March 2010 with the Federal Trade Commission, or the FTC Order, wherein we settled the allegations of the Federal Trade Commission, or the FTC, challenging certain of our advertising and marketing practices.   The Consolidated Amended Complaint alleges that, as a result, certain public statements made by Ms. Schneider and Messrs. Davis and Power during the Class Period, and certain of our financial statements issued during the Class Period, were false and misleading.  The Consolidated Amended Complaint seeks certification as a class action, compensatory damages, and attorneys’ fees and costs.  On September 15, 2014, we, along with Ms. Schneider and Messrs. Davis and Power, filed a motion to dismiss the Consolidated Amended Complaint.   Pursuant to the court’s order of September 17, 2014, a hearing on our motion to dismiss will be held on December 1, 2014.  On October 15, 2014, the lead plaintiff filed a Memorandum In Opposition to our motion to dismiss.

On March 13, 2014, we received a request from the FTC for documents and information related to our compliance with the FTC Order.   Prior to our receipt of the FTC’s request, we met with FTC Staff on January 17, 2014, at our request, to discuss issues regarding allegations that have been asserted in a whistleblower claim against us relating to our compliance with the FTC Order.  On October 29, 2014, we completed our responses to the FTC’s March 13, 2014 request for information along with the FTC’s subsequent requests for clarification regarding certain information that we previously submitted.  The FTC may request additional information or clarification on the information submitted or may request that we discuss with the FTC the issues relating thereto.

On March 20, 2014, Michael D. Peters filed a complaint in United States District Court for the District of Arizona against our company, Kim Jones, and Cristy Schaan.  Mr. Jones is not affiliated with us.  Ms. Schaan is our Chief Information Security

Officer.  In his complaint, Mr. Peters alleges that we violated the whistleblower protection provisions of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, by terminating Mr. Peters’ employment as a result of alleged disclosures that he made to us, and that Ms. Schaan defamed Mr. Peters.  Mr. Peters seeks from us two times his back pay, two times the value of certain stock options and bonus, moving expenses, damages for emotional harm and anxiety, damages for harm to reputation, litigation costs including attorneys’ fees, and interest, and sought from Ms. Schaan actual damages, punitive damages, and interest.  On April 21, 2014, we filed an answer, affirmative defenses, and counterclaims, answering Mr. Peters’ claim under the Sarbanes-Oxley Act and asserting counterclaims against Mr. Peters for fraud, negligent misrepresentation, breach of contract, and unjust enrichment, based on our allegations that we were induced to hire Mr. Peters by his false statements and misrepresentations regarding his employment history and seeking to recover actual and consequential damages, punitive damages, attorneys’ fees, and the $15 signing bonus paid to Mr. Peters.  Mr. Peters answered our counterclaims on May 7, 2014.  On April 21, 2014, we also filed a motion to dismiss Mr. Peters’ claim under the Dodd-Frank Act.  On April 25, 2014, Ms. Schaan filed a motion to dismiss Mr. Peters’ claim against her.  On June 2, 2014, Mr. Peters filed a motion for judgment on the pleadings directed to our unjust enrichment counterclaim, one of the four counterclaims we brought against Mr. Peters.   The court ruled on all of the pending motions on September 19, 2014.  Ms. Schaan’s motion to dismiss the defamation claim against her was granted and she was dismissed from the case. Our motion and the motion filed by Mr. Peters were denied. In addition, Mr. Peters dismissed his claim against Mr. Jones pursuant to a settlement. On October 3, 2014, we filed an amended answer responding to both of the claims Mr. Peters asserted against us. The parties must submit a proposed Case Management Plan and proposed Scheduling Order by January 5, 2015 and a scheduling conference is scheduled for January 13, 2015.

We are subject to other legal proceedings and claims that have arisen in the ordinary course of business. Although there can be no assurance as to the ultimate disposition of these matters and the proceedings disclosed above, we believe, based upon the information available at this time, that a material adverse outcome related to these matters is neither probable nor estimable.

11. Subsequent Events

In October 2014, the remaining warrants to purchase 83,333 shares of common stock expiring on December 19, 2014 were exercised, resulting in a net settlement of 58,428 shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Form 10-K/A for the fiscal year ended December 31, 2013. This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Exchange Act, including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses, and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q, our Form 10-K/A, and our Quarterly Report on Form 10-Q/A for the fiscal quarter ended June 30, 2014. Furthermore, such forward-looking statements speak only as of the date on which they are made. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Restatement

As discussed in the Explanatory Note to this Form 10-Q and in Note 2 to the accompanying unaudited condensed consolidated financial statements, we are restating our unaudited condensed consolidated financial statements for the three- and nine-month periods ended September 30, 2013.  The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts.

Overview

We are a leading provider of proactive identity theft protection services for consumers and consumer risk management services for enterprises. We protect our members by constantly monitoring identity-related events, such as new account openings and credit-related applications. If we detect that a member’s personally identifiable information is being used, we offer notifications and alerts, including proactive, near real-time, actionable alerts that provide our members peace of mind that we are monitoring use of their identity and allow our members to confirm valid or unauthorized identity use. If a member confirms that the use of his or her identity is unauthorized, we can proactively take actions designed to protect the member’s identity. We also provide remediation services to our members in the event that an identity theft actually occurs. We protect our enterprise customers by delivering on-demand identity risk and authentication information about consumers. Our enterprise customers utilize this information in real time to make decisions about opening or modifying accounts and providing products, services, or credit to consumers to reduce financial losses from identity fraud.

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

On December 11, 2013, we acquired mobile wallet innovator Lemon for approximately $42.4 million in cash and launched our new LifeLock Wallet mobile application. On May 16, 2014, we announced that we had determined that certain aspects of the LifeLock Wallet mobile application were not fully compliant with applicable payment card industry (PCI) security standards. As a result, we temporarily suspended the LifeLock Wallet mobile application, and deleted the affected data from our servers, until we can operate the LifeLock Wallet mobile application in accordance with those standards. We have no indication that the data included in the LifeLock Wallet mobile application servers was compromised. The LifeLock Wallet mobile application storage processes are separate and independent from LifeLock’s core identity theft protection services business, including the enrollment and related credit card storage processes used in our services. As such, we do not believe the suspension of the LifeLock Wallet mobile application impacted in any manner the core functionality or utility of the identity theft protection services we provide to our members.  Those aspects of the LifeLock Wallet mobile application previously identified by us as not meeting applicable PCI security standards have now been confirmed as meeting applicable PCI security standards. On October 29, 2014, we relaunched our LifeLock Wallet mobile application. The LifeLock Wallet mobile application allows consumers to replicate and store a digital copy of their personal wallet contents on their smart device for records backup, as well as mobile use of items such as credit, identification, ATM, insurance, and loyalty cards. The LifeLock Wallet mobile application also offers our members one-touch access to our identity theft protection services.

We derive the substantial majority of our revenue from member subscription fees. We also derive revenue from transaction fees from our enterprise customers.

At the end of July 2014, we announced the launch of our LifeLock Standard, LifeLock Advantage, and LifeLock Ultimate Plus services.  We will also continue to offer our LifeLock Junior services and, on a limited basis and for a limited time in connection with certain of our partnerships, our basic LifeLock, LifeLock Command Center, and LifeLock Ultimate services.  We will continue to provide services to our existing members currently enrolled in our basic LifeLock, LifeLock Command Center, and LifeLock Ultimate services. Our consumer services are offered on a monthly or annual subscription basis. Our average revenue per member is lower than our retail list prices due to wholesale or bulk pricing that we offer to strategic partners in our embedded product, employee benefits, and breach distribution channels to drive our membership growth. In our embedded product channel, our strategic partners embed our consumer services into their products and services and pay us on behalf of their customers; in our employee benefit channel, our strategic partners offer our consumer services as a voluntary benefit as part of their employee benefit enrollment process; and in our breach channel, enterprises that have experienced a data breach pay us a fee to provide our services to the victims of the data breach. We also offer special discounts and promotions from time to time to incentivize prospective members to enroll in one of our consumer services. Our members pay us the full subscription fee at the beginning of each subscription period, in most cases by authorizing us to directly charge their credit or debit cards. We initially record the subscription fee as deferred revenue and then recognize it ratably on a daily basis over the subscription period. The prepaid subscription fees enhance our visibility of revenue and allow us to collect cash prior to paying our fulfillment partners.

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

Our revenue grew from $95.7 million for the three-month period ended September 30, 2013 to $123.0 million for the three-month period ended September 30, 2014, an increase of 29%, including year-over-year growth within our consumer segment of 31%. We generated income from operations of $9.5 million and net income of $5.5 million for the three-month period ended September 30, 2014.

Our revenue grew from $267.4 million for the nine-month period ended September 30, 2013 to $346.3 million for the nine-month period ended September 30, 2014, an increase of 30%, including year-over-year growth within our consumer segment of 33%. We generated a loss from operations of $0.2 million and a net loss of $0.3 million for the nine-month period ended September 30, 2014.

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

Key Operating Metrics

The following table summarizes our key operating metrics for the three- and nine-month periods ended September 30:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except percentages and per member data)		(in thousands, except percentages and per member data)
	(Unaudited)		(Unaudited)
Cumulative ending members	3,524	2,864	3,524	2,864
Gross new members	264	218	912	698
Member retention rate	87.5%	87.6%	87.5%	87.6%
Average cost of acquisition per member (restated as to 2013)	$184	$172	$173	$167
Monthly average revenue per member	$11.22	$10.48	$11.02	$10.17
Enterprise transactions	66,104	53,042	173,360	159,850

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

As of September 30, 2014, we had approximately 3.5 million cumulative ending members, an increase of 23% from September 30, 2013. This increase was driven by several factors, including the success of our marketing campaigns, increased awareness of data breaches, media coverage of identity theft, and our member retention rate.

Gross new members. We calculate gross new members as the total number of new members who enroll in one of our consumer services during the relevant period. Many factors may affect the volume of gross new members in each period, including the effectiveness of our marketing campaigns, the timing of our marketing programs, the effectiveness of our strategic partnerships, and the general level of identity theft coverage in the media. We monitor gross new members because it provides an indication of the revenue and expenses that we expect to recognize in the future. For the three-month period ended September 30, 2014, we enrolled approximately 264,000 gross new members, up from approximately 218,000 for the three-month period ended September 30, 2013. For the nine-month period ended September 30, 2014, we enrolled approximately 912,000 gross new members, up from approximately 698,000 for the nine-month period ended September 30, 2013. This increase was driven by the success of our marketing campaigns, the continued success of our premium service offerings, which accounted for more than 40% our gross new members during the three- and nine-month periods ended September 30, 2014, and increased awareness of data breaches and identity theft.

Member retention rate. We define member retention rate as the percentage of members on the last day of the prior year who remain members on the last day of the current year, or for quarterly presentations, the percentage of members on the last day of the comparable quarterly period in the prior year who remain members on the last day of the current quarterly period. A number of factors may increase our member retention rate, including increases in the number of members enrolled on an annual subscription, increases in the number of alerts a member receives, and increases in the number of members enrolled through strategic partners with which the member has a strong association. Conversely, factors that may reduce our member retention rate include increases in the number of members enrolled on a monthly subscription and the end of enrollment programs in our embedded product and breach channels. In addition, the length of time a member has been enrolled in one of our services will impact our member retention rate with longer term members having a positive impact.  Historically, the member retention rate for our premium services has been lower than the member retention rate for our basic-level services, which we believe is driven primarily by price.

As of September 30, 2014, our member retention rate was 87.5%, which was our eighth consecutive quarter above 87%.  The year-over -year decrease in retention rate was driven, in part, by the cancellation of breach members who enrolled in previous years and the impact of an increased number of member credit and debit cards that were replaced as a result of large data breaches in the fourth quarter of 2013.

Average cost of acquisition per member. We calculate average cost of acquisition per member as our sales and marketing expense for our consumer segment during the relevant period divided by our gross new members for the period. A number of factors may influence this metric, including shifts in the mix of our media spend. For example, when we engage in marketing efforts to build our brand, our cost of acquisition per member increases in the short term with the expectation that it will decrease over the long term. In addition, when we introduce new partnerships in our embedded product channel, such as our partnership with AOL in the fourth quarter of 2011, our average cost of acquisition per member decreases due to the volume of members that enroll in our consumer services in a relatively short period of time. We monitor average cost of acquisition per member to evaluate the efficiency of our marketing programs in acquiring new members. For the three-month period ended September 30, 2014, our average cost of acquisition per member was $184, up from $172 (restated) for the three-month period ended September 30, 2013. For the nine-month period ended September 30, 2014, our average cost of acquisition per member was $173, up from $167 (restated) for the nine-month period ended September 30, 2013. Our member retention rate and the increasing monthly average revenue per member, primarily from the continued penetration of our premium service offerings, results in a higher lifetime value of a member relationship, which enables us to absorb a higher average cost of acquisition per member.

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

Our average revenue per member for the three- and nine-month periods ended September 30, 2014 increased approximately 7% and 8% from the three- and nine-month periods ended September 30, 2013, respectively. The increase in our monthly average revenue per member resulted primarily from the continued success of our premium service offerings, which accounted for more than 40% of our gross new members for the three- and nine-month periods ended September 30, 2014.

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

We processed 66.1 million enterprise transactions for the three-month period ended September 30, 2014, an increase of 25% from the three-month period ended September 30, 2013. We processed 173.4 million enterprise transactions for the nine-month period ended September 30, 2014, an increase of 8% from the nine-month period ended September 30, 2013. There are three main factors impacting the change in enterprise transactions year over year. First, in the three-month period ended September 30, 2013, we had a large telecommunication customer stop scoring its new wireline customers due to low levels of fraud in the business. We were able to reengage and commence scoring a portion of the volume in the nine-month period ended September 30, 2014, resulting in a higher volume of transactions during the three-month period ended September 30, 2014 over the three-month period ended September 30, 2013.  However, the transactions scored for this customer during the nine-month period ended September 30, 2014 were lower than the transactions scored during the nine-month period ended September 30, 2013. Second, we have seen a reduction in enterprise transactions related to us giving notice of non-renewal to several customers who compete in our consumer business and allowing such contracts to lapse.  Third, offsetting these reductions, we have seen enterprise transactions increase as we continue to add new customers and expand our offerings with our current customer base.

Key Financial Metrics

The following table summarizes our key financial metrics for the three- and nine-month periods ended September 30:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Consumer revenue	$116,115	$88,386	$326,448	$246,053
Enterprise revenue	6,916	7,353	19,882	21,300
Total revenue	123,031	95,739	346,330	267,353
Adjusted net income	15,909	11,595	19,455	15,394
Adjusted EBITDA	17,929	12,791	25,255	19,305
Free cash flow	22,653	16,629	61,004	46,563

Adjusted Net Income

Adjusted net income is a non-U.S. GAAP financial measure that we calculate as net income (loss) excluding amortization of acquired intangible assets, share-based compensation, income tax benefits and expenses resulting from changes in our deferred tax assets, and acquisition related expenses.  Historically, in calculating adjusted net income, we also excluded changes in fair value of warrant liabilities and change in fair value of embedded derivatives in the periods in which those items occurred. We do not currently have any warrant liabilities or embedded derivatives; accordingly, we will only include those items of income and expense in our reconciliation of adjusted net income for period-over-period comparisons.  We have included adjusted net income in this Quarterly Report on Form 10-Q because it is a key measure used by us to understand and evaluate our core operating performance and trends. In particular, the exclusion of certain expenses in calculating adjusted net income can provide a useful measure for period-to-period comparisons of our core business.

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

Our use of adjusted net income has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our operating results as reported under U.S. GAAP. Some of these limitations include the following:

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

Because of these limitations, you should consider adjusted net income alongside other financial performance measures, including various cash flow metrics, net income (loss), and our other U.S. GAAP results. The following table presents a reconciliation of net income (loss) to adjusted net income for applicable items of income and expense that impacted each of the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013 (Restated)	2014	2013 (Restated)
	(in thousands)		(in thousands)
Reconciliation of Net Income (Loss) to Adjusted Net Income:
Net income (loss)	$5,450	$6,466	$(343)	$1,479
Amortization of acquired intangible assets	2,231	1,966	6,693	5,898
Share-based compensation	4,302	2,931	13,229	7,933
Deferred income tax benefit	3,926	232	(124)	84
Adjusted net income	$15,909	$11,595	$19,455	$15,394

Adjusted EBITDA

Adjusted EBITDA is a non-U.S. GAAP financial measure that we calculate as net income (loss) excluding depreciation and amortization, share-based compensation, interest expense, interest income, other income (expense), income tax (benefit) expense, and acquisition related expenses. Historically, in calculating adjusted EBITDA, we also excluded changes in fair value of warrant liabilities and change in fair value of embedded derivatives in the periods in which those items occurred. We do not currently have any warrant liabilities or embedded derivatives; accordingly, we will only include those items of income and expense in our reconciliation of adjusted EBITDA for period-over-period comparisons.  We have included adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measure used by us to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop short- and long-term operational plans. In particular, the exclusion of certain expenses in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Additionally, adjusted EBITDA is a key financial measure used in determining management’s incentive compensation.

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

Our use of adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our operating results as reported under U.S. GAAP. Some of these limitations include the following:

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

Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss), and our other U.S. GAAP results. The following table presents a reconciliation of net income (loss) to adjusted EBITDA for applicable items of income and expense that impacted each of the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013 (Restated)	2014	2013 (Restated)
	(in thousands)		(in thousands)
Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net income (loss)	$5,450	$6,466	$(343)	$1,479
Depreciation and amortization	4,094	3,124	12,259	9,484
Share-based compensation	4,302	2,931	13,229	7,933
Interest expense	89	82	264	228
Interest income	(73)	(29)	(189)	(75)
Other expense	134	7	151	11
Income tax (benefit) expense	3,933	210	(116)	245
Adjusted EBITDA	$17,929	$12,791	$25,255	$19,305

Free Cash Flow

Free cash flow is a non-U.S. GAAP financial measure that we calculate as net cash provided by operating activities less net cash used in investing activities for acquisitions of property and equipment.  We use free cash flow as a measure of our operating performance; for planning purposes, including the preparation of our annual operating budget; to allocate resources to enhance the financial performance of our business; to evaluate the effectiveness of our business strategies; to provide consistency and comparability with past financial performance; to determine capital requirements; to facilitate a comparison of our results with those of other companies; and in communications with our board of directors concerning our financial performance.

We use free cash flow to evaluate our business because, although it is similar to net cash provided by operating activities, we believe it typically presents a more conservative measure of cash flow as purchases of property and equipment are necessary components of ongoing operations. We believe that this non-U.S. GAAP financial measure is useful in evaluating our business because free cash flow reflects the cash surplus available to fund the expansion of our business after payment of capital expenditures relating to the necessary components of ongoing operations. We also believe that the use of free cash flow provides consistency and comparability with our past financial performance, facilitates period-to-period comparisons of operations, and also facilitates comparisons with other companies, many of which use similar non-U.S. GAAP financial measures to supplement their U.S. GAAP results.

Although free cash flow is frequently used by investors in their evaluations of companies, free cash flow has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our operating results as reported under U.S. GAAP. Some of these limitations include the following:

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

Because of these limitations, you should consider free cash flow alongside other financial performance measures, including net cash provided by operating activities, net income (loss), and our other U.S. GAAP results. The following table presents a reconciliation of net cash provided by operating activities to free cash flow for each of the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Reconciliation of Net Cash Provided By Operating Activities to Free Cash Flow:
Net cash provided by operating activities	$26,118	$18,241	$72,131	$51,827
Acquisitions of property and equipment	(3,465)	(1,612)	(11,127)	(5,264)
Free cash flow	$22,653	$16,629	$61,004	$46,563

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

Our enterprise business relies on the retention of enterprise customers to maintain the effectiveness of our services because our enterprise customers typically provide us with their customer transaction data as part of our service. Losing a significant number of these customers would reduce the breadth and effectiveness of our services. In addition, approximately 6% of the revenue of ID Analytics for the nine-month period ended September 30, 2014, or less than 1% of our overall revenue for such period, was derived from direct competitors to our consumer business. As we have given notice of non-renewal to competitors in our consumer business, we have allowed such contracts to lapse and, accordingly, this percentage may decline over time.

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

Regulatory developments. Our business is subject to regulation by federal, state, local, and foreign authorities. Any changes to the existing applicable laws, regulations, or rules; any determination that other laws, regulations, or rules are applicable to us; or any determination that we have violated any of these laws, regulations, or rules could adversely impact our operating results. In addition, as previously disclosed, on January 17, 2014, we met with FTC Staff, at our request, to discuss issues regarding allegations that have been asserted in a whistleblower claim against us relating to our compliance with the FTC Order. On March 13, 2014, we received a request from the FTC for documents and information related to our compliance with the FTC Order.  On October 29, 2014, we completed our responses to the FTC’s March 13, 2014 request for information along with the FTC’s subsequent requests for clarification regarding certain information that we previously submitted.  The FTC may request additional information or clarification on the information submitted or may request that we discuss with the FTC the issues relating thereto.  In addition, on May 16, 2014, we announced that we had determined that certain aspects of the LifeLock Wallet mobile application were not fully compliant with applicable payment card industry (PCI) security standards. As a result, we temporarily suspended the LifeLock Wallet mobile application, and deleted the affected data from our servers, until we can operate the LifeLock Wallet mobile application in accordance with those standards. We have no indication that the data included in the LifeLock Wallet mobile application servers was compromised. The LifeLock Wallet mobile application storage processes are separate and independent from LifeLock’s core identity theft protection services business, including the enrollment and related credit card storage processes used in our standard LifeLock service and our LifeLock Ultimate service. As such, we do not believe the suspension of the LifeLock Wallet mobile application impacted in any manner the core functionality or utility of the identity theft protection services we provide to our members.  On May 15, 2014, on our own initiative, we informed the FTC Staff of these issues; at this point we do not expect to receive further requests for information from the FTC about these issues.  Those aspects of the LifeLock Wallet mobile application previously identified by us as not meeting applicable PCI security standards have now been confirmed as meeting applicable PCI security standards.  On October 29, 2014, we relaunched our LifeLock Wallet mobile application.

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

For additional factors and risks facing our business, see “Risk Factors.”

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

We derive revenue in our enterprise segment from fees paid by our enterprise customers for consumer risk management solutions, which we provide under multi-year contracts, many of which renew automatically. Our enterprise customers pay us based on their monthly volume of transactions with us, and approximately 30% of them are committed to paying monthly minimum fees. We recognize revenue based on a negotiated fee per transaction. Transaction fees in excess of any of the monthly minimum fees are billed and recorded as revenue in addition to the monthly minimum fees. In some instances, we receive up-front non-refundable payments against which the monthly minimum fees are applied. The up-front non-refundable payments are recorded as deferred revenue and recognized as revenue monthly over the usage period. If an enterprise customer does not meet its monthly minimum fee, we bill the negotiated monthly minimum fee and recognize revenue for that amount. We derive a small portion of our enterprise revenue from special projects in which we are engaged to deliver a report at the end of the analysis, which we record upon delivery and acceptance of the report.

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

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets is the amortization expense associated with core technology, customer relationships, and trade names and trademarks resulting from business acquisitions. As of September 30, 2014, we had $40.5 million in acquired intangible assets, net of amortization, as a result of our acquisitions of ID Analytics and Lemon. The acquired intangible assets have useful lives of between one and ten years and we expect to recognize approximately $8.9 million of amortization expense in the year ending December 31, 2014.

Provision for Income Taxes

We are subject to federal income tax as well as state income tax in various states in which we conduct business. Our effective tax rate for the three- and nine-month periods ended September 30, 2014 approximates the U.S. federal statutory tax rate plus the impact of state taxes and permanent and other temporary differences.  For the three- and nine-month periods ended September 30, 2013, our effective tax rate differed from the statutory rate primarily as a result of our valuation allowance on our deferred taxes, state taxes, and non-deductible expenses.

Results of Operations

Comparison of the Three- and Nine-Month Periods Ended September 30, 2014 and 2013

Total Revenue

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(in thousands)			(in thousands)
Consumer revenue	$116,115	$88,386	31.4%	$326,448	$246,053	32.7%
Enterprise revenue	6,916	7,353	-5.9%	19,882	21,300	-6.7%
Total revenue	$123,031	$95,739		$346,330	$267,353

Consumer revenue for the three-month period ended September 30, 2014 was $116.1 million, an increase of $27.7 million, or 31.4%, over consumer revenue for the three-month period ended September 30, 2013. The increase in our consumer revenue related primarily to an increase in the number of our members, which grew from 2.9 million as of September 30, 2013 to 3.5 million as of September 30, 2014, an increase of 23%. In addition, our monthly average revenue per member increased 7% to $11.22 for the three-month period ended September 30, 2014 from $10.48 for the three-month period ended September 30, 2013.  The increase in members and monthly average revenue per member resulted from the continued success of our premium service offerings, including the release of our new LifeLock Advantage and LifeLock Ultimate Plus services at the end of July 2014, and our advertising and marketing campaigns designed to increase the overall awareness of our services and identity theft.

Consumer revenue for the nine-month period ended September 30, 2014 was $326.4 million, an increase of $80.4 million, or 32.7%, over consumer revenue for the nine-month period ended September 30, 2013.  This increase was primarily attributable to the 23% growth in our member base from 2.9 million as of September 30, 2013 to 3.5 million as of September 30, 2014. Our monthly average revenue per member increased 8% to $11.02 for the nine-month period ended September 30, 2014 from $10.17 for the nine-month period ended September 30, 2013, primarily due to the continued success of our premium service offerings and our advertising and marketing campaigns, which drove member growth.

Enterprise revenue for the three-month period ended September 30, 2014 was $6.9 million, a decrease of $0.4 million, or 6%, from enterprise revenue for the three-month period ended September 30, 2013.  This reduction was primarily attributable to the reduction in revenue as a result of us giving notice of non-renewal to several customers who compete in our consumer business and allowing such contracts to lapse, which was partially offset by growth as we continue to add new customers and expand our offerings within our current customer base.

Enterprise revenue for the nine-month period ended September 30, 2014 was $19.9 million, a decrease of $1.4 million, or 7%, from enterprise revenue for the nine-month period ended September 30, 2013.  This reduction was primarily attributable to the reduction in revenue as a result of us giving notice of non-renewal to several customers who compete in our consumer business and allowing such contracts to lapse, which was partially offset by growth as we continue to add new customers and expand our offerings within our current customer base.

Cost of Services and Gross Profit

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2014	2013 (Restated)	% Change	2014	2013 (Restated)	% Change
	(in thousands)			(in thousands)
Cost of services	$30,327	$24,887	21.9%	$89,675	$73,870	21.4%
Percentage of revenue	24.6%	26.0%		25.9%	27.6%
Gross profit	$92,704	$70,852	30.8%	$256,655	$193,483	32.6%
Percentage of revenue	75.4%	74.0%		74.1%	72.4%

Gross profit for the three-month period ended September 30, 2014 was $92.8 million, or 75.4% of revenue, an increase of $21.9 million, or 30.8%, over gross profit of $70.9 million, or 74.0% of revenue, for the three-month period ended September 30, 2013. The increase in our gross profit resulted primarily from increased revenue associated with the growth in the number of our members and increased monthly average revenue per member. The increase in our gross margin is attributable to efficiencies in our member services organization and scalability within certain third-party fulfillment contracts as our member base continued to grow.

Gross profit for the nine-month period ended September 30, 2014 was $256.7 million, or 74.1% of revenue, an increase of $63.2 million, or 32.7%, over gross profit of $193.5 million, or 72.4% of revenue, for the nine-month period ended September 30, 2013.   The increase in gross profit resulted primarily from increased revenue associated with the growth in the number of our members and increased monthly average revenue per member. The increase in our gross margin is attributable to efficiencies in our member services organization and scalability within certain third-party fulfillment contracts as our member base continued to grow.

Sales and Marketing

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2014	2013 (Restated)	% Change	2014	2013 (Restated)	% Change
	(in thousands)			(in thousands)
Sales and marketing	$51,818	$40,423	28.2%	$166,710	$125,334	33.0%
Percentage of revenue	42.1%	42.2%		48.1%	46.9%

Sales and marketing expenses for the three-month period ended September 30, 2014 were $51.8 million, or 42.1% of revenue, compared with $40.4 million, or 42.2% of revenue, for the three-month period ended September 30, 2013. The increase in our sales and marketing expenses resulted from increases in our advertising expenses, external sales commissions, and personnel costs, specifically non-cash share-based compensation. The increase in our sales and marketing expenses reflected our investment to drive new membership growth, our continued advertising of our premium service offerings, and our efforts to highlight the growing identity theft issue and to educate consumers.

Sales and marketing expenses for the nine-month period ended September 30, 2014 were $166.7 million, or 48.1% of revenue, compared with $125.3 million, or 46.9% of revenue, for the nine-month period ended September 30, 2013. We continue to invest heavily in our sales and marketing initiatives to highlight our services and educate consumers on identity theft in an effort to drive new membership growth.  Increases in external sales commissions and personnel costs, specifically non-cash share based compensation, also contributed to the increase in sales and marketing expenses for the nine-month period ended September 30, 2014.

Technology and Development

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2014	2013 (Restated)	% Change	2014	2013 (Restated)	% Change
	(in thousands)			(in thousands)
Technology and development	$12,341	$10,462	18.0%	$37,996	$29,564	28.5%
Percentage of revenue	10.0%	10.9%		11.0%	11.1%

Technology and development expenses for the three-month period ended September 30, 2014 were $12.3 million, or 10.0% of revenue, compared with $10.5 million, or 10.9% of revenue, for the three-month period ended September 30, 2013. The increase in our technology and development expenses resulted primarily from increases in our personnel costs, including non-cash share-based compensation, as we continue to invest in the talent within the organization.

Technology and development expenses for the nine-month period ended September 30, 2014 were $38.0 million, or 11.0% of revenue, compared with $29.6 million, or 11.1% of revenue, for the nine-month period ended September 30, 2013. The increase in our technology and development expenses resulted primarily from increases in our personnel costs, including non-cash share-based compensation.

General and Administrative

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2014	2013 (Restated)	% Change	2014	2013 (Restated)	% Change
	(in thousands)			(in thousands)
General and administrative	$16,781	$11,265	49.0%	$45,489	$30,799	47.7%
Percentage of revenue	13.6%	11.8%		13.1%	11.5%

General and administrative expenses for the three-month period ended September 30, 2014 were $16.8 million, or 13.6% of revenue, compared with $11.3 million, or 11.8% of revenue, for the three-month period ended September 30, 2013. The increase in general and administrative expenses resulted primarily from additional costs associated with our regulatory compliance, acquisition integration and related intellectual property audits, the expansion of our office facilities, and additional personnel costs, including non-cash share-based compensation.

General and administrative expenses for the nine-month period ended September 30, 2014 were $45.5 million, or 13.1% of revenue, compared with $30.8 million, or 11.5% of revenue, for the nine-month period ended September 30, 2013. The increase in general and administrative expenses resulted primarily from additional costs associated with our regulatory compliance, acquisition integration and related intellectual property audits, the expansion of our office facilities, and additional personnel costs, including non-cash share-based compensation.

 Amortization of Acquired Intangible Assets

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(in thousands)			(in thousands)
Amortization of acquired intangible assets	$2,231	$1,966	13.5%	$6,693	$5,898	13.5%
Percentage of revenue	1.8%	2.1%		1.9%	2.2%

Amortization of acquired intangible assets was $2.2 million for the three-month period ended September 30, 2014, an increase of $0.3 million over the three-month period ended September 30, 2013. Amortization of acquired intangible assets was $6.7 million for the nine-month period ended September 30, 2014, an increase of $0.8 million over the nine-month period ended September 30, 2013. The increase in amortization of acquired intangible assets for the three- and nine-month periods ended September 30, 2014 resulted from our amortization of the intangible assets acquired in our acquisition of Lemon in December 2013.

Other Expense

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(in thousands)			(in thousands)
Interest expense	$(89)	$(82)	8.5%	$(264)	$(228)	15.8%
Interest income	73	29	151.7%	189	75	152.0%
Other	(134)	(7)	1814.3%	(151)	(11)	1272.7%
	$(150)	$(60)	150.0%	$(226)	$(164)	37.8%

Other expense for the three- and nine-month periods ended September 30, 2014 was $0.2 million, compared with other expense of less than $0.1 million and $0.2 million for the three- and nine-month periods ended September 30, 2013, respectively.  The increase in other expense related primarily to the change in cash surrender value on our company-owned life insurance policies.

Income Tax (Benefit) Expense

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2014	2013 (Restated)	% Change	2014	2013 (Restated)	% Change
	(in thousands)			(in thousands)
Income tax (benefit) expense	$3,933	$210	1772.9%	$(116)	$245	-147.3%
Effective tax rate	41.3%	3.1%		49.8%	13.0%

Income tax expense for the three-month period ended September 30, 2014 was $3.9 million compared with an income tax expense of $0.2 million for the three-month period ended September 30, 2013. Income tax benefit for the nine-month period ended September 30, 2014 was $0.1 million compared with income tax expense of $0.2 million for the nine-month period ended September 30, 2013. In the fourth quarter of 2013, in consideration of all available positive and negative evidence, including our historical operating results, current financial condition, and potential future taxable income, we released substantially all of our valuation allowance on our deferred tax assets.  As such, for the three- and nine-month periods ended September 30, 2014, our effective tax rate approximated the U.S. federal statutory tax rate plus the impact of state taxes.

Liquidity and Capital Resources

As of September 30, 2014, we had $128.6 million in cash and cash equivalents, which consisted of cash, money market funds, and open commercial paper, and $109.7 million in marketable securities, which consisted of corporate bonds, municipal bonds, and certificates of deposit.  We classify our marketable securities as short-term regardless of contractual maturity based on our ability to liquidate such investments for use in current operations.  Additionally, we have an $85 million revolving line of credit, although we have made no draws on the line of credit to date.  As of September 30, 2014, we had no outstanding debt.  We believe that our existing cash and cash equivalents, marketable securities, and the cash surrender values of our company-owned life insurance policies, together with cash generated from operations, will be sufficient to fund our operations for at least the next 12 months.

Operating Activities

For the nine-month period ended September 30, 2014, operating activities generated $72.1 million in cash as a result of a net loss of $0.3 million, adjusted by non-cash items such as depreciation and amortization of $12.3 million, share-based compensation of $13.2 million, provision for doubtful accounts of $0.3 million, amortization of premium on marketable securities of $1.2 million, and a deferred income tax benefit of $0.1 million. An increase in deferred revenue related to the overall growth of our business provided operating cash of $26.7 million and we had an increase in operating cash as a result of changes in other operating assets and liabilities of $18.8 million.

For the nine-month period ended September 30, 2013, operating activities generated $51.8 million in cash as a result of a net income of $1.5 million (restated), adjusted by non-cash items such as depreciation and amortization of $9.5 million and share-based compensation of $7.9 million (restated). An increase in deferred revenue related to the overall growth of our business provided operating cash of $24.9 million and we had an increase in operating cash as a result of changes in other operating assets and liabilities of $7.7 million.

Investing Activities

For the nine-month period ended September 30, 2014, we used $11.1 million of cash to acquire property and equipment, primarily attributable to expansion of our office locations, invested net cash of $61.3 million in the purchase of marketable securities, and invested cash of $4.3 million in the purchase of company-owned life insurance policies.

For the nine-month period ended September 30, 2013, we invested $24.2 in marketable securities and used $5.3 million of cash to acquire property and equipment, primarily attributable to investments in infrastructure to enable continued scalable growth.

Financing Activities

For the nine-month period ended September 30, 2014, our financing activities generated net cash of $9.3 million as a result of cash received from the exercise of stock options and warrants of $10.1 million, offset by $0.8 million paid for employee withholding tax related to net distributions of restricted stock awards and restricted stock units.

For the nine-month period ended September 30, 2013, financing activities generated net cash of $11.4 million as a result of cash received from the exercise of stock options of $11.8 million, offset by cash used of $0.4 million related to the payment of debt issuance costs associated with the refinancing of our credit agreement.

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

The Senior Credit Facility provides for an $85.0 million revolving line of credit, which we can increase to $110.0 million subject to the conditions set forth in the Credit Agreement. The revolving line of credit also includes a letter of credit subfacility of $10.0 million and a swing line loan subfacility of $5.0 million. The Senior Credit Facility has a maturity date of January 9, 2018. As of September 30, 2014, we had no debt outstanding under our Senior Credit Facility.  For the three- and nine-month periods ended September 30, 2014 and 2013, we paid an unused commitment fee of less than $0.1 million, which is included in interest expense in the condensed consolidated statements of operations.

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

The Senior Credit Facility requires us to maintain certain financial covenants. In addition, the Senior Credit Facility requires us to maintain all material proprietary databases and software with a third-party escrow agent in accordance with an escrow agreement that we reaffirmed in connection with the Senior Credit Facility. The Senior Credit Facility also contains certain affirmative and negative covenants limiting, among other things, additional liens and indebtedness, investments and distributions, mergers and acquisitions, liquidations, dissolutions, sales of assets, prepayments and modification of debt instruments, transactions with affiliates, and other matters customarily restricted in such agreements. The Senior Credit Facility also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross defaults to other contractual agreements, events of bankruptcy and insolvency, and a change of control. As of September 30, 2014, we were in compliance with all financial covenants under the Senior Credit Facility.

As of September 30, 2014, we had an outstanding letter of credit issued in connection with the revolving line of credit in our Senior Credit Facility in the total amount of $0.1 million.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing activities, nor do we have any interest in entities referred to as variable interest entities.

Contractual Obligations

There were no material changes in our commitments under contractual obligations to those disclosed in our Form 10-K/A for the fiscal year ended December 31, 2013.

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

We believe that the assumptions and estimates associated with revenue recognition for payments and other fees, income taxes, and share-based compensation have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Form 10-K/A for the fiscal year ended December 31, 2013.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of

September 30, 2014.  Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the deficiency in the control over the calculation of the volatility assumption within the Black-Scholes option pricing model used to compute our share-based compensation expense that management concluded was a material weakness, as described in Item 9A, Controls and Procedures – “Management’s Annual Report on Internal Control over Financial Reporting” included in the Form 10-K/A, also existed as of September 30, 2014.  As a result, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2014.

In light of the material weakness referred to above, we performed additional analyses and procedures in order to conclude that our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 are fairly presented, in all material respects, in accordance with US GAAP.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On September 25, 2012, Denise Richardson filed a complaint against our company and Todd Davis in the United States District Court for the Southern District of Florida. Ms. Richardson claims that she was improperly classified as an independent contractor instead of an employee and that we breached the terms of an alleged employment agreement. Ms. Richardson claims she is entitled to equitable relief, compensatory damages, liquidated damages, statutory penalties, punitive damages, interest, costs, and attorneys’ fees. On March 31, 2014, our motion to dismiss was granted in part and denied in part with the court dismissing nine of the ten counts that were subject to the motion to dismiss, including the single count against Mr. Davis.  On April 23, 2014, Ms. Richardson filed an amended complaint against our company and Mr. Davis again claiming that she was improperly classified as an independent contractor instead of an employee and that we breached the terms of an alleged employment agreement. Ms. Richardson claims she is entitled to equitable relief, compensatory damages, liquidated damages, statutory penalties, punitive damages, interest, costs, and attorneys’ fees.  On April 29, 2014, Mr. Davis and we filed a motion to dismiss all but one of the counts in such amended complaint.     On June 11, 2014, Ms. Richardson filed a Notice of Voluntary Dismissal by which she voluntarily dismissed her ERISA claims against us, as well as her only claim against Mr. Davis. As to the remaining claims, the court denied our motion to dismiss on Sept. 23, 2014 and we answered the amended complaint on October 14, 2014. In addition, the court has entered a scheduling order setting forth certain applicable deadlines for the case including the completion of all discovery by June 19, 2015 and the filing of dispositive motions by July 31, 2015.  A status conference is scheduled in the case for July 17, 2015.

On March 3, 2014, Dawn B. Bien, representing herself and seeking to represent a class of persons who acquired our securities from February 26, 2013 to February 19, 2014, inclusive, filed a complaint in United States District Court for the District of Arizona alleging violations of Sections 10(b) and 20(a) of the Exchange Act against us, Todd Davis, and Chris Power.  The Bien Complaint sought certification as a class action, compensatory damages, and attorneys’ fees and costs. On March 10, 2014, Joseph F. Scesny  also filed a class action complaint in the same court against the same parties that made substantively similar allegations and requested substantially similar relief as the Bien Complaint.  On June 16, 2014, the court consolidated the Scesny Complaint and the Bien Complaint into a single action captioned In re LifeLock, Inc. Securities Litigation.  The court also appointed a lead plaintiff and lead counsel.  On August 15, 2014, the lead plaintiff filed the Consolidated Amended Complaint against us, Mr. Davis, Mr. Power, and Hilary Schneider seeking to represent a class of persons who acquired our securities during the Class Period.  The Consolidated Amended Complaint alleges that we, along with Ms. Schneider and Messrs. Davis and Power, violated Sections 10(b) and 20(a) of the Exchange Act by making materially false or misleading statements, or failing to disclose material facts regarding certain of our business, operational, and compliance policies, including with regard to certain of our services, our data security program, and our and Mr. Davis’ compliance with the FTC Order, wherein we settled the FTC’s allegations challenging certain of our advertising and marketing practices.   The Consolidated Amended Complaint alleges that, as a result, certain public statements made by Ms. Schneider and Messrs. Davis and Power during the Class Period, and certain of our financial statements issued during the Class Period, were false and misleading.  The Consolidated Amended Complaint seeks certification as a class action, compensatory damages, and attorneys’ fees and costs.  On September 15, 2014, we, along with Ms. Schneider and Messrs. Davis and Power, filed a motion to dismiss the Consolidated Amended Complaint.   Pursuant to the court’s order of September 17, 2014, a hearing on our motion to dismiss will be held on December 1, 2014.  On October 15, 2014, the lead plaintiff filed a Memorandum In Opposition to our motion to dismiss.

On March 13, 2014, we received a request from the FTC for documents and information related to our compliance with the FTC Order.   Prior to our receipt of the FTC’s request, we met with FTC Staff on January 17, 2014, at our request, to discuss issues regarding allegations that have been asserted in a whistleblower claim against us relating to our compliance with the FTC Order.  On October 29, 2014, we completed our responses to the FTC’s March 13, 2014 request for information along with the FTC’s subsequent requests for clarification regarding certain information that we previously submitted.  The FTC may request additional information or clarification on the information submitted or may request that we discuss with the FTC to discuss the issues relating thereto.

On March 20, 2014, Michael D. Peters filed a complaint in United States District Court for the District of Arizona against our company, Kim Jones, and Cristy Schaan.  Mr. Jones is not affiliated with us.  Ms. Schaan is our Chief Information Security Officer.  In his complaint, Mr. Peters alleges that we violated the whistleblower protection provisions of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, by terminating Mr. Peters’ employment as a result of alleged disclosures that he made to us, and that Ms. Schaan defamed Mr. Peters.  Mr. Peters seeks from us two times his back pay, two times the value of certain stock options and bonus, moving expenses, damages for emotional harm and anxiety, damages for harm to reputation, litigation costs including attorneys’ fees, and interest, and sought from Ms. Schaan actual damages, punitive damages, and interest.  On April 21, 2014, we filed an answer, affirmative defenses, and counterclaims, answering Mr. Peters’ claim under the Sarbanes-Oxley Act and asserting counterclaims against Mr. Peters for fraud, negligent misrepresentation, breach of contract, and unjust enrichment, based on our allegations that we were induced to hire Mr. Peters by his false statements and misrepresentations regarding his employment history and seeking to recover actual and consequential damages, punitive damages, attorneys’ fees, and the $15 signing bonus paid to Mr. Peters.  Mr. Peters answered our counterclaims on May 7, 2014.  On April 21, 2014, we also filed a motion to dismiss Mr. Peters’ claim under the Dodd-Frank Act.  On April 25, 2014, Ms. Schaan filed a motion to dismiss Mr. Peters’ claim against her.  On June 2, 2014, Mr. Peters filed a motion for judgment on the pleadings directed to our unjust enrichment counterclaim, one of the four counterclaims we brought against Mr. Peters.   The court ruled on all of the pending motions on September 19, 2014.  Ms. Schaan’s motion to dismiss the defamation claim against her was granted and she was dismissed from the case. Our motion and the motion filed by Mr. Peters and LifeLock were denied. In addition, Mr. Peters dismissed his claim against Mr. Jones pursuant to a settlement. On October 3, 2014, we filed an amended answer responding to both of the claims Mr. Peters asserted against us. The parties must submit a proposed Case Management Plan and proposed Scheduling Order by January 5, 2015 and a scheduling conference is scheduled for January 13, 2015.

We are subject to other legal proceedings and claims that have arisen in the ordinary course of business. Although there can be no assurance as to the ultimate disposition of these matters and the proceedings disclosed above, we believe, based upon the information available at this time, that a material adverse outcome related to these matters is neither probable nor estimable.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk.  Before deciding to invest in our common stock, you should carefully consider each of the risk factors described in “Part I – Item 1A. Risk Factors” in our Form 10-K/A for the fiscal year ended December 31, 2013, the amended and restated Risk Factor in “Part II – Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q/A for the fiscal quarter ended June 30, 2014, and all information set forth in this Quarterly Report on Form 10-Q. Those risks and the risks described in this Quarterly Report on Form 10-Q, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, could materially harm our business, financial condition, operating results, cash flow, and prospects. If that occurs, the trading price of our common stock could decline, and you may lose all or part of your investment.

There have been no material changes to the Risk Factors described under “Part I – Item 1A. Risk Factors” in our Form 10-K/A for the fiscal year ended December 31, 2013 and under “Part II – Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q/A for the fiscal quarter ended June 30, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding our repurchases of common stock during the three-months ended September 30, 2014.  All of the shares of common stock were surrendered to us to satisfy tax withholding obligations associated with the vesting of restricted stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2014 – July 31, 2014	196	$13.61	—	—
August 1, 2014 – August 31, 2014	—	—	—	—
September 1, 2014 – September 30, 2014	3,429	$14.67	—	—

Item 6. Exhibits.

10.10A*	Fourth Amendment to Identity Protection Service Provider Agreement, dated as of July 3, 2014, by and between LifeLock, Inc. and Early Warning Services, LLC
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.

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