Form 10-K
period 2014-12-31
LIFELOCK, INC.
filed 2015-02-20
CIK 1383871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was approximately $1.1 billion based on the closing price of such stock as reported on The New York Stock Exchange on such date.
As of February 13, 2015, there were outstanding 94,026,708 shares of the registrant’s common stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2015 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2014.

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
Overview
We are a leading provider of proactive identity theft protection services for consumers and consumer risk management services for enterprises. We protect our members by monitoring identity-related events, such as new account openings and credit-related applications. If we detect that a member’s personally identifiable information is being used, we offer notifications and alerts, including actionable alerts for new account openings and applications, in order to provide our members peace of mind that we are monitoring use of their identity and allow our members to confirm valid or unauthorized identity use.  If a member confirms that the use of his or her identity is unauthorized, we can take actions designed to help protect the member’s identity and help determine whether there has been an identity theft. In the event that an identity theft has actually occurred, we can take actions designed to help restore the member’s identity through our remediation services. Our remediation service team works directly with government agencies, merchants, and creditors to remediate the impact of the identity theft event utilizing our remediation expertise on behalf of our members. We protect our enterprise customers by delivering on-demand identity risk, identity authentication, and credit information about consumers. Our enterprise customers utilize this information in real time to make decisions about opening or modifying accounts and providing products, services, or credit to consumers to reduce financial losses from identity fraud.
The foundation of our identity theft protection services is the LifeLock ecosystem. This ecosystem combines large data repositories of personally identifiable information and consumer transactions, proprietary predictive analytics, and a highly scalable technology platform. Our members and enterprise customers enhance our ecosystem by continually contributing to the identity and transaction data in our repositories. We apply predictive analytics to the data in our repositories to provide our members and enterprise customers actionable intelligence that helps protect against identity theft and identity fraud. As a result of our combination of scale, reach, and technology, as well as our comprehensive transaction and new account alerting, remediation services, and $1 million service guarantee backed by an identity theft insurance policy, we believe that we have the most proactive and comprehensive identity theft protection services available, as well as the most recognized brand in the identity theft protection services industry.
We offer our consumer services on a monthly or annual subscription basis. As of December 31, 2014, we served approximately 3.6 million paying members. During 2014, our cumulative ending member base grew 21% and, as of December 31, 2014, our annual member retention rate was 87.7%, which was our ninth consecutive quarter above 87%. Our enterprise customers typically pay us based on their monthly volume of transactions with us. As of December 31, 2014, we served more than 300 enterprise customers, including four of the top five retail card issuers, four of the top five U.S. wireless service providers, and seven of the top eight U.S. credit card issuers, as ranked based on assets, subscribers, and purchase volume, respectively. We also offer the LifeLock Wallet mobile application, which allows consumers to replicate and store a digital copy of their personal wallet contents on their smart device for records backup, as well as mobile use of items such as credit, identification, ATM, insurance, and loyalty cards. The LifeLock Wallet mobile application also offers our members access to our identity theft protection services.
We generated revenue of $476.0 million in 2014, an increase of $106.4 million from $369.7 million in 2013. The increase was driven primarily by organic growth in our consumer segment of approximately 32.1%.
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

Identity theft has been the most reported consumer complaint in the United States for the past 14 years, according to the Federal Trade Commission, or the FTC. Forrester Consulting estimates that there were 26 million identity theft victims in the United States - or a victim every two seconds - in the 12-month period preceding a LifeLock commissioned survey fielded in May 2014. According to the Bureau of Justice Statistics, the estimated cost of identity fraud in the United States in 2012 was $25 billion.
A number of trends are contributing to an increased rate of identity theft and identity fraud, including the following:

•
Increasing number of data breaches. Enterprises that act as custodians of personally identifiable information are increasingly subject to hacking, data breaches, and loss of mobile devices with stored personal information, as we saw at the end of 2013 and throughout 2014 with a series of breaches at a number of large retailers. According to the Data Protection & Breach Report published by Online Trust Alliance in 2015, 904 million records were exposed by data breaches during 2014, leaving millions of consumers exposed to an increased risk of identity theft. A commissioned study by Forrester Consulting on our behalf in May 2014 estimates that one out of three of those who were notified that their personal information may have been compromised in a data breach in the 12 months preceding the study reported that they experienced identity theft during such period.

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

•
Use of social networks. The increasing use of social networking has encouraged consumers to share significant amounts of personally identifiable information online, which exposes them to a greater risk of identity theft. Social networking users often share their birthdays, high school names, e-mail addresses, and other information about themselves or their family members that can be accessed easily by identity thieves and used to answer knowledge-based authentication questions, crack passwords, compromise identity security, or gain access to accounts.

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
We believe that in order to provide the most proactive and comprehensive protection against identity theft and identity fraud, solutions must overcome the following limitations that are common in the market:

•
Reactive response. Credit monitoring services are typically not proactive and can sometimes take days, weeks, or up to even a month to alert consumers that their identities have been compromised; however, damage from identity theft may occur either within minutes or hours of the identity theft or sometimes years later.

•
Credit focus. Traditional solutions that rely on credit monitoring or credit reports do not identify non-credit-related fraud, such as bank account fraud or new telephone account fraud, or provide transaction monitoring. As a result, credit monitoring and credit reports do not assess a complete spectrum of fraud risk.

•
Limited visibility. Traditional solutions lack the visibility into transaction data across multiple industries and a direct linkage to consumers for account openings and applications. While enterprises closely track their own customer transaction data, they typically have limited access to transaction data from other enterprises, even transactions that could potentially involve the same personally identifiable information. For consumers, traditional credit monitoring services typically do not have the capability to provide actionable alerts to a consumer that his or her personally identifiable information is being used, authenticate whether such use is fraudulent, and provide that feedback to enterprises.

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

Market Opportunity
We believe that there is a significant, underpenetrated market opportunity for proactive identity theft protection services for consumers and consumer risk management services for enterprises. Based on our research indicating that two-thirds of U.S. adults are concerned about identity theft, we believe the total addressable market for our consumer identity theft protection services is approximately 148 million adults in the United States alone. We focus our efforts on adults with a household income in excess of $50,000 per year and who are concerned about identity theft, of which we estimate there are approximately 78 million in the United States. Additionally, international markets could provide substantial opportunities for us in the future. We believe the total addressable market for our enterprise consumer risk management services includes approximately 3.4 billion transactions per year, based on our analysis of industry research, public filings, industry trade publications, and U.S. government studies.
Our Solution
We are a leading provider of proactive identity theft protection services for consumers and consumer risk management services for enterprises. The foundation of our identity theft protection services is the LifeLock ecosystem that combines large and constantly expanding data repositories of personally identifiable information and consumer transactions that we collect from our enterprise customers, members, and third-party fulfillment partners; proprietary predictive analytics; and a highly scalable technology platform that allows us to interact with our customers and to deliver actionable alerts to, and receive feedback from, our members and enterprise customers about potentially suspicious activity. Each day, we collect and analyze millions of data elements impacting personally identifiable information, factor in responses from our customer base to determine risk-based metrics, and enable our customers to protect against identity theft and significantly reduce the risk of identity fraud. The strength of the LifeLock ecosystem, as depicted in the diagram below, and the effectiveness of our services are enhanced with every actionable alert and transaction that we process and every new data element that we acquire.

The LifeLock Ecosystem

Member Data Elements & Authenticating Responses
Predictive Analytics
Data Repository
Technology Platform
Identity Use Alerts
Real-time ID Scores
Cross-Industry Data Elements
Data growth builds momentum

In our consumer business, we protect our members by monitoring identity-related events, such as new account openings and applications, that may present a risk of identity theft. If we detect that a member’s personally identifiable information is being used, we send notifications and alerts, including actionable alerts for new account openings and applications, to the member via text message, phone call, mobile application, or e-mail through our LifeLock Identity Alert system that allows the member to confirm valid or unauthorized identity use. However, we only issue phone alerts between 9 am and 9 pm in order to be respectful of our members. Phone alerts that would otherwise be sent after 9 pm are sent at 9 am the following morning. If a member confirms that the use of his or her identity is unauthorized, we can take actions designed to help protect the member's identity and help determine whether there has been an identity theft. Member responses to our alerts provide information that enhance the member’s profile in the LifeLock ecosystem, which helps improve the identity protection we can provide that member in the future. In addition, we notify our members of events or potential threats and exposures related to their personally identifiable information, such as a change of a member’s address or the appearance of a member’s personally identifiable information on a known criminal website or a peer-to-peer network. Although our network covers a large number of financial institutions, merchants, banks, and wireless carriers, it does not cover every institution or transaction, and therefore a member may not receive a LifeLock alert every time that his or her personally identifiable information is being used. In the event that an identity theft has actually occurred, we can take actions designed to help restore the member's identity through our remediation services. Our remediation service team works directly with government agencies, merchants, and creditors to remediate the impact of the identity theft event utilizing our remediation expertise on behalf of our members. This includes our $1 million service guarantee, which is backed by an identity theft insurance policy, under which we will spend up to $1 million to cover certain third-party expenses incurred in connection with the remediation, such as legal and investigatory fees. This insurance also covers certain out-of-pocket expenses to the member, such as loss of income, replacement of fraudulent withdrawals, and costs associated with child and elderly care, travel, stolen purse/wallet, and replacement of documents.
In our enterprise business, we provide consumer risk management services, including delivering our on-demand identity risk, identity-authentication, and credit information about consumers to our enterprise customers in their daily transaction flows. Our enterprise customers utilize this information in real time to authenticate their customers, assess their risk profile, and enhance the enterprise’s decision making process on which to base account opening, lending, credit, and other risk-based decisions. By integrating our services into their business processes, our enterprise customers can reduce potential financial losses from identity fraud. Information generated from the transaction flow at our enterprise customers is transmitted back to our data repositories, which continually enhances the LifeLock ecosystem and helps strengthen the services we can provide to our customers in the future.

Our Competitive Strengths
We believe that the LifeLock ecosystem enables us to provide proactive and comprehensive identity theft protection services for consumers and consumer risk management services for enterprises and provides us with numerous competitive strengths that differentiate us and that are critical to our success, including the following:

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

•
Strong network effects. We believe that the LifeLock ecosystem provides strong network effect benefits to our members and enterprise customers. Transactions that flow through our enterprise business generate actionable alerts for our members. Our members are then able to confirm back to us whether or not they are participating in the identified transactions, which creates a bona fide and deterministic check that enhances the identity information in our data repositories. This feedback loop strengthens our data repositories and creates a network effect that improves the precision and sophistication of our ecosystem as we continue to add more customers, acquire more data, process more actionable alerts, and analyze more transactions.

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

•
Most comprehensive service offerings. The LifeLock ecosystem, as well as our comprehensive transaction and new account alerting, remediation services, and $1 million service guarantee backed by an identity theft insurance policy, has enabled us to develop what we believe to be the most proactive and comprehensive identity theft protection services for consumers and consumer risk management services for enterprises. The breadth and depth of our data and our predictive analytics coupled with the confirmatory alert feedback from our members provides our enterprise customers with a more effective risk assessment of their customers.

•
Leadership position. We believe that we have the leading brand in the identity theft protection services industry. Ongoing surveys commissioned by us since 2010 indicate that our unaided brand awareness is between two and three times higher than our nearest competitor. We have developed our highly recognized brand through our core value proposition, comprehensive service offerings, marketing strategy, and emphasis on customer service. We believe that our brand awareness, technology, and service offerings contribute to our ability to maintain and grow our leadership position in the identity theft protection and consumer risk management services markets.

Our Strategy
Our goal is to be the leading provider of proactive identity theft protection services for consumers and consumer risk management services for enterprises. The key elements of our strategy to achieve this goal include the following:

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

•
Expand our data repositories and analytics. We intend to expand our data repositories with valuable and differentiated data from new and existing enterprise customers and continue to supplement our repositories with data from third-party fulfillment partners. As we grow our membership base, we expect an increase in the number of alerts and responses to such alerts flowing through the LifeLock ecosystem to reinforce the breadth and depth of our data and visibility into consumer behavior. We intend to continue to enhance our algorithms to apply more sophisticated analytics to more types of consumer transactions and to improve our ability to detect potential identity theft attempts more effectively.

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

•
Continue our focus on customer retention. We plan to invest in increasing member retention by optimizing and expanding the number of value-added, actionable alerts we send to our members to provide them peace of mind and convenience and to demonstrate the value of our services. For our enterprise customers, we plan to invest in making our services easy to integrate into their business processes and expanding the types of risk assessment services we provide to our enterprise customers.

•
Increase sales to existing customers. We believe the strong customer satisfaction we maintain with our members provides us with the opportunity to provide new services to them. We also believe a substantial opportunity exists to increase the penetration of our premium-level consumer services. Over time, we plan to add additional service offerings for our members to further drive monetization. In our enterprise business, we believe we have the opportunity to attain deeper penetration of our existing customers’ organizations by expanding across various departments and new lines of business within enterprises that already use our service and by adding new services.

The LifeLock Ecosystem
The core of our solution is the LifeLock ecosystem, which enables us to offer what we believe to be the most proactive and comprehensive approach to identity theft protection and consumer risk management services available. In addition to our extensive network of members, enterprise customers, and third-party fulfillment partners, the key components of our ecosystem include the following:
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
Our data repositories include the aggregation of relevant data on consumer transactions and behavior that expands over time as consumers engage in ongoing transactions, which enables us to identify potentially suspicious behavior in real-time related to new transactions for our customers in our enterprise business. For example, our repositories include information associated with credit card applications, wireless accounts, mortgage applications, and other transactions, and this information can be used to assess risk. Additionally, the repositories enable analysis of the interconnectedness of individuals. For example, if an individual has the same address as five different individuals, or shares a cell phone with ten other people, the repositories can identify this information for further risk analysis.
In our enterprise business, the personally identifiable information in our data repositories is not shared with our enterprise customers except under certain circumstances with specific services as permitted under the Fair Credit Reporting Act, or FCRA, and the Gramm-Leach-Bliley Act.  We employ data governance procedures in accordance with applicable laws and our own policies for the collection, use, sharing, and storage of data including, where applicable, the segregation of enterprise customer and/or consumer data that may be subject to specific restrictions or requirements.
Predictive Analytics
We apply patented and proprietary predictive analytics to the data in our repositories to generate actionable intelligence that helps protect against identity theft and identity fraud. We leverage these patented analytics and other related processes to provide real-time visibility into personal data topologies, which we define as a collection of unique identity elements and the connectedness of these elements to each other and to other people, and transactions that indicate risk. Analysis of these data topologies reveals patterns that can be used to evaluate stability and authenticity of consumers as well as identify anomalies that suggest identity risk. For example, our analytics will not only reveal information about a consumer’s link to a known fraud or credit loss, but also to potential associations with identity thieves through sharing of an address or phone number or using the same personally identifiable information to attempt to establish new accounts at multiple enterprises at the same time. This information can be used by our enterprise customers to determine the identity risk of customers and potential fraud.

Technology Platform
We have built a technology platform that enables connectivity between our internal systems and our members, users of the LifeLock Wallet mobile application, and enterprise customers. Our technology platform enables our enterprise customers to share transaction and performance data with us on an ongoing basis and allows us to deliver on-demand, proprietary risk scores and other identity risk-related metrics and reason codes for each transaction our enterprise customers run through the LifeLock ecosystem. Direct connection to our technology platform allows our enterprise customers to determine risk associated with a particular transaction on a sub-second basis. The technology behind our LifeLock Identity Alert system enables us to deliver alerts to our members and provides them with the ability to confirm back to us whether or not they are participating in a transaction. Based on a member’s response regarding participation in a transaction, we can take actions designed to protect both the member and the enterprise customer from becoming victims to a fraudulent transaction.
Our Services
We are a leading provider of proactive identity theft protection services for consumers and consumer risk management services for enterprises.
Consumer Services
We currently offer our identity theft protection services to consumer subscribers under our LifeLock Standard, LifeLock Advantage, and LifeLock Ultimate Plus services, which we launched at the end of July 2014. We will also continue to offer our LifeLock Junior Services and, on a limited basis and for a limited time in connection with certain of our partnerships, our basic LifeLock, LifeLock Command Center, and premium LifeLock Ultimate services. We will continue to provide services to our existing members currently enrolled in our basic LifeLock, LifeLock Command Center, and premium LifeLock Ultimate services. At the heart of our consumer service offerings is our LifeLock Identity Alert system, which provides our members with notifications and alerts, including actionable alerts for new account openings and applications, and a response system for identity threats via text message, phone call, mobile application, or e-mail. We have continued to see success with our premium service offerings, including LifeLock Advantage, LifeLock Ultimate, and LifeLock Ultimate Plus, which accounted for more than 40% of our gross new members enrolled during 2014. As of December 31, 2014, over 25% of our cumulative ending members were enrolled in one of our premium service offerings. The following table summarizes the identity theft protection and remediation services that we currently offer to our members.

Feature	LifeLock Standard	LifeLock Advantage	LifeLock Ultimate Plus
LifeLock Identity Alert System	•	•	•
Lost Wallet Protection	•	•	•
Address Change Verification	•	•	•
Reduced Pre-Approved Credit Card Offers	•	•	•
Black Market Website Surveillance	•	•	•
Live Member Support 24/7/365	•	•	•
Remediation Services During Normal Business Hours	•	•	•
$1 Million Total Service Guarantee backed by Zero Deductible Identity Theft Insurance Policy	•	•	•
Fictitious Identity Monitoring		•	•
Court Records Scanning		•	•
Data Breach Notifications		•	•
Credit Card, Checking and Savings Account Activity Alerts		•	•
Investment Account Activity Alerts			•
Online Annual Credit Report(s)		1 Credit Bureau	3 Credit Bureaus
Online Annual Credit Score(s)		1 Credit Bureau	3 Credit Bureaus
File-Sharing Network Searches			•
Sex Offender Registry Reports			•
Monthly Credit Score Tracking			•
Credit Inquiry Activity			•
Checking and Savings Account Application Alerts			•
Bank Account Takeover Alerts			•
Retail list pricing	$9.99 per month $109.89 per year	$19.99 per month $219.89 per year	$29.99 per month $329.99 per year

Once enrolled in our services, a member may also purchase our LifeLock Junior service, which provides identity theft protection services for minors.  In addition, the LifeLock Wallet mobile application allows consumers to replicate and store a digital copy of their personal wallet contents on their smart device for records backup, as well as mobile use of items such as credit, identification, ATM, insurance, and loyalty cards. The LifeLock Wallet mobile application also offers our members access to our identity theft protection services. As part of our consumer services, we offer 24x7x365 member service support. In addition, in the event that an identity theft has actually occurred, we can take actions designed to help restore the member's identity through our remediation services. Our remediation service team works directly with government agencies, merchants, and creditors to remediate the impact of the identity theft event utilizing our remediation expertise on behalf of our members. This includes our $1 million service guarantee, which is backed by an identity theft insurance policy, under which we will spend up to $1 million to cover certain third-party costs and expenses incurred in connection with the remediation, such as legal and investigatory fees. This insurance also covers certain out-of-pocket expenses, such as loss of income, replacement of fraudulent withdrawals, and costs associated with child and elderly care, travel, stolen purse/wallet, and replacement of documents.
Our consumer services are enhanced by services provided by our third-party fulfillment partners. In January 2014, we entered into a Technology Services Agreement with CSIdentity Corporation, or CSID, which was amended in November 2014. Pursuant to this Technology Services Agreement, which replaced and superseded in its entirety the Amended and Restated Reseller Agreement with CSID dated November 12, 2008, as amended, we purchase certain CSID services. These services comprise a part of our identity theft protection services for consumers and include, among others, non-credit related reports, certain credit reports and scores, and monitoring services. Our agreement with CSID expires on February 15, 2018 and will renew automatically for consecutive 12-month periods, unless we notify CSID of our intent not to renew at least 90 days prior to the expiration of either the initial term or a renewal term or CSID notifies us of its intent not to renew at least 180 days prior to the expiration of either the initial term or a renewal term. In July 2011, we entered into an Identity Protection Service Provider Agreement with Early Warning Services, LLC, or EWS, pursuant to which we market certain alerts generated from data gathered by EWS. These alerts consist of information regarding the checking and savings accounts of our members and the use of our members’ personally identifiable information in connection with checking and savings accounts, a key feature of our consumer service offerings. Our agreement with EWS, as most recently amended in July 2014, expires in July 2017 and is subject to automatic renewal for one-year terms unless either party provides prior written notice of non-renewal.
Enterprise Services
Our consumer risk management services provide real-time visibility into consumer behavior that enables our enterprise customers to better assess the risk of identity fraud. Our flagship identity risk service, ID Score, delivers an accurate, on-demand assessment of the risk of an individual at account opening and throughout the customer lifecycle. Our consumer risk management services are designed to provide our enterprise customers with visibility into consumer behavior to enable them to better assess the risk of an individual and potential fraud, including the following:

•
Fraud detection and identity verification. Our services separate legitimate and suspicious identities in order to detect fraud and avoid customer friction and abandonment. Enterprises can quickly discern legitimate consumers from potentially risky individuals with our consumer risk management services designed to deliver a complete picture of the risk of an individual and potential fraud at any point in the customer lifecycle. This assessment enables enterprises to answer two fundamental questions: is the consumer who the consumer claims to be, and what is the risk of doing business with this consumer?

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
We also offer credit risk services that are designed to provide real-time visibility into consumer stability and that augment and enhance traditional credit scores. Our credit risk services utilize our proprietary data repositories, which include alternative credit data typically not reported to the traditional credit bureaus such as wireless customer and payday lending data. This provides our enterprise customers with better information on which to base account opening, lending, and credit decisions throughout the customer lifecycle to maximize revenue opportunities and reduce risk.
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
Consumer marketing. We utilize consumer advertising and direct response marketing to elevate our brand, attract new members, and generate significant demand for our services, with an increased utilization of digital media.
We use a variety of marketing programs to target members, including radio, television, and print advertisements; direct mail campaigns; our LifeLock Wallet mobile application; press coverage for our company and our services; online display advertising; paid search and search-engine optimization; third-party endorsements; and education programs. In 2014, we derived just over half of our gross new members from our consumer marketing programs.
Partner distribution channels. We utilize strategic and affiliate partner distribution channels to refer prospective members to us and assist us in selling our consumer services to our partners’ and affiliates’ customer bases. We have developed and implemented a national sales organization that targets new partners to enhance our partner distribution channels. In 2014, we derived just under half of our gross new members from our partner distribution channels. These channels include the following:

•
Co-marketing. In this channel, our co-marketing partners, such as airline affinity rewards programs, send co-branded advertisements through direct mail, e-mail, or other communication means to their customer bases.

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
Customer Service
We focus on retention of our current members and believe our ability to establish and maintain long-term relationships with our members depend, in part, on the strength of our member services organization. We have more than 200 employees in our member services organization. Our Tempe, Arizona member service center is open 24x7x365, and we provide remediation services during normal business hours. Our members can communicate with our member service representatives by e-mail or telephone. We also leverage frequent communication and feedback from our members and enterprise customers to continually improve our services.
Customers
Members. As of December 31, 2014, we had approximately 3.6 million members. Our members range from those looking to minimize the risk of identity theft and identity fraud to those who have experienced the personal traumatic event of an identity theft and want the protection and services and peace of mind we provide. Most of our members are paying subscribers who have enrolled in our consumer services directly with us on a monthly or annual basis. A small percentage of our members receive our consumer services through a third-party enterprise that pays us directly, often as a result of a breach within the enterprise or by embedding our service within a broader third-party offering.

Enterprise Customers. We have approximately 50 direct enterprise customers, which include leading financial institutions, telecommunication and cable services providers, government agencies, and technology companies. Through our direct enterprise customers, we also provide our enterprise services to more than 250 indirect enterprise customers, including large retailers, automobile and mortgage lenders, and e-commerce providers. No single enterprise customer accounted for 10% or more of our total enterprise revenue in 2013 or 2014.
Competition
We operate in a highly competitive and rapidly evolving business environment. We believe that the competitive factors in our market include access to a breadth of identity and consumer transaction data, broad and effective service offerings, brand recognition, technology, effective and cost-efficient customer acquisition, customer satisfaction, price, quality and reliable customer service, and accurate identification of appropriate target markets for our business. Our primary competitors are the credit bureaus that include Experian, Equifax, and TransUnion, as well as others, such as Affinion, EWS, Intersections, CSID, and LexisNexis. Some of our competitors have substantially greater financial, technical, marketing, distribution, and other resources than we possess that afford them competitive advantages. As a result, they may be able to devote greater resources to the development, promotion, and sale of services, to deliver competitive services at lower prices or for free, and to introduce new solutions and respond to market developments and customer requirements more quickly than we can.
We believe that the combination of our brand awareness, industry experience, strong retention rate, growing customer base, quality customer service, and extensive data repositories and analytics capabilities provide us with significant competitive advantages. These advantages include our ability to detect and address risk more proactively and comprehensively; our growing data repositories of personally identifiable information and consumer transactions that would be difficult to replicate; our enhanced capability to assess the probability of identity threats; our enhanced visibility into consumer stability and behavior to detect the recurrence of identity threats; our ability to protect both consumers and enterprises against identity threats; our ability to reach an expanding total addressable market concerned about identity theft; and our ability to offer additional services to protect consumers and enterprises against identity theft and identity fraud.
Intellectual Property
We protect our intellectual property rights primarily through a combination of foreign, federal, state, and common law rights, as well as contractual restrictions. We control access to our proprietary technology by entering into confidentiality and invention assignment agreements with our employees and contractors and confidentiality agreements with third parties.
In addition to these contractual arrangements, we also rely on a combination of patents, trademarks, service marks, domain names, copyrights, and trade secrets to protect our intellectual property. As of December 31, 2014, we held six U.S. patents covering various systems and methods for identity based fraud detection, and also had four U.S. patent applications pending. We pursue the registration of our trademarks, service marks, and domain names in the United States and in certain locations abroad. Our registered trademarks in the United States include “LifeLock,” “LifeLock Identity Alert,” our logo, “ID Analytics,” and “ID Score.”
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
Companies in the technology industry may own a large number of patents, copyrights, and trademarks and may frequently request license agreements, threaten litigation, or file suit against us based on allegations of infringement or other violations of intellectual property rights. From time to time, we face, and we expect to face in the future, allegations that we have infringed the trademarks, copyrights, patents, and other intellectual property rights of third parties, including our competitors. As we face increasing competition and as our business grows, we will likely face more claims of infringement.
Governmental Regulation
Our business and the information we use in our business is subject to a wide variety of federal, state, foreign, and local laws and regulations, including the FCRA, the Gramm-Leach-Bliley Act, the FTC Act and comparable state laws that are patterned after the FTC Act, and similar laws. We also are subject to federal and state laws and regulations relating to the channels in which we sell and market our services. In addition, our business is subject to the FTC Stipulated Final Judgment and Order for Permanent Injunction and Other Equitable Relief, which we refer to as the FTC Order, as well as the companion orders with 35 states’ attorneys general that we entered into in March 2010. We incur significant costs to operate our business and monitor our compliance with these laws, regulations, and consent decrees. Any changes to the existing applicable laws or regulations, or any determination that other laws or regulations are applicable to us, could increase our costs or impede our ability to provide our services to our customers, which could have a material adverse effect on our business, operating results, financial condition, and prospects. In addition, any of these laws or regulations is subject to revision, and we cannot predict the impact of such changes on our business. Further, any determination that we have violated any of these laws, regulations, or consent decrees may result in liability for fines, damages, or other penalties, which could have a material adverse effect on our business, operating results, financial condition, and prospects.
We also are subject to federal, state, and foreign laws regarding privacy and protection of data. We post on our website our privacy policy and our terms and conditions, which describe our practices concerning the collection, use, transmission, and disclosure of data. Any failure by us to comply with our posted privacy policy or privacy-related laws and regulations could result in proceedings against us by governmental authorities or others, which could harm our business. In addition, the interpretation of data protection laws, and their application to the Internet, is unclear and in a state of flux. There is a risk that these laws may be interpreted and applied in conflicting ways from state to state, country to country, or region to region, and in a manner that is not consistent with our current data protection practices. Complying with these varying requirements, the evolving nature of all of these laws and regulations, the evolving nature of various governmental bodies’ enforcement efforts, and the possibility of new laws in this area, could increase our costs or impede our ability to provide our services to our customers, which could have a material adverse effect on our business, operating results, financial condition, and prospects. Further, any failure by us to adequately protect our members’ privacy and data could result in a loss of member confidence in our services and ultimately in a loss of members and enterprise customers, which could adversely affect our business.
In March 2010, we and Todd Davis, our Chairman and Chief Executive Officer, entered into the FTC Order. The FTC Order was the result of a settlement of the allegations by the FTC that certain of our advertising and marketing practices constituted deceptive acts or practices in violation of the FTC Act, which settlement made no admission as to the allegations related to such practices. The FTC Order imposes on us and Mr. Davis certain injunctive provisions relating to our advertising and marketing of our identity theft protection services, such as enjoining us from making any misrepresentation of “the means, methods, procedures, effects, effectiveness, coverage, or scope of” our identity theft protection services. However, the bulk of the more specific injunctive provisions have no direct impact on the advertising and marketing of our current services because we have made significant changes in the nature of the services we offer to consumers since the investigation by the FTC in 2007 and 2008, including our adoption of new technology that permits us to provide protection against identity theft and identity fraud. The FTC investigation of our advertising and marketing activities occurred during the time that we relied significantly on the receipt of fraud alerts from the credit reporting agencies for our members. The FTC believed that such alerts had inherent limitations in terms of coverage, scope, and timeliness. Many of the allegations in the FTC complaint, which accompanied the FTC Order, related to the inherent limitations of using credit report fraud alerts as the foundation for identity theft protection. The FTC Order also imposes on us and Mr. Davis certain injunctive provisions relating to our data security for members’ personally identifiable information. At the same time, we also entered into companion orders with 35 states’ attorneys general that impose on us similar injunctive provisions as the FTC Order relating to our advertising and marketing of our identity theft protection services. In addition, the FTC Order imposes on us and Mr. Davis certain compliance requirements, including the delivery of an annual compliance report. We and Mr. Davis have timely submitted these annual compliance reports, but the FTC has not accepted or approved them to date.
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
As previously disclosed, on January 17, 2014, we met with FTC Staff, at our request, to discuss issues regarding allegations that were asserted in a whistleblower claim against us relating to our compliance with the FTC Order. On March 13, 2014, we received a request from the FTC for documents and information related to our compliance with the FTC Order. On October 29, 2014, we completed our responses to the FTC’s March 13, 2014 request for information. On January 5, 2015, we completed our responses to the FTC’s subsequent requests for clarification regarding certain information that we previously submitted. We have engaged in ongoing discussions with the FTC Staff regarding the FTC's inquiry into our compliance with the FTC Order. On February 4, 2015, we made a $20 million settlement offer to the FTC Staff and we remain in ongoing discussions with the FTC Staff regarding a possible settlement of this inquiry. There is no guarantee that we will settle this inquiry for $20 million, if at all, and any settlement with the FTC regarding this inquiry, in addition to the payment of the settlement amount, could result in liability for damages and other penalties, require us to make changes to our services and business practices, and cause us to lose customers, any of which could have a material adverse impact on our business, operating results, financial condition, and prospects.

In addition, on May 16, 2014, we announced that we had determined that certain aspects of the LifeLock Wallet mobile application were not fully compliant with applicable payment card industry (PCI) security standards. As a result, we temporarily suspended the LifeLock Wallet mobile application, and deleted the affected data from our servers. On May 15, 2014, on our own initiative, we informed the FTC Staff of these issues with the LifeLock Wallet mobile application. Those aspects of the LifeLock Wallet mobile application previously identified by us as not meeting applicable PCI security standards were confirmed as meeting applicable PCI security standards on October 28, 2014, and we do not expect to receive further requests for information from the FTC about this. On October 29, 2014, we relaunched the LifeLock Wallet mobile application. A determination that we are in violation of the FTC Order as a result of the FTC’s review of our PCI non-compliance in connection with the LifeLock Wallet mobile application could result in liability for fines, damages, or other penalties, require us to make changes to our services and business practices, and cause us to lose customers, any of which could have a material adverse impact on our business, operating results, financial condition, and prospects.
Given the heightened public awareness of data breaches as well as attention to identity theft protection services like ours, it is also possible that the FTC, at any time, may commence an unrelated inquiry or investigation of our business practices and our compliance with the FTC Order. We believe the increased regulatory scrutiny will continue in our industry for the foreseeable future and could lead to additional meetings or inquiries or investigations by the agencies that regulate our business, including the FTC.
On December 26, 2012, ID Analytics, along with eight other companies, received an information request from the FTC in conjunction with the FTC’s policy study of the operation of the data broker industry. ID Analytics was advised that this request was not an investigation of its business practices but would be the basis of consideration by the FTC whether to recommend to the Congress a legislative extension of FCRA-based consumer safeguards to the use of consumer personal information in the non-FCRA context. In May 2014, the FTC released its “Data Broker Report,” which established, among other things, that the FTC considers ID Analytics to be a “data broker” in the area of “risk mitigation” services.  In the report, the FTC advocated for Congress to pass additional legislation governing the business practices of different categories of data brokers and for data brokers themselves to adjust certain practices.  We expect that the FTC will continue to focus on “data brokers” and their activities for the foreseeable future.
With the growing public concern regarding privacy and the collection, distribution, and use of consumer personal information, we believe we are in an environment in which there is an increased regulatory scrutiny concerning data collection and use practices and the provision and marketing of services, like ours, that seek to protect that information. We expect that kind of scrutiny to continue as the marketplace for services like ours continues to develop. In addition, we believe there has been a recent increase in whistleblower claims made to regulatory agencies, including whistleblower claims made by former employees, which we believe will likely continue, in part because of the provisions enacted by the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, that may entitle persons who report alleged wrongdoing to the Securities and Exchange Commission, or SEC, to cash rewards. Often, the allegations underlying such claims to regulatory agencies result in federal and state inquiries and investigations.
Employees
As of December 31, 2014, we employed 669 people. At that date, we had 527 employees in our consumer business, of which 224 were engaged in member service and support, 90 in products and technology, 100 in marketing and strategic partnerships, and 113 in general and administration; and 142 employees in our enterprise business, of which 91 were engaged in information technology, product development, and sales and marketing, 32 in software development and operations, and 19 in general and administration. We consider our relationship with our employees to be good, and none of our employees are represented by a union in collective bargaining with us.
Technology Infrastructure
We employ a range of information technology solutions, controls, procedures, and processes to protect the confidentiality, integrity, and availability of our critical assets, including our data and information technology systems. We have implemented and tested our information security program to guide and coordinate the people, processes, and technology that protect our core services. This program has been designed to implement oversight efforts, administrative activities, and technical controls in an effort to effectively combat the threats to our critical assets.
We use technologies, such as network firewalls, intrusion prevention systems, application firewalls, and anti-malware, to protect network locations and applications from attacks. We also use encryption technologies and strategies to protect our data. We maintain strictly controlled physical environments. Our information technology systems are housed in a secure data center, where access is limited. Our corporate locations are protected with a two-factor badge and biometric reader system. We also put in place additional physical controls to limit visibility to sensitive customer data. We provide our employees with data security education and training.

We regularly assess the effectiveness of our information security practices and technical controls. In addition to regular external audits, we conduct internal security testing of current practices in order to determine the effectiveness against emerging threats. Additionally, outside penetration tests are conducted on a regular basis. We conduct regular vulnerability scans and penetration tests of our systems in order to determine whether there are any critical vulnerabilities. We also remain aware of publicly disclosed vulnerabilities in commercial and open source products in order to remediate issues in a timely manner. We monitor our systems and environments for suspicious or unusual events, including intrusion detection systems and central security event correlation technologies. We have implemented an incident response process in order to provide a quick and effective response to any potential issue.
We received our annual PCI-DSS Level 1 certifications for our enterprise business in June of 2014 and for our consumer business in July of 2014. Additionally, we obtained a SOC I report in our enterprise business for our information security systems in April 2014 and a SOC II report for our consumer business in October 2014.
Financial Information About Segments and Geographic Areas
See Note 17 to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for financial information about our segments and geographic areas.
Available Information
We were incorporated in Delaware in April 2005. Our principal executive offices are located at 60 East Rio Salado Parkway, Suite 400, Tempe, Arizona 85281, and our telephone number is (480) 682-5100. Our website address is www.lifelock.com. The information on our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC.
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
Risks Related to Our Business and Industry
We have been profitable in our last three fiscal years after incurring significant net losses from our inception through fiscal 2011, but we may not be able to maintain profitability on an annual basis in the future.
We have been profitable in our last three fiscal years after incurring significant net losses from our inception through 2011, but we cannot predict whether we will be able to maintain profitability on an annual basis in the future. We had net income of $2.5 million in 2014, including a $20.0 million legal reserve for a possible settlement with the FTC in connection with its inquiry into our compliance with the FTC Order, net income of $54.5 million in 2013, including a $37.5 million income tax benefit resulting from the release of substantially all of our valuation allowance associated with our deferred tax assets, and net income of $23.5 million in 2012, including a $14.2 million income tax benefit resulting from our acquisition of ID Analytics. We had net losses of $4.3 million and $15.4 million in 2011 and 2010, respectively.
Our recent growth, including our growth in revenue and customer base, may not be sustainable or may decrease, and we may not generate sufficient revenue to maintain annual profitability. Moreover, we expect to continue to make significant expenditures to maintain and expand our business and to operate as a consolidated entity with ID Analytics and Lemon. We also expect to incur additional costs associated with our regulatory and public company compliance, including costs related to our compliance with Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act. These increased expenditures will make it more difficult for us to maintain future annual profitability. Our ability to maintain annual profitability depends on a number of factors, including our ability to attract and service customers on a profitable basis. If we are unable to maintain annual profitability, we may not be able to execute our business plan, our prospects may be harmed, and our stock price could be materially and adversely affected.
If the security of confidential information used in connection with our services is breached or otherwise subject to unauthorized access, our reputation and business may be materially harmed.
Our services require us to collect, store, use, and transmit significant amounts of confidential information, including personally identifiable information, credit card information, and other critical data. We employ a range of information technology solutions, controls, procedures, and processes designed to protect the confidentiality, integrity, and availability of our critical assets, including our data and information technology systems. While we engage in a number of measures aimed to protect against security breaches and to minimize problems if a data breach were to occur, our information technology systems and infrastructure may be vulnerable to damage, compromise, disruption, and shutdown due to attacks or breaches by hackers or due to other circumstances, such as error or malfeasance by employees or third party service providers or technology malfunction. The occurrence of any of these events, as well as a failure to promptly remedy these events should they occur, could compromise our systems, and the information stored in our systems could be accessed, publicly disclosed, lost, stolen, or damaged. Any such circumstance could adversely affect our ability to attract and maintain customers as well as strategic partners, cause us to suffer negative publicity, and subject us to legal claims and liabilities or regulatory penalties. In addition, unauthorized parties might alter information in our databases, which would adversely affect both the reliability of that information and our ability to market and perform our services. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are difficult to recognize and react to effectively and are constantly evolving. We may be unable to anticipate these techniques or to implement adequate preventive or reactive measures. Several recent, highly publicized data security breaches at other companies have heightened consumer awareness of this issue and may embolden individuals or groups to target our systems or those of our strategic partners or enterprise customers.
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
We operate in a highly competitive business environment. Our primary competitors are the credit bureaus that include Experian, Equifax, and TransUnion, as well as others, such as Affinion, EWS, Intersections, CSID, and LexisNexis. Some of our competitors have substantially greater financial, technical, marketing, distribution, and other resources than we possess that afford them competitive advantages. As a result, they may be able to devote greater resources to the development, promotion, and sale of services, to deliver competitive services at lower prices or for free, and to introduce new solutions and respond to market developments and customer requirements more quickly than we can. In addition, some of our competitors may have data that we do not have or cannot obtain without difficulty. Any of these factors could reduce our growth, revenue, access to valuable data, or market share.

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
The number of people who access services through devices other than personal computers, including mobile phones, smart phones, handheld computers, tablets, and other mobile devices, has increased dramatically in recent years and is projected to continue to increase.  The services we develop for users of these alternative devices may not be attractive for users.  In December 2013, in connection with our acquisition of Lemon, we launched the LifeLock Wallet mobile application.  On May 16, 2014, we announced that we had determined that certain aspects of the LifeLock Wallet mobile application were not fully compliant with applicable payment card industry (PCI) security standards. As a result, we temporarily suspended the LifeLock Wallet mobile application, and deleted the affected data from our servers.  Those aspects of the LifeLock Wallet mobile application previously identified by us as not meeting applicable PCI security standards were confirmed as meeting applicable PCI security standards on October 28, 2014. On October 29, 2014, we relaunched the LifeLock Wallet mobile application. The success of our mobile application is unproven, and we have prioritized the quality of user experience with our mobile application over short-term monetization.  Despite the expected growth in mobile devices, there is no guarantee that we will be able to effectively monetize our mobile application and generate meaningful revenue in the future.  If our mobile application is not widely adopted or sufficiently profitable, or if we fail to continue to innovate and introduce enhanced mobile applications and other services for users of these alternative devices, our business could be adversely affected.
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
Our revenue and operating results depend significantly on our ability to retain our existing customers. In our consumer business from which we derive a significant portion of our revenue, we sell our services to our members on a monthly or annual subscription basis. Our members may cancel their membership with us at any time without penalty. In our enterprise business, our customers have no obligation to renew their agreements with us after the contractual term expires, and approximately 70% of our direct enterprise customers do not have monthly transaction minimums and, accordingly, may reduce their utilization of our services during the contractual term. We therefore may be unable to retain our existing members and enterprise customers on the same or on more profitable terms, if at all, and may generate lower revenue as a result of less utilization of our services by our enterprise customers. In addition, we may not be able to predict or anticipate accurately future trends in customer retention or enterprise customer utilization or effectively respond to such trends. Our customer retention rates and enterprise customer utilization may decline or fluctuate due to a variety of factors, including the following:

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
We have derived, and intend to continue to derive, a significant portion of our revenue from members who subscribe to our consumer services through one of our strategic partners. In 2014, we derived just under half of our gross new members from our partner distribution channels. These distribution channels involve various risks, including the following:

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
Our business and the information we use in our business is subject to a wide variety of federal, state, and local laws and regulations, including the FCRA, the Gramm-Leach-Bliley Act, the FTC Act and comparable state laws that are patterned after the FTC Act, and other laws governing credit information, consumer privacy and marketing, servicing of consumer products and services, and insurance products and services. In addition, our business is subject to the FTC Order, as well as the companion orders with 35 states’ attorneys general that we entered into in March 2010. These laws, regulations, and consent decrees cover, among other things, advertising, automatic subscription renewal, broadband residential Internet access, consumer protection, content, copyrights, credit card processing procedures, data protection, distribution, electronic contracts, member privacy, pricing, sales and other procedures, tariffs, and taxation. In addition, it is unclear how existing laws and regulations governing issues such as property ownership, sales and other taxes, and personal privacy apply to the Internet. We incur significant costs to operate our business and monitor our compliance with these laws, regulations, and consent decrees. Any of these laws and regulations is subject to revision, and we cannot predict the impact of such changes on our business. Complying with these varying requirements, the evolving nature of all of these laws and regulations, the evolving nature of various governmental bodies’ enforcement efforts, and the possibility of new laws in this area, could increase our costs or impede our ability to provide our services to our customers, which could have a material adverse effect on our business, operating results, financial condition, and prospects.
In addition, various governmental agencies have the authority to commence investigations and enforcement actions under these laws, regulations, and consent decrees, and private citizens also may bring actions, including class action litigation and whistleblower claims, under some of these laws and regulations. As described in more detail in Item 3 of this Annual Report on Form 10-K, we are currently subject to certain class action lawsuits filed against us.
As previously disclosed, on January 17, 2014, we met with FTC Staff, at our request, to discuss issues regarding allegations that were asserted in a whistleblower claim against us relating to our compliance with the FTC Order. On March 13, 2014, we received a request from the FTC for documents and information related to our compliance with the FTC Order. On October 29, 2014, we completed our responses to the FTC’s March 13, 2014 request for information. On January 5, 2015, we completed our responses to the FTC’s subsequent requests for clarification regarding certain information that we previously submitted. We have engaged in ongoing discussions with the FTC Staff regarding the FTC's inquiry into our compliance with the FTC Order. On February 4, 2015, we made a $20 million settlement offer to the FTC Staff and we remain in ongoing discussions with the FTC Staff regarding a possible settlement of this inquiry. There is no guarantee that we will settle this inquiry for $20 million, if at all, and any settlement with the FTC regarding this inquiry, in addition to the payment of the settlement amount, could result in liability for damages and other penalties, require us to make changes to our services and business practices, and cause us to lose customers, any of which could have a material adverse impact on our business, operating results, financial condition, and prospects.
In addition, on May 16, 2014, we announced that we had determined that certain aspects of the LifeLock Wallet mobile application were not fully compliant with applicable payment card industry (PCI) security standards. As a result, we temporarily suspended the LifeLock Wallet mobile application, and deleted the affected data from our servers. On May 15, 2014, on our own initiative, we informed the FTC Staff of these issues with the LifeLock Wallet mobile application. We have no indication that the data included in the LifeLock Wallet mobile application servers was compromised. The LifeLock Wallet mobile application storage processes are separate and independent from our core identity theft protection services business, including the enrollment and related credit card storage processes used in our services. As such, we do not believe the suspension of the LifeLock Wallet mobile application impacted in any manner the core functionality or utility of the identity theft protection services we provide to our members.  Those aspects of the LifeLock Wallet mobile application previously identified by us as not meeting applicable PCI security standards were confirmed as meeting applicable PCI security standards on October 28, 2014, and we do not expect to receive further requests for information about this. On October 29, 2014, we relaunched the LifeLock Wallet mobile application. A determination that we are in violation of the FTC Order as a result of the FTC’s review of our PCI non-compliance in connection with the LifeLock Wallet mobile application could result in liability for fines, damages, or other penalties, require us to make changes to our services and business practices, and cause us to lose customers, any of which could have a material adverse impact on our business, operating results, financial condition, and prospects.
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

Responding to these investigations and actions may cause us to incur significant expenses and could divert our management and key personnel from our business operations. Any determination that we have violated any of these laws, regulations, or consent decrees may result in liability for fines, damages, or other penalties, require us to make changes to our services and business practices, and cause us to lose customers, any of which could have a material adverse impact on our business, operating results, financial condition, and prospects. In addition, the media recently is increasingly covering perceived noncompliance with consumer protection regulations and violations of notions of fair dealing with customers, and our industry is susceptible to peremptory charges by the media and others of regulatory noncompliance and unfair dealing.
On December 26, 2012, ID Analytics, along with eight other companies, received an information request from the FTC in conjunction with the FTC's policy study of the operation of the data broker industry. ID Analytics was advised that this request was not an investigation of its business practices but would be the basis of consideration by the FTC whether to recommend to the Congress a legislative extension of FCRA-based consumer safeguards to the use of consumer personal information in the non-FCRA context. In May 2014, the FTC released its “Data Broker Report,” which established, among other things, that the FTC considers ID Analytics to be a “data broker” in the area of “risk mitigation” services.  In the report, the FTC advocated for Congress to pass additional legislation governing the business practices of different categories of data brokers and for data brokers themselves to adjust certain practices.  We expect that the FTC will continue to focus on “data brokers” and their activities for the foreseeable future. Any future legislation or additional regulation that is enacted as a result of the FTC's "Data Broker Report" may result in increased compliance costs or require us to make changes to our services and business practices, any of which could have a material adverse impact on our business, operating results, financial condition, and prospects.
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
As previously disclosed, on January 17, 2014, we met with FTC Staff, at our request, to discuss issues regarding allegations that were asserted in a whistleblower claim against us relating to our compliance with the FTC Order. On March 13, 2014, we received a request from the FTC for documents and information related to our compliance with the FTC Order. On October 29, 2014, we completed our responses to the FTC’s March 13, 2014 request for information. On January 5, 2015, we completed our responses to the FTC’s subsequent requests for clarification regarding certain information that we previously submitted. We have engaged in ongoing discussions with the FTC Staff regarding the FTC's inquiry into our compliance with the FTC Order. On February 4, 2015, we made a $20 million settlement offer to the FTC STaff and we remain in ongoing discussions with the FTC Staff regarding a possible settlement of this inquiry. There is no guarantee that we will settle this inquiry for $20 million, if at all, and any settlement with the FTC regarding this inquiry, in addition to the payment of the settlement amount, could result in liability for damages and other penalties, require us to make changes to our services and business practices, and cause us to lose customers, any of which could have a material adverse impact on our business, operating results, financial condition, and prospects.
The outcome of litigation or regulatory proceedings could subject us to significant monetary damages, restrict our ability to conduct our business, harm our reputation, and otherwise negatively impact our business.
From time to time, we have been, and in the future may become, subject to litigation, claims, and regulatory proceedings, including class action litigation and litigation arising from contract disputes with vendors, partners, and customers. In addition, as described in more detail in Item 3 of this Annual Report on Form 10-K, we are presently engaged in ongoing discussions with the FTC Staff regarding the FTC’s inquiry into our compliance with the FTC Order, and we are presently subject to various securities and consumer class action complaints.
We cannot predict the outcome of these actions or proceedings, or any other actions or proceedings filed against us in the future, and the cost of defending such actions or proceedings could be material. Furthermore, defending such actions or proceedings could divert our management and key personnel from our business operations. If we are found liable in any actions or proceedings, we may have to pay substantial damages or change the way we conduct our business, either of which may have a material adverse effect on our business, operating results, financial condition, and prospects. There may also be negative publicity associated with litigation or regulatory proceedings that could harm our reputation or decrease acceptance of our services. Moreover, we utilize contractors and third parties for various services, including certain advertising, which may increase these risks. A former service provider claimed that she was misclassified as an independent contractor, and we may be subject to other claims of this nature from time to time. These claims may be costly to defend and may result in imposition of damages, adverse tax consequences, and harm to our reputation.
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
ID Analytics has historically derived, and continues to derive, a significant portion of its revenue from a limited number of enterprise customers. For example, in 2014, 2013, and 2012, sales derived through ID Analytics’ top ten customers accounted for approximately 71%, 65%, and 70%, respectively, of ID Analytics’ revenue for those periods. Some of these customers also provide services that compete with our consumer services and, accordingly, may seek alternative services in the future. The loss of several of our enterprise customers, or of any of our large enterprise customers, could have a material adverse effect on our revenue and results of operations, as well as the efficacy and attractiveness of the LifeLock ecosystem.
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
We rely on our network and data center infrastructure and internal technology systems for many of our development, operational, support, sales, accounting, and financial reporting activities. We routinely invest resources to update and improve these systems and environments with the goal of better meeting the existing, as well as the growing and changing requirements of our customers. If we experience prolonged delays or unforeseen difficulties in updating and upgrading our systems and architecture, we may experience outages and may not be able to deliver certain service offerings and develop new service offerings and enhancements that we need to remain competitive. Such improvements and upgrades often are complex, costly, and time consuming. In addition, such improvements can be challenging to integrate with our existing technology systems or may result in problems with our existing technology systems. Unsuccessful implementation of hardware or software updates and improvements could result in outages, disruption in our business operations, loss of revenue, or damage to our reputation. Our systems and data are hosted by third-party data centers, and certain applications are hosted by other third-party cloud providers. If one or more of these third-party data centers or cloud providers experience any disruptions, outages, or catastrophes, it could disrupt our business and result in a loss of customers, loss of revenue, or damage to our reputation.
Natural or man-made disasters and other similar events may significantly disrupt our and our strategic partners’ or service providers’ businesses, and negatively impact our results of operations and financial condition.
Our enterprise business headquarters and the back-up data centers and cloud providers for our enterprise business are located in Southern California, which is situated on or near earthquake fault lines. Our primary data center for our enterprise business is located in Nevada. In our consumer business, we have data centers in Northern California and Arizona. Any of our or our strategic partners’ or service providers’ facilities may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, tornadoes, hurricanes, wildfires, floods, nuclear disasters, acts of terrorism or other criminal activities, infectious disease outbreaks, and power outages, which may render it difficult or impossible for us or our strategic partners or service providers to operate our respective businesses for some period of time. Our and our strategic partners’ or service providers’ facilities would likely be costly to repair or replace, and any such efforts would likely require substantial time. Any disruptions in our or our strategic partners’ or service providers’ operations could negatively impact our business and results of operations and harm our reputation. In addition, we and our strategic partners or service providers may not carry business insurance or may not carry sufficient business insurance to compensate for losses that may occur. Any such losses or damages could have a material adverse effect on our business, results of operations, and financial condition.

Changes in the economy may significantly affect our business, operating results, and financial condition.
Our business may be affected by changes in the economic environment. Our services, particularly our consumer services, are discretionary purchases, and members may reduce or eliminate their discretionary spending on our services during a difficult economic environment. Although we have not yet experienced a material increase in membership cancellations or a material reduction in our member retention rate, we may experience such an increase or reduction in the future, especially in the event of a prolonged recessionary period or a worsening of current conditions. In addition, during an economic downturn consumers may experience a decline in their credit, which may result in less demand for our services. Conversely, consumers may spend more time using the Internet during an economic downturn and may have less time for our services in a period of economic growth. In addition, media prices may increase in a period of economic growth, which could significantly increase our marketing and advertising expenses. As a result, our business, operating results, and financial condition may be significantly affected by changes in the economic environment.
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
We restated certain prior consolidated financial statements, which may lead to additional risks and uncertainties, including shareholder litigation, loss of investor confidence, and negative impacts on our stock price.
In November 2014, we restated our audited consolidated financial statements for the year ended December 31, 2013, our unaudited condensed consolidated financial statements for the quarters ended March 31, 2013, June 30, 2013, and September 30, 2013, and our unaudited condensed consolidated financial statements for the quarters ended March 31, 2014 and June 30, 2014. The determination to restate these financial statements was made by our Audit Committee, after discussion with management and Ernst & Young LLP, following the identification of an error related to our calculation of the volatility assumption within the Black-Scholes option pricing model used to compute our share-based compensation expense since our initial public offering in October 2012, which resulted in a higher volatility and, accordingly, we materially overstated share-based compensation expense for the impacted periods described above. As a result of these events, we have become subject to a number of additional risks and uncertainties, including potential shareholder litigation. If litigation did occur, we would incur substantial defense costs regardless of the outcome of such litigation. Likewise, such events may cause a diversion of our management’s time and attention. If we do not prevail in any such litigation, we could be required to pay substantial damages or settlement costs. In addition, the fact that we have completed a restatement may lead to a loss of investor confidence and have negative impacts on the trading price of our common stock.
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
In connection with the restatement of our audited consolidated financial statements for the year ended December 31, 2013, our unaudited condensed consolidated financial statements for the quarters ended March 31, 2013, June 30, 2013, and September 30, 2013, and our unaudited condensed consolidated financial statements for the quarters ended March 31, 2014 and June 30, 2014, management, including our Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of our internal control over financial reporting as of December 31, 2013. Based on this reassessment using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework

(1992 framework), management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2013 because of a deficiency in the control over the calculation of the volatility assumption within the Black-Scholes option pricing model used to compute our share-based compensation expense that management concluded was a material weakness. This control deficiency resulted in the misstatement of share-based compensation expense and net income available to common stockholders and the related financial disclosures for the year ended December 31, 2013 (and the restatement of the unaudited quarterly condensed consolidated financial information for the quarters ended March 31, 2013, June 30, 2013, September 30, 2013, and December 31, 2013). Although we have remediated this material weakness, and while we have determined that our internal control over financial reporting was effective as of December 31, 2014, as indicated in Management's Annual Report on Internal Control over Financial Reporting included in this Annual Report on Form 10-K, if we are otherwise unable to maintain adequate internal controls for financial reporting, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls as required pursuant to the Sarbanes-Oxley Act, it could result in another material misstatement of our financial statements that would require a restatement, investor confidence in the accuracy and timeliness of our financial reports may be impacted, or the market price of our common stock could be negatively impacted.
The failure to manage our growth may damage our brand recognition and reputation and harm our business and operating results.
We have experienced rapid growth in a relatively short period of time. Our revenue grew from $18.9 million in 2007 to $476.0 million in 2014, and our members increased from approximately 30,000 on December 31, 2006 to approximately 3.6 million on December 31, 2014. In addition, our acquisitions of ID Analytics in March 2012 and Lemon in December 2013 increased our revenue, facilities, and number of employees, and we will likely hire additional employees in the future. We must successfully manage our growth to achieve our objectives. Our ability to effectively manage any significant growth of our business will depend on a number of factors, including our ability to do the following:

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
For example, we have an ongoing lawsuit against certain former executives of Lemon, including its former General Manager, alleging breaches of employment related contracts, breaches of fiduciary duty, and fraud involving work for third party Xapo, Inc. and/or Xapo, Ltd. during their employment with Lemon. The outcome of this matter is unclear and although no counterclaims have been asserted against us, it is possible that they will be asserted in the future. In addition, in December 2014, we settled certain indemnification claims that we previously made with respect to our acquisition of Lemon, which resulted in a $5.0 million payment to us out of the escrow account established in connection with that acquisition.

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

•	managing the varying intellectual property protection strategies and other activities of the acquired company;

•	the potential strain on our financial and managerial controls and reporting systems and procedures;

•	greater than anticipated costs and expenses related to the integration of the acquired business with our business;

•	potential unknown liabilities associated with the acquired company;

•	potential post-closing claims against or litigation with sellers of the acquired company;

•	challenges inherent in effectively managing an increased number of employees in diverse locations;

•	failure of acquired businesses to achieve expected results;

•	the risk of impairment charges related to potential write-downs of acquired assets in future acquisitions; and

•	difficulty of establishing uniform standards, controls, procedures, policies, and information systems.
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
Our success depends to a significant extent upon the continued services of our current management team, including Todd Davis, our Chairman and Chief Executive Officer. We maintain a "key person" policy on Mr. Davis. The loss of Mr. Davis or one or more of our other key executives or employees could have a material adverse effect on our business. We also maintain a “key person” policy on Dr. Stephen Coggeshell, Chief Analytics and Science Officer at ID Analytics. Other than Mr. Davis and Dr. Coggeshell, we do not maintain "key person" policies on the lives of our executive officers or any of our other employees. We employ all of our executive officers and key employees on an at-will basis, and their employment can be terminated by us or them at any time, for any reason and without notice, subject, in certain cases, to severance payment rights. In order to retain valuable employees, in addition to salary and cash incentives, we provide stock options or other share-based compensation that vests over time. The value to employees of share-based compensation that vests over time will be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract offers from other companies.
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
A failure of the insurance companies that underwrite the identity theft insurance provided as part of our consumer services, or refusal by those insurance companies to provide the expected insurance, or failure of our products to comply with applicable state insurance regulations, could harm our business.
Our consumer services include identity theft insurance for our members that provides coverage for certain out-of-pocket expenses to our members, such as loss of income, replacement of fraudulent withdrawals, and costs associated with child and elderly care, travel, stolen purse/wallet, and replacement of documents. This identity theft insurance also backs our $1 million service guarantee. Any failure or refusal of our insurance providers to provide the expected insurance benefits, or failure of our products to comply with applicable state insurance regulations, could damage our reputation, cause us to lose members, expose us to liability claims by our members, negatively impact our sales and marketing efforts, and have a material adverse effect on our business, operating results, and financial condition.
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
While we generally obtain non-disclosure agreements from each of our employees and independent contractors, there are former independent contractors from whom we have not obtained these agreements. Therefore, these former independent contractors may inappropriately disclose our confidential information or use that confidential information illegally, which could harm our business.

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
As of December 31, 2014, we had no outstanding debt. We may incur indebtedness in the future, including borrowings available under our $85 million credit facility with Bank of America. Any substantial indebtedness and the fact that a substantial portion of our cash flow from operating activities could be needed to make payments on this indebtedness could have adverse consequences, including the following:

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
In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming.  These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies.  This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.  We intend to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations, and standards are unsuccessful, regulatory authorities may initiate legal proceedings against us and our business may be harmed.
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
As of December 31, 2014, we had approximately $165.1 million of federal and approximately $86.9 million of state net operating loss carry-forwards. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three year period), the corporation’s ability to use its pre-change net operating loss carry-forwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. In 2013, we completed an analysis of prior year ownership changes and determined that in prior years we had experienced an “ownership change” as defined by Section 382 of the Internal Revenue Code. However, we determined that none of our federal and state net operating loss carry-forwards will expire solely as a result of our prior ownership changes. Additionally, with our initial public offering, or IPO, and other transactions that have occurred over the past three years, we may also experience an “ownership change” in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry-forwards to offset taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

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
Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the price or liquidity of our common stock. In addition when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. For example, as described in more detail in Item 3 of this Annual Report on Form 10-K, we are subject to a securities class action lawsuit filed against us. As a result of this class action complaint, or if any of our stockholders were to bring a lawsuit against us in the future, we could incur substantial costs defending the lawsuits or paying for settlements or damages. Such lawsuits could also divert the time and attention of our management from our business.
Future sales of our common stock in the public market by our existing stockholders, or the perception that such sales might occur, could depress the market price of our common stock.
The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and even the perception that these sales could occur may depress the market price. As of December 31, 2014, we had approximately 93.9 million shares of common stock outstanding. These shares may be sold in the public market, subject to prior registration or qualification for an exemption from registration, including, in the case of shares held by affiliates, compliance with the volume restrictions of Rule 144. In addition, shares issued or issuable upon the exercise of options and warrants, and shares delivered under restricted stock unit or restricted stock awards, are also eligible for sale. Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock.
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
We have never declared or paid any cash dividends on our capital stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. In addition, our senior credit facility with Bank of America restricts our ability to pay cash dividends. We plan to retain any future earnings to finance our operations and growth plans discussed elsewhere in this Annual Report on Form 10-K. Accordingly, investors must rely on sales of shares of their common stock after price appreciation, which may never occur, as the only way to realize any return on their investment.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our corporate headquarters is located in Tempe, Arizona, where we lease approximately 85,000 square feet of office space under a lease that expires in 2024. We also lease an aggregate of approximately 23,000 square feet in Irvine, California, Mountain View, California, and San Francisco, California.  We also have data centers for our consumer business in Arizona and Northern California.
Our enterprise business headquarters is located in San Diego, California, where we lease approximately 39,000 square feet under a lease that expires in 2018. We also have data centers for our enterprise business located in Nevada and Southern California.
We believe that our existing facilities are sufficient for our operational needs for the foreseeable future.
ITEM 3. LEGAL PROCEEDINGS
On September 25, 2012, Denise Richardson filed a complaint against our company and Todd Davis in the United States District Court for the Southern District of Florida. Ms. Richardson claimed that she was improperly classified as an independent contractor instead of an employee and that we breached the terms of an alleged employment agreement. Ms. Richardson claimed she was entitled to equitable relief, compensatory damages, liquidated damages, statutory penalties, punitive damages, interest, costs, and attorneys’ fees. On March 31, 2014, our motion to dismiss was granted in part and denied in part with the court dismissing nine of the ten counts that were subject to the motion to dismiss, including the single count against Mr. Davis.  On April 23, 2014, Ms. Richardson filed an amended complaint against our company and Mr. Davis again claiming that she was improperly classified as an independent contractor instead of an employee and that we breached the terms of an alleged employment agreement. Ms. Richardson claimed she was entitled to equitable relief, compensatory damages, liquidated damages, statutory penalties, punitive damages, interest, costs, and attorneys’ fees.  On April 29, 2014, Mr. Davis and we filed a motion to dismiss all but one of the counts in the amended complaint. On June 11, 2014, Ms. Richardson filed a Notice of Voluntary Dismissal by which she voluntarily dismissed her ERISA claims against us, as well as her only claim against Mr. Davis. As to the remaining claims, the court denied our motion to dismiss on September 23, 2014 and we answered the amended complaint on October 14, 2014. On January 9, 2015, we entered into a full and final settlement agreement with Ms. Richardson and, on January 20, 2015, the case was dismissed with prejudice.
On March 3, 2014, Dawn B. Bien, representing herself and seeking to represent a class of persons who acquired our securities from February 26, 2013 to February 19, 2014, inclusive, filed a class action complaint in United States District Court for the District of Arizona alleging violations of Sections 10(b) and 20(a) of the Exchange Act against us, Todd Davis, and Chris Power.  We refer to this complaint as the Bien Complaint. On March 10, 2014, Joseph F. Scesny also filed a class action complaint in the same court against the same parties that made substantively similar allegations and requested substantially similar relief as the Bien Complaint.  We refer to this complaint as the Scesny Complaint. On June 16, 2014, the court consolidated the Bien Complaint and Scesny Complaint into a single action captioned In re LifeLock, Inc. Securities Litigation.  The court also appointed a lead plaintiff and lead counsel.  On August 15, 2014, the lead plaintiff filed the Consolidated Amended Class Action Complaint, or the Consolidated Amended Complaint, against us, Mr. Davis, Mr. Power, and Hilary Schneider seeking to represent a class of persons who acquired our securities from February 26, 2013 to May 16, 2014, inclusive, or the Class Period.  The Consolidated Amended Complaint alleged that we, along with Ms. Schneider and Messrs. Davis and Power, violated Sections 10(b) and 20(a) of the Exchange Act by making materially false or misleading statements, or failing to disclose material facts regarding certain of our business, operational, and compliance policies, including with regard to certain of our services, our data security program, and our and Mr. Davis’ compliance with the FTC Order.   The Consolidated Amended Complaint alleged that, as a result, certain public statements made by Ms. Schneider and Messrs. Davis and Power during the Class Period, and certain of our financial statements issued during the Class Period, were false and misleading.  The Consolidated Amended Complaint sought certification as a class action, compensatory damages, and attorneys’ fees and costs.  On September 15, 2014, we, along with Ms. Schneider and Messrs. Davis and Power, filed a motion

to dismiss the Consolidated Amended Complaint.   On October 15, 2014, the lead plaintiff filed a Memorandum In Opposition to our motion to dismiss. Pursuant to the court’s order of September 17, 2014, a hearing on our motion to dismiss was held on December 1, 2014.   On December 17, 2014, the court dismissed the Consolidated Amended Complaint and gave the lead plaintiff 21 days to seek leave to amend. The lead plaintiff filed his Second Consolidated Amended Complaint, on January 16, 2015. The Second Consolidated Amended Complaint no longer names Ms. Schneider as a defendant, but otherwise makes substantively similar allegations as the Consolidated Amended Complaint. It alleges that we, along with Messrs. Davis and Power, violated Sections 10(b) and 20(a) of the Exchange Act by making materially false or misleading statements, or failing to disclose material facts regarding certain of our business, operational, and compliance policies, including with regard to certain of our services, our data security program, and our and Mr. Davis’ compliance with the FTC Order. The Second Consolidated Amended Complaint alleges that, as a result, certain public statements made by Messrs. Davis and Power during the Class Period, and certain of our financial statements issued during the Class Period, were false and misleading. The Second Consolidated Amended Complaint seeks certification as a class action, compensatory damages, and attorney’s fees and costs. We, along with Messrs. Davis and Power, filed a motion to dismiss the Second Consolidated Amended Complaint on January 30, 2015. A hearing on our motion to dismiss will be held on March 16, 2015.
On March 13, 2014, we received a request from the FTC for documents and information related to our compliance with the FTC Order. Prior to our receipt of the FTC’s request, we met with FTC Staff on January 17, 2014, at our request, to discuss issues regarding allegations that have been asserted in a whistleblower claim against us relating to our compliance with the FTC Order. On October 29, 2014, we completed our responses to the FTC’s March 13, 2014 request for information. On January 5, 2015, we completed our responses to the FTC’s subsequent requests for clarification regarding certain information that we previously submitted. We have engaged in ongoing discussions with the FTC Staff regarding the FTC's inquiry into our compliance with the FTC Order. On February 4, 2015, we made a $20 million settlement offer to the FTC Staff and we remain in ongoing discussions with the FTC Staff regarding a possible settlement of this inquiry.
On March 20, 2014, Michael D. Peters filed a complaint in United States District Court for the District of Arizona against our company, Kim Jones, and Cristy Schaan.  Mr. Jones is not affiliated with us.  Ms. Schaan is our Chief Information Security Officer.  In his complaint, Mr. Peters alleges that we violated the whistleblower protection provisions of the Sarbanes-Oxley Act and the Dodd-Frank Act by terminating Mr. Peters’ employment as a result of alleged disclosures that he made to us, and that Ms. Schaan defamed Mr. Peters.  Mr. Peters seeks from us two times his back pay, two times the value of certain stock options and bonus, moving expenses, damages for emotional harm and anxiety, damages for harm to reputation, litigation costs including attorneys’ fees, and interest, and sought from Ms. Schaan actual damages, punitive damages, and interest.  On April 21, 2014, we filed an answer, affirmative defenses, and counterclaims, answering Mr. Peters’ claim under the Sarbanes-Oxley Act and asserting counterclaims against Mr. Peters for fraud, negligent misrepresentation, breach of contract, and unjust enrichment, based on our allegations that we were induced to hire Mr. Peters by his false statements and misrepresentations regarding his employment history and seeking to recover actual and consequential damages, punitive damages, attorneys’ fees, and the signing bonus paid to Mr. Peters.  Mr. Peters answered our counterclaims on May 7, 2014.  On April 21, 2014, we also filed a motion to dismiss Mr. Peters’ claim under the Dodd-Frank Act.  On April 25, 2014, Ms. Schaan filed a motion to dismiss Mr. Peters’ claim against her.  On June 2, 2014, Mr. Peters filed a motion for judgment on the pleadings directed to our unjust enrichment counterclaim, one of the four counterclaims we brought against Mr. Peters.  The court ruled on all of the pending motions on September 19, 2014.  Ms. Schaan’s motion to dismiss the defamation claim against her was granted and she was dismissed from the case. Our motion and the motion filed by Mr. Peters and LifeLock were denied. In addition, Mr. Peters dismissed his claim against Mr. Jones pursuant to a settlement. On October 3, 2014, we filed an amended answer responding to both of the claims Mr. Peters asserted against us. On January 22, 2015, the court entered a scheduling order containing certain deadlines for the case, including the completion of all discovery by October 30, 2015, the filing of any dispositive motions by December 4, 2015, and the filing of certain pre-trial submissions by March 4, 2016. A status hearing is set in the case for August 14, 2015.
On August 1, 2014, our subsidiaries Lemon and Lemon Argentina, S.R.L. (Lemon Argentina, and together, the Lemon Entities) filed a lawsuit in Santa Clara Superior Court in San Jose, California against Wenceslao Casares, former General Manager of Lemon, Cynthia McAdam, former General Counsel of Lemon, and Federico Murrone, Martin Apesteguia and Fabian Cuesta, each a former employee and former member of the Board of Directors of Lemon Argentina (the Argentine Executives). The complaint alleges breaches of employment-related contracts and breaches of fiduciary duty involving each named individual’s work for third-party Xapo, Inc. and/or Xapo, Ltd. during their employment by the applicable Lemon Entity.  Mr. Casares and Ms. McAdam have been served.  The Lemon Entities are in the process of serving the Argentine Executives through the procedures set forth in the Hague Convention.  Mr. Casares and Ms. Cynthia McAdam, through their counsel, have demanded that we and Lemon defend them against the claims brought by the Lemon Entities and advance them the costs of their attorneys’ fees.  We and Lemon have rejected those demands.  The parties, including the Argentine Executives, engaged in mediation in August 2014 in Buenos Aires, Argentina, and again in December 2014 in San Francisco, California but were unable to settle any claims. On January 30, 2015, the Lemon entities filed a second amended complaint alleging breaches of employment-related contracts, breaches of fiduciary duties and fraud, and seeking declatory relief against Mr. Casares, Ms.

McCadam and the Argentine Executives. Although no counterclaims have been asserted against us or the Lemon Entities to date in connection with this matter, it is possible that they will be asserted in the future.
On January 19, 2015, plaintiffs Napoleon Ebarle and Jeanne Stamm filed a nationwide putative consumer class action against us in the United States District Court for the Northern District of California.  The plaintiffs allege that we have engaged in deceptive marketing and sales practices in connection with our membership plans in violation of the Arizona Consumer Fraud Act, and are seeking declaratory judgment under the Federal Declaratory Judgment Act.  The plaintiffs also seek certification of a nationwide class of consumers who are or were subscribers of  our identity theft protection services since January 19, 2014, compensatory damages, and attorneys’ fees and costs. We were served with the complaint on January 22, 2015.   An answer or other responsive pleading is due on March 2, 2015.
On January 29, 2015, plaintiff Etan Goldman filed a California putative consumer class action complaint against us in Santa Clara Superior Court in San Jose, California. The complaint alleges that we violated California’s Automatic Renewal Law and Unfair Competition Law by failing to provide required disclosures concerning our auto renewal terms and cancellation policies.  The complaint also seeks certification of a class consisting of all persons in California who have purchased subscriptions to identity theft protection services from us since December 1, 2010, injunctive relief, compensatory damages, restitution, and attorneys’ fees and costs.  Our answer or other response is due on March 4, 2015.
On February 2, 2015, plaintiff Thomas A. Trax filed a class action complaint against us in United States District Court for the Southern District of California.  This complaint asserts that we violated California’s Automatic Renewal Law and Unfair Competition Law by failing to provide required disclosures concerning our auto renewal terms and cancellation policies. The complaint seeks certification of a class consisting of all persons in California who have purchased products and/or services from us as part of an automatic renewal plan or continuous service offer since February 2, 2011, injunctive relief, compensatory damages, restitution, a constructive trust and/or disgorgement, and attorneys’ fees and costs.  We have not yet been served with the complaint.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock has been listed on The New York Stock Exchange under the symbol “LOCK” since October 3, 2012. Prior to that time, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sales price of our common stock as quoted on The New York Stock Exchange.

	High	Low
Fiscal Year Ended December 31 2014:
First Quarter	$22.85	$15.50
Second Quarter	$17.73	$10.48
Third Quarter	$15.93	$12.30
Fourth Quarter	$19.15	$13.64
Fiscal Year Ended December 31, 2013:
First Quarter	$12.49	$7.94
Second Quarter	$11.88	$8.31
Third Quarter	$15.21	$10.49
Fourth Quarter	$17.79	$13.16
On February 13, 2015, the closing price per share of our common stock as reported on The New York Stock Exchange was $14.10 per share. As of February 13, 2015, there were 44 holders of record of our common stock.
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
The following graph shows a comparison from October 3, 2012 (the date our common stock commenced trading on The New York Stock Exchange) through December 31, 2014 of the total cumulative return of our common stock with the total cumulative return of the NASDAQ Composite Index, the NASDAQ Computer Index, and the Dow Jones US Technology.  The comparison assumes that $100.00 was invested in our common stock, the NASDAQ Composite Index, the NASDAQ Computer Index, and the Dow Jones US Technology, and assumes reinvestment of dividends, if any. The graph assumes the initial value of our common stock on October 3, 2012 was the closing sale price on that day of $8.36 per share and not the initial offering price to the public of $9.00 per share. The performance shown on the graph below is based on historical results and is not intended to suggest future performance.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information regarding our repurchases of common stock during the three months ended December 31, 2014. All of the shares of common stock were surrendered to us to satisfy tax withholding obligations associated with the vesting of restricted stock.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2014 - October 31, 2014	—	—	—	—
November 1, 2014 - November 30, 2014	—	—	—	—
December 1, 2014 - December 31, 2014	3,429	$17.09	—	—

ITEM 6.	SELECTED FINANCIAL DATA
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
We have derived the consolidated statements of operations data for the years ended December 31, 2014, 2013, and 2012 and the consolidated balance sheet data as of December 31, 2014 and 2013 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We have derived the consolidated statements of operations data for the years ended December 31, 2011 and 2010 and the consolidated balance sheet data as of December 31, 2012, 2011, and 2010 from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that should be expected in the future and the selected financial data is not intended to replace the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

On December 11, 2013, we completed our acquisition of Lemon.  On March 14, 2012, we completed our acquisition of ID Analytics. The consolidated statements of operations data for the years ended December 31, 2013 and 2012 only include the results for Lemon and ID Analytics since the respective dates of acquisition.

	Year Ended December 31,
	2014	2013	2012	2011	2010
Consolidated Statements of Operations Data:	(in thousands, except per share data)
Revenue:
Consumer revenue	$449,193	$340,121	$254,678	$193,949	$162,279
Enterprise revenue	26,823	29,537	21,750	—	—
Total revenue	476,016	369,658	276,428	193,949	162,279
Cost of services (1)	120,422	100,065	79,916	62,630	51,445
Gross profit	355,594	269,593	196,512	131,319	110,834
Costs and expenses:
Sales and marketing (1)	213,984	162,363	122,989	91,217	78,844
Technology and development (1)	50,973	40,015	29,543	17,749	21,338
General and administrative (1)	75,673	42,125	24,629	17,510	23,306
Amortization of acquired intangible assets	8,898	7,909	6,258	—	—
Total costs and expenses	349,528	252,412	183,419	126,476	123,488
Income (loss) from operations	6,066	17,181	13,093	4,843	(12,654)
Other income (expense):
Interest expense	(353)	(353)	(3,677)	(231)	(1,368)
Interest income	281	124	30	8	28
Change in fair value of warrant liabilities	—	—	3,117	(8,658)	(1,333)
Change in fair value of embedded derivative	—	—	(2,785)	—	—
Other	(137)	(21)	(5)	(5)	(41)
Total other expense	(209)	(250)	(3,320)	(8,886)	(2,714)
Income (loss) before provision for income taxes	5,857	16,931	9,773	(4,043)	(15,368)
Income tax expense (benefit)	3,362	(37,524)	(13,730)	214	8
Net income (loss)	2,495	54,455	23,503	(4,257)	(15,376)
Accretion of convertible redeemable preferred stock	—	—	(9,378)	(18,926)	(16,145)
Beneficial conversion feature on convertible redeemable preferred stock	—	—	(2,452)	—	—
Net income allocable to convertible redeemable preferred stockholders	—	—	(5,504)	—	—
Net income available (loss attributable) to common stockholders	$2,495	$54,455	$6,169	$(23,183)	$(31,521)
Net income available (loss attributable) per share to common stockholders:
Basic	$0.03	$0.61	$0.18	$(1.24)	$(1.74)
Diluted	$0.03	$0.57	$0.09	$(1.24)	$(1.74)
Weighted-average common shares outstanding:
Basic	92,733	88,636	35,082	18,725	18,068
Diluted	99,102	96,047	62,191	18,725	18,068

(1) Share-based compensation included in the consolidated statements of operations data above was as follows:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Cost of services	$1,258	$758	$648	$309	$262
Sales and marketing	3,150	1,340	1,053	655	690
Technology and development	5,074	2,825	1,711	783	845
General and administrative	8,665	6,188	3,346	1,538	1,454
Total share-based compensation	$18,147	$11,111	$6,758	$3,285	$3,251

	As of December 31,
	2014	2013	2012	2011	2010
Consolidated Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$146,569	$123,911	$134,197	$28,850	$17,581
Marketable securities	127,305	48,688	—	—	—
Property and equipment, net	24,204	16,504	9,701	4,049	6,534
Working capital (deficit), excluding deferred revenue	234,610	166,235	119,030	13,947	(10,915)
Total assets	563,316	461,665	339,588	42,060	31,360
Deferred revenue	145,206	119,106	90,877	70,020	56,580
Long-term debt, including current portion	—	—	—	—	13,010
Convertible redeemable preferred stock	—	—	—	145,207	126,281
Total stockholders' equity (deficit)	332,836	300,571	219,966	(214,267)	(196,121)

	Year Ended December 31,
	2014	2013	2012	2011	2010
Consolidated Statements of Cash Flows Data:	(in thousands)
Net cash provided by (used in)
Operating activities	$109,178	$77,373	$48,423	$24,344	$(14,510)
Investing activities	(98,029)	(102,208)	(163,180)	(1,531)	(1,484)
Financing activities	11,509	14,549	220,104	(11,544)	27,964

	Year Ended December 31,
	2014	2013	2012	2011	2010
Other Financial and Operational Data:	(in thousands, except percentages and per member data) (Unaudited)
Cumulative ending members (1)	3,633	2,999	2,480	2,075	1,748
Gross new members (2)	1,164	944	762	704	517
Member retention rate (3)	87.7%	87.8%	87.1%	82.7%	79.1%
Average cost of acquisition per member (4)	$173	$160	$150	$130	$152
Monthly average revenue per member (5)	$11.13	$10.32	$9.28	$8.54	$7.94
Enterprise transactions (6)	244,885	216,729	227,039	184,012	108,707
Adjusted net income (loss) (7)	$47,132	$36,931	$19,184	$8,326	$(10,792)
Adjusted EBITDA (8)	$55,479	$42,156	$27,460	$12,508	$(5,189)
Free cash flow (9)	$89,604	$66,956	$37,389	$22,313	$(4,995)

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

(7)
Adjusted net income (loss) is a non-GAAP financial measure that we calculate as net income (loss) excluding amortization of acquired intangible assets, share-based compensation, income tax benefits and expenses resulting from changes in our deferred tax assets, and acquisition related expenses. For the year ended December 31, 2014, we have also excluded the impact of the legal reserve for a possible settlement with the FTC and the legal settlement in our favor resulting from indemnification claims we previously made with respect to our Lemon acquisition. For the year ended December 31, 2012, we have also excluded favorable legal settlements related to insurance claims for legal costs that were incurred in 2008 and 2009. Historically, in calculating adjusted net income (loss), we also excluded changes in fair value of warrant liabilities and changes in fair value of embedded derivatives in the periods in which those items occurred. We do not currently have any warrant liabilities or embedded derivatives; accordingly, we will only include those items of income and expense in our reconciliation of adjusted net income (loss) for period-over-period comparisons.  For more information about adjusted net income (loss) and a reconciliation of adjusted net income (loss) to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, see “Non-GAAP Financial Measures—Adjusted Net Income (Loss).”

(8)
Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss) excluding depreciation and amortization, share-based compensation, interest expense, interest income, other income (expense), income tax (benefit) expense, and acquisition related expenses. For the year ended December 31, 2014, we have also excluded the impact of the legal reserve for a possible settlement with the FTC and the legal settlement in our favor resulting from indemnification claims we previously made with respect to our Lemon acquisition. For the year ended December 31, 2012, we have also excluded favorable legal settlements related to insurance claims for legal costs that were incurred in 2008 and 2009. Historically, in calculating adjusted EBITDA, we also excluded changes in fair value of warrant liabilities and changes in fair value of embedded derivatives in the periods in which those items occurred. We do not currently have any warrant liabilities or embedded derivatives; accordingly, we will only include those items of income and expense in our reconciliation of adjusted EBITDA for period-over-period comparisons. For more information about adjusted EBITDA and a reconciliation of adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, see “Non-GAAP Financial Measures—Adjusted EBITDA.”

(9)
Free cash flow is a non-GAAP financial measure that we calculate as net cash provided by (used in) operating activities less net cash used in investing activities for acquisitions of property and equipment. For the year ended December 31, 2014, we have also subtracted from net cash provided by operating activities the $5.0 million received from the legal settlement resulting from indemnification claims we previously made with respect to our Lemon acquisition. For the year ended December 31, 2012, we have subtracted from net cash provided by operating activities $3.5 million of favorable legal settlements related to insurance claims for legal costs that were incurred in 2008 and 2009. For the year ended December 31, 2010, we have added to net cash used in operating activities the $11.0 million for a consumer redress payment pursuant to the FTC Order. For more information about free cash flow and a reconciliation of free cash flow to net cash provided by (used in) operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, see “Non-GAAP Financial Measures—Free Cash Flow.”

Non-GAAP Financial Measures
Adjusted Net Income (Loss)
Adjusted net income (loss) is a non-GAAP financial measure that we calculate as net income (loss) excluding amortization of acquired intangible assets, share-based compensation, income tax benefits and expenses resulting from changes in our deferred tax assets, and acquisition related expenses. For the year ended December 31, 2014, we have also excluded the impact of the legal reserve for a possible settlement with the FTC and the legal settlement in our favor resulting from indemnification claims we previously made with respect to our Lemon acquisition. For the year ended December 31, 2012, we have also excluded favorable legal settlements related to insurance claims for legal costs that were incurred in 2008 and 2009. Historically, in calculating adjusted net income (loss), we also excluded changes in fair value of warrant liabilities and changes in fair value of embedded derivatives in the periods in which those items occurred. We do not currently have any warrant liabilities or embedded derivatives; accordingly, we will only include those items of income and expense in our reconciliation of adjusted net income (loss) for period-over-period comparisons. We have included adjusted net income (loss) in this Annual Report on Form 10-K because it is a key measure used by us to understand and evaluate our core operating performance and trends. In particular, the exclusion of certain expenses in calculating adjusted net income (loss) can provide a useful measure for period-to-period comparisons of our core business.
Accordingly, we believe that adjusted net income (loss) provides useful information to investors and others in understanding and evaluating our operating results in the same manner as we do. We believe that the exclusion of certain items of income and expense from net income (loss) in calculating adjusted net income (loss) is useful because (i) the amount of such income and expense in any specific period may not directly correlate to the underlying operational performance of our business, and/or (ii) such income and expense can vary significantly between periods as a result of new acquisitions and full amortization of previously acquired intangible assets.
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
Because of these limitations, you should consider adjusted net income (loss) alongside other financial performance measures, including various cash flow metrics, net income (loss), and our other GAAP results. The following table presents a reconciliation of net income (loss) to adjusted net income (loss) for applicable items of income and expense that impacted each of the periods indicated:

	Year Ended December 31,
	2014	2013	2012	2011	2010
Reconciliation of Net Income (Loss) to Adjusted Net Income (Loss):	(in thousands)
Net income (loss)	$2,495	$54,455	$23,503	$(4,257)	$(15,376)
Amortization of acquired intangible assets	8,898	7,909	6,258	—	—
Share-based compensation	18,147	11,111	6,758	3,285	3,251
Change in fair value of warrant liabilities	—	—	(3,117)	8,658	1,333
Change in fair value of embedded derivative	—	—	2,785	—	—
Acquisition related expenses	—	1,068	718	640	—
Deferred income tax (benefit) expense	2,592	(37,612)	(14,185)	—	—
Legal reserves and settlements	15,000	—	(3,536)	—	—
Adjusted net income (loss)	$47,132	$36,931	$19,184	$8,326	$(10,792)
In the fourth quarter of 2014, we modified our calculation of adjusted net income (loss) to also exclude the impact of the legal reserve for a possible settlement with the FTC and the legal settlement in our favor resulting from indemnification claims we previously made with respect to our Lemon acquisition. For comparative purposes, we also modified our calculation of adjusted net income for 2012 to exclude favorable legal settlements related to insurance claims for legal costs that were incurred in 2008 and 2009.
In the fourth quarter of 2013, we modified our calculation of adjusted net income (loss) to also exclude acquisition related expenses. For comparative purposes, we also modified our calculation of adjusted net income for 2012 and 2011 to exclude the acquisition related expenses incurred during our acquisition of ID Analytics.
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss) excluding depreciation and amortization, share-based compensation, interest expense, interest income, other income (expense), income tax (benefit) expense, and acquisition related expenses. For the year ended December 31, 2014, we have also excluded the impact of the legal reserve for a possible settlement with the FTC and the legal settlement in our favor resulting from indemnification claims we previously made with respect to our Lemon acquisition. For the year ended December 31, 2012, we have also excluded favorable legal settlements related to insurance claims for legal costs that were incurred in 2008 and 2009. Historically, in calculating adjusted EBITDA, we also excluded changes in fair value of warrant liabilities and changes in fair value of embedded derivatives in the periods in which those items occurred. We do not currently have any warrant liabilities or embedded derivatives; accordingly, we will only include those items of income and expense in our reconciliation of adjusted EBITDA for period-over-period comparisons. We have included adjusted EBITDA in this Annual Report on Form 10-K because it is a key measure used by us to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop short- and long-term operational plans. In particular, the exclusion of certain expenses in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Additionally, adjusted EBITDA is a key financial measure used in determining management’s incentive compensation.
Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as we do. We believe that the exclusion of certain items of income and expense from net income (loss) in calculating adjusted EBITDA is useful because (i) the amount of such income and expense in any specific period may not directly correlate to the underlying operational performance of our business, and/or (ii) such income and expense can vary significantly between periods as a result of new acquisitions and full amortization of previously acquired intangible assets.
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
Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss), and our other GAAP results. The following table presents a reconciliation of net income (loss) to adjusted EBITDA for applicable items of income and expense that impacted each of the periods indicated:

	Year Ended December 31,
	2014	2013	2012	2011	2010
Reconciliation of Net Income (Loss) to Adjusted EBITDA:	(in thousands)
Net income (loss)	$2,495	$54,455	$23,503	$(4,257)	$(15,376)
Depreciation and amortization	16,266	12,796	10,427	3,740	4,214
Share-based compensation	18,147	11,111	6,758	3,285	3,251
Interest expense	353	353	3,677	231	1,368
Interest income	(281)	(124)	(30)	(8)	(28)
Change in fair value of warrant liabilities	—	—	(3,117)	8,658	1,333
Change in fair value of embedded derivatives	—	—	2,785	—	—
Other expense	137	21	5	5	41
Acquisition related expenses	—	1,068	718	640	—
Income tax (benefit) expense	3,362	(37,524)	(13,730)	214	8
Legal reserves and settlements	15,000	—	(3,536)	—	—
Adjusted EBITDA	$55,479	$42,156	$27,460	$12,508	$(5,189)
In the fourth quarter of 2014, we modified our calculation of adjusted EBITDA to also exclude the impact of the legal reserve for a possible settlement with the FTC and the legal settlement in our favor resulting from indemnification claims we previously made with respect to our Lemon acquisition. For comparative purposes, we also modified our calculation of adjusted EBITDA for 2012 to exclude favorable legal settlements related to insurance claims for legal costs that were incurred in 2008 and 2009.
In the fourth quarter of 2013, we modified our calculation of adjusted EBITDA to also exclude acquisition related expenses. For comparative purposes, we also modified our calculation of adjusted EBITDA for 2012 and 2011 to exclude the acquisition related expenses incurred during our acquisition of ID Analytics.
Free Cash Flow
Free cash flow is a non-GAAP financial measure that we calculate as net cash provided by (used in) operating activities less net cash used in investing activities for acquisitions of property and equipment. For the year ended December 31, 2014, we have also subtracted from net cash provided by operating activities the $5.0 million received from the legal settlement resulting from indemnification claims we previously made with respect to our Lemon acquisition. For the year ended December 31, 2012, we have subtracted from net cash provided by operating activities $3.5 million of favorable legal settlements related to insurance claims for legal costs that were incurred in 2008 and 2009. For the year ended December 31, 2010, we have added to net cash used in operating activities the $11.0 million for a consumer redress payment pursuant to the FTC Order. We use free cash flow as a measure of our operating performance; for planning purposes, including the preparation of our annual operating budget; to allocate resources to enhance the financial performance of our business; to evaluate the effectiveness of our business strategies; to provide consistency and comparability with past financial performance; to determine capital requirements; to facilitate a comparison of our results with those of other companies; and in communications with our board of directors concerning our financial performance.
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
Because of these limitations, you should consider free cash flow alongside other financial performance measures, including net cash provided by (used in) operating activities, net income (loss), and our other GAAP results. The following table presents a reconciliation of net cash provided by (used in) operating activities to free cash flow for each of the periods indicated:

	Year Ended December 31,
	2014	2013	2012	2011	2010
Reconciliation of Net Cash Provided By (Used In) Operating Activities to Free Cash Flow:	(in thousands)
Net cash provided by (used in) operating activities	$109,178	$77,373	$48,423	$24,344	$(14,510)
Acquisitions of property and equipment	(14,574)	(10,417)	(7,498)	(2,031)	(1,485)
Legal settlement	(5,000)	—	(3,536)	—	11,000
Free cash flow	$89,604	$66,956	$37,389	$22,313	$(4,995)
In the fourth quarter of 2014, we modified our calculation of free cash flow to also subtract from net cash provided by operating activities the $5.0 million received from the legal settlement in our favor resulting from indemnification claims we previously made with respect to our Lemon acquisition. For comparative purposes, we have also subtracted from net cash provided by operating activities for 2012 $3.5 million of favorable legal settlements related to insurance claims for legal costs that were incurred in 2008 and 2009, and have also added to the net cash used in operating activities for 2011 the $11.0 million for a consumer redress payment pursuant to the FTC Order.

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
Overview
We are a leading provider of proactive identity theft protection services for consumers and consumer risk management services for enterprises. We protect our members by monitoring identity-related events, such as new account openings and credit-related applications. If we detect that a member’s personally identifiable information is being used, we offer notifications and alerts, including actionable alerts for new account openings and applications, in order to provide our members peace of mind that we are monitoring use of their identity and allow our members to confirm valid or unauthorized identity use. If a member confirms that the use of his or her identity is unauthorized, we can take actions designed to help protect the member’s identity and help determine whether there has been an identity theft. In the event that an identity theft has actually occurred, we can take actions designed to help restore the member’s identity through our remediation services. Our remediation service team works directly with government agencies, merchants, and creditors to remediate the impact of the identity theft event utilizing our remediation expertise on behalf of our members. We protect our enterprise customers by delivering on-demand identity risk, identity-authentication, and credit information about consumers. Our enterprise customers utilize this information in real-

time to make decisions about opening or modifying accounts and providing products, services, or credit to consumers to reduce financial losses from identity fraud.
The foundation of our identity theft protection services is the LifeLock ecosystem. This ecosystem combines large data repositories of personally identifiable information and consumer transactions, proprietary predictive analytics, and a highly scalable technology platform. Our members and enterprise customers enhance our ecosystem by continually contributing to the identity and transaction data in our repositories. We apply predictive analytics to the data in our repositories to provide our members and enterprise customers actionable intelligence that helps protect against identity theft and identity fraud. As a result of our combination of scale, reach, and technology, as well as our comprehensive transaction and new account alerting, remediation services, and $1 million service guarantee backed by an identity theft insurance policy, we believe that we have the most proactive and comprehensive identity theft protection services available, as well as the most recognized brand in the identity theft protection services industry.
On December 11, 2013, we acquired mobile wallet innovator Lemon for approximately $42.4 million in cash and launched our LifeLock Wallet mobile application. The LifeLock Wallet mobile application allows consumers to replicate and store a digital copy of their personal wallet contents on their smart device for records backup, as well as mobile use of items such as credit, identification, ATM, insurance, and loyalty cards. The LifeLock Wallet mobile application also offers our members access to our identity theft protection services.
We derive the substantial majority of our revenue from member subscription fees. We also derive revenue from transaction fees from our enterprise customers.
At the end of July 2014, we launched our LifeLock Standard, LifeLock Advantage, and LifeLock Ultimate Plus services. We will also continue to offer our LifeLock Junior services and, on a limited basis and for a limited time in connection with certain of our partnerships, our basic LifeLock, LifeLock Command Center, and LifeLock Ultimate services. We will continue to provide services to our existing members currently enrolled in our basic LifeLock, LifeLock Command Center, and LifeLock Ultimate services. Our consumer services are offered on a monthly or annual subscription basis. Our average revenue per member is lower than our retail list prices due to wholesale or bulk pricing that we offer to strategic partners in our embedded product, employee benefits, and breach distribution channels to drive our membership growth. In our embedded product channel, our strategic partners embed our consumer services into their products and services and pay us on behalf of their customers; in our employee benefit channel, our strategic partners offer our consumer services as a voluntary benefit as part of their employee benefit enrollment process; and in our breach channel, enterprises that have experienced a data breach pay us a fee to provide our services to the victims of the data breach. We also offer special discounts and promotions from time to time to incentivize prospective members to enroll in one of our consumer services. Our members pay us the full subscription fee at the beginning of each subscription period, in most cases by authorizing us to directly charge their credit or debit cards. We initially record the subscription fee as deferred revenue and then recognize it ratably on a daily basis over the subscription period. The prepaid subscription fees enhance our visibility of revenue and allow us to collect cash prior to paying our fulfillment partners.
Our enterprise customers pay us based on their monthly volume of transactions with us, with approximately 30% of our enterprise customers committed to monthly transaction minimums. We recognize revenue at the end of each month based on transaction volume for that month and bill our enterprise customers at the conclusion of each month.
We have historically invested significantly in new member acquisition and expect to continue to do so for the foreseeable future. Our largest operating expense is advertising for member acquisition, which we record as a sales and marketing expense. This is comprised of radio, television, and print advertisements; direct mail campaigns; online display advertising; paid search and search-engine optimization; third-party endorsements; and education programs. In 2014, 2013, and 2012, our total advertising expense was $121.1 million, $86.2 million, and $66.0 million, respectively. We also pay internal and external sale commissions, which we record as a sales and marketing expense. In general, increases in revenue and cumulative ending members occur during and after periods of significant and effective direct retail marketing efforts.
Our revenue grew from $369.7 million in 2013 to $476.0 million in 2014, an increase of 29%, including year-over-year growth within our consumer segment of 32.1%. We generated income from operations of $6.1 million and net income of $2.5 million in 2014.
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
Enterprise Services
In our enterprise business, the majority of our costs relate to personnel primarily responsible for data analytics, data management, software development, sales and operations, and various support functions. Our enterprise customers typically provide us with their customer transaction data as part of our service, allowing us to build and refine our models without incurring significant third-party data expenses. We continually evaluate third-party data sources and acquire data from such sources when we believe such data will enhance the performance of our models. New customer acquisition is often a lengthy process requiring significant investment in the sales team, including costs related to detailed retrospective data analysis to demonstrate the return on investment to prospective customers had our services been deployed over a specific period of time. Since most of the expenses in our enterprise business are fixed in nature, as we add new enterprise customers, there are typically modest incremental costs resulting in additional economies of scale.
Key Metrics
We regularly review a number of operating and financial metrics to evaluate our business, determine the allocation of our resources, measure the effectiveness of our sales and marketing efforts, make corporate strategy decisions, and assess operational efficiencies.
Key Operating Metrics
The following table summarizes our key operating metrics for the years ended December 31, 2014, 2013, and 2012:

	Year Ended December 31,
	2014	2013	2012
	(in thousands, except percentages and per member data) (Unaudited)
Cumulative ending members	3,633	2,999	2,480
Gross new members	1,164	944	762
Member retention rate	87.7%	87.8%	87.1%
Average cost of acquisition per member	$173	$160	$150
Monthly average revenue per member	$11.13	$10.32	$9.28
Enterprise transactions	244,885	216,729	227,039

Cumulative ending members. We calculate cumulative ending members as the total number of members at the end of the relevant period. The majority of our members are paying subscribers who have enrolled in our consumer services directly with us on a monthly or annual basis. Our remaining members receive our consumer services through third-party enterprises that pay us directly, often as a result of a breach within the enterprise, by embedding our service within a broader third- party offering or as an employee benefit paid for by the member's employer. We monitor cumulative ending members because it provides an indication of the revenue and expenses that we expect to recognize in the future.

As of December 31, 2014, we had approximately 3.6 million cumulative ending members, an increase of 21% from December 31, 2013. This increase was driven by several factors, including the success of our marketing campaigns, increased awareness of data breaches, media coverage of identity theft, and our member retention rate.
Gross new members. We calculate gross new members as the total number of new members who enroll in one of our consumer services during the relevant period. Many factors may affect the volume of gross new members in each period, including the effectiveness of our marketing campaigns, the timing of our marketing programs, the effectiveness of our strategic partnerships, and the general level of identity theft coverage in the media. We monitor gross new members because it provides an indication of the revenue and expenses that we expect to recognize in the future. For the year ended December 31, 2014, we enrolled approximately 1,164,000 gross new members, up from approximately 944,000 for the year ended December 31, 2013. This increase was driven by the success of our marketing campaigns, our product enhancements, including the release of our new suite of products in July 2014, and increased awareness of data breaches and identity theft.
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

As of December 31, 2014, our member retention rate was 87.7%, which was our ninth consecutive quarter above 87%. The slight year-over -year decrease in retention rate was driven, in part, by the cancellation of breach members who enrolled in previous years and the impact of an increased number of member credit and debit cards that were replaced as a result of large data breaches during the fourth quarter of 2013.
Average cost of acquisition per member. We calculate average cost of acquisition per member as our sales and marketing expense for our consumer segment during the relevant period divided by our gross new members for the period. A number of factors may influence this metric, including shifts in the mix of our media spend. For example, when we engage in marketing efforts to build our brand, our cost of acquisition per member increases in the short term with the expectation that it will decrease over the long term. In addition, when we introduce new partnerships, such as partnerships in our embedded product channel, our average cost of acquisition per member may decrease due to the volume of members that enroll in our consumer services in a relatively short period of time. We monitor average cost of acquisition per member to evaluate the efficiency of our marketing programs in acquiring new members. For the year ended December 31, 2014, our average cost of acquisition per member was $173, up from $160 for the year ended December 31, 2013.  Our member retention rate and the increasing monthly average revenue per member, primarily from the continued penetration of our premium service offerings, results in a higher lifetime value of a member relationship which enables us to absorb a higher average cost of acquisition per member.
Monthly average revenue per member. We calculate monthly average revenue per member as our consumer revenue during the relevant period divided by the average number of cumulative ending members during the relevant period (determined by taking the average of the cumulative ending members at the beginning of the relevant period and the cumulative ending members at the end of each month in the relevant period), divided by the number of months in the relevant period. A number of factors may influence this metric, including whether a member enrolls in one of our premium services; whether we offer the member any promotional discounts upon enrollment; the distribution channel through which we acquire the member, as we offer wholesale pricing in our embedded product, employee benefit, and breach channels; and whether a new member subscribes on a monthly or annual basis, as members enrolling on an annual subscription receive a discount for paying for a year in advance. While our retail list prices have historically remained unchanged, we have seen our monthly average revenue per member increase primarily due to increased adoption of our higher priced premium services by a greater percentage of our members, a trend we expect to continue. We monitor monthly average revenue per member because it is a strong indicator of revenue in our consumer business and of the performance of our premium services.

Our monthly average revenue per member for the year ended December 31, 2014 was $11.13, an increase of 8% from the year ended December 31, 2013. The increase in our monthly average revenue per member resulted primarily from the continued success of our premium service offerings, which accounted for more than 40% of our gross new members for the year ended December 31, 2014.
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
We processed 244.9 million enterprise transactions for the year ended December 31, 2014, an increase of 13% from the year ended December 31, 2013. There are three main factors impacting the change in enterprise transactions year over year. First, in the third quarter of 2013, we had a large telecommunication customer stop scoring its new wireline customers due to low levels of fraud in the business. We were able to reengage and commence scoring a portion of the volume in the third quarter of 2014, resulting in a higher volume of transactions during 2014.  Second, we have seen a reduction in enterprise transactions related to us giving notice of non-renewal to several customers who compete in our consumer business and allowing such contracts to lapse.  Third, offsetting these reductions, we have seen enterprise transactions increase as we continue to add new customers and expand our offerings with our current customer base.
Key Financial Metrics
The following table summarizes our key financial metrics for the years ended December 31, 2014, 2013, and 2012:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Consumer revenue	$449,193	$340,121	$254,678
Enterprise revenue	26,823	29,537	21,750
Total revenue	476,016	369,658	276,428
Adjusted net income	47,132	36,931	19,184
Adjusted EBITDA	55,479	42,156	27,460
Free cash flow	89,604	66,956	37,389

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
Our enterprise business relies on the retention of enterprise customers to maintain the effectiveness of our services because our enterprise customers typically provide us with their customer transaction data as part of our service. Losing a significant number of these customers would reduce the breadth and effectiveness of our services. In addition, we believe less than 1% of our overall 2014 revenue was derived from direct competitors to our consumer business. As we have given notice of non-renewal to competitors in our consumer segment, we have allowed such contracts to lapse, and accordingly, this percentage may decline over time.
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
Regulatory developments. Our business is subject to regulation by federal, state, local, and foreign authorities. Any changes to the existing applicable laws, regulations, or rules; any determination that other laws, regulations, or rules are applicable to us; or any determination that we have violated any of these laws, regulations, or rules could adversely impact our operating results. As previously disclosed, on January 17, 2014, we met with FTC Staff, at our request, to discuss issues regarding allegations that have been asserted in a whistleblower claim against us relating to our compliance with the FTC Order. On March 13, 2014, we received a request from the FTC for documents and information related to our compliance with the FTC Order. On October 29, 2014, we completed our responses to the FTC’s March 13, 2014 request for information. On January 5, 2015, we completed our responses to the FTC’s subsequent requests for clarification regarding certain information that we previously submitted. We have engaged in ongoing discussions with the FTC Staff regarding the FTC's inquiry into our compliance with the FTC Order. On February 4, 2015, we made a $20 million settlement offer to the FTC Staff and we remain in ongoing discussions with the FTC Staff regarding a possible settlement of this inquiry. There is no guarantee that we will settle this inquiry for $20 million, if at all, and any settlement with the FTC regarding this inquiry, in addition to the payment of the settlement amount, could result in liability for damages and other penalties, require us to make changes to our services and business practices, and cause us to lose customers, any of which could have a material adverse impact on our business, operating results, financial condition, and prospects.

In addition, on May 16, 2014, we announced that we had determined that certain aspects of the LifeLock Wallet mobile application were not fully compliant with applicable payment card industry (PCI) security standards. As a result, we temporarily suspended the LifeLock Wallet mobile application, and deleted the affected data from our servers. On May 15, 2014, on our own initiative, we informed the FTC Staff of these issues with the LifeLock Wallet mobile application. Those aspects of the LifeLock Wallet mobile application previously identified by us as not meeting applicable PCI security standards were confirmed as meeting applicable PCI security standards on October 28, 2014, and we do not expect to receive further requests for information from the FTC about this. On October 29, 2014, we relaunched the LifeLock Wallet mobile application. A determination that we are in violation of the FTC Order as a result of the FTC’s review of our PCI non-compliance in connection with the LifeLock Wallet mobile application could result in liability for fines, damages, or other penalties or require us to make changes to our services and business practices, and cause us to lose customers, any of which could have a material adverse impact on our business, operating results, financial condition, and prospects.
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
We derive revenue in our enterprise segment from fees paid by our enterprise customers for fraud and risk solutions, which we generally provide under multi-year contracts, many of which renew automatically. Our enterprise customers pay us based on their monthly volume of transactions with us, and approximately 30% of them are committed to paying monthly minimum fees. We recognize revenue based on a negotiated fee per transaction. Transaction fees in excess of any of the monthly minimum fees are billed and recorded as revenue in addition to the monthly minimum fees. In some instances, we receive up-front non-refundable payments against which the monthly minimum fees are applied. The up-front non-refundable payments are recorded as deferred revenue and recognized as revenue monthly over the usage period. If an enterprise customer does not meet its monthly minimum fee, we bill the negotiated monthly minimum fee and recognize revenue for that amount. We derive a small portion of our enterprise revenue from special projects in which we are engaged to deliver a report at the end of the analysis, which we record upon delivery and acceptance of the report.
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

Costs of services in our enterprise segment includes the costs related to data analytics and data management, primarily consisting of wages and benefits of personnel and facility costs directly associated with the data analytics and data management.
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
Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets is the amortization expense associated with core technology, customer relationships, and trade names and trademarks resulting from business acquisitions. As of December 31, 2014, we had $38.3 million in intangible assets, net of amortization, as a result of our acquisitions of ID Analytics and Lemon. The acquired intangible assets have useful lives of between one and ten years and we expect to recognize approximately $8.3 million of amortization expense in the year ending December 31, 2015.

Other Income (Expense)
Other income (expense) consists primarily of interest income on our cash and cash equivalents and marketable securities and interest expense on our indebtedness and unused credit facility.
Prior to our IPO, we also included in other income (expense) changes in the fair value of our warrant liabilities and changes in the fair value of our embedded derivative. Upon the completion of our IPO in October 2012, the warrants to purchase our convertible redeemable preferred stock were converted to warrants to purchase common stock and, at that time, were reclassified to equity. Accordingly, we are no longer required to re-measure the fair value of our warrants. On October 16, 2012, we paid to the former holders of our Series E-1 convertible redeemable preferred stock $10.7 million in cash as settlement for the embedded derivative and expect no additional income or expense related to the embedded derivative.
Provision for Income Taxes
We are subject to federal income tax as well as state income tax in various states in which we conduct business. Our effective tax rate for the year ended December 31, 2014 differed from the U.S. federal statutory tax rate plus the impact of state taxes as a result of state taxes and non-deductible expenses. We expect our effective tax rate to approximate the U.S. federal statutory tax rate plus the impact of state taxes in subsequent periods. As of December 31, 2014, we had U.S. federal and state net operating losses of approximately $165.1 million and $86.9 million, respectively, which will continue to reduce the amount of cash taxes to be paid.
In the fourth quarter of 2013, after consideration of all available positive and negative evidence, including our historical operating results, current financial condition, and potential future taxable income, we released substantially all of our valuation allowance on deferred tax assets. As a result, we recorded an income tax benefit of $37.5 million for the year ended December 31, 2013.
Results of Operations
Comparison of the Years Ended December 31, 2014, 2013, and 2012
Total Revenue

	Year Ended December 31,			2013 to 2014	2012 to 2013
	2014	2013	2012	% Change	% Change
	(in thousands)
Consumer revenue	$449,193	$340,121	$254,678	32.1%	33.5%
Enterprise revenue	26,823	29,537	21,750	(9.2)%	35.8%
Total revenue	$476,016	$369,658	$276,428
Consumer revenue for the year ended December 31, 2014 was $449.2 million, an increase of $109.1 million, or 32.1%, over consumer revenue for the year ended December 31, 2013. The increase in our consumer revenue from 2013 to 2014 related primarily to an increase in the number of our members, which grew from approximately 3.0 million as of December 31, 2013 to approximately 3.6 million as of December 31, 2014, an increase of 21%. In addition, our monthly average revenue per member increased 8% to $11.13 for the year ended December 31, 2014 from $10.32 for the year ended December 31, 2013. The increase in members and monthly average revenue per member resulted from the continued success of our premium service offerings, including the release of our new LifeLock Advantage and LifeLock Ultimate Plus services at the end of July 2014, and our advertising and marketing campaigns designed to increase the overall awareness of our services and identity theft.
Revenue from our consumer segment for the year ended December 31, 2013 was $340.1 million, an increase of $85.4 million, or 33.5%, over revenue of $254.7 million for the year ended December 31, 2012. The increase in our consumer revenue from 2012 to 2013 related primarily to an increase in the number of our members, which grew from 2.5 million as of December 31, 2012 to approximately 3.0 million as of December 31, 2013, an increase of 21%. In addition, our monthly average revenue per member increased 11% to $10.32 for the year ended December 31, 2013 from $9.28 for the year ended December 31, 2012. The increase in members and monthly average revenue per member resulted from the introduction of our LifeLock Ultimate service offering and our advertising and marketing campaigns designed to increase the overall awareness of our services and identity theft.

Enterprise revenue for the year ended December 31, 2014 was $26.8 million, a decrease of $2.7 million, or 9.2%, over enterprise revenue for the year ended December 31, 2013. Enterprise revenue decreased in 2014 compared to 2013 primarily due to the reduction in revenue as a result of us giving notice of non-renewal to several customers who compete in our consumer business and allowing such contracts to lapse, which was partially offset by growth as we continue to add new customers and expand our offerings within our current customer base.
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
Cost of Services and Gross Profit

	Year Ended December 31,			2013 to 2014	2012 to 2013
	2014	2013	2012	% Change	% Change
	(in thousands)
Cost of services	$120,422	$100,065	$79,916	20.3%	25.2%
Percentage of revenue	25.3%	27.1%	28.9%
Gross profit	$355,594	$269,593	$196,512	31.9%	37.2%
Percentage of revenue	74.7%	72.9%	71.1%
Gross profit for the year ended December 31, 2014 was $355.6 million, or 74.7% of revenue, an increase of $86.0 million, or 31.9%, over gross profit of $269.6 million, or 72.9% of revenue, for the year ended December 31, 2013. The increase in our gross profit resulted primarily from increased revenue associated with the growth in the number of our members and increased monthly average revenue per member. The increase in our gross profit percentage is primarily attributable to efficiencies in our member services organization and scalability within certain third party fulfillment contracts as our member base continued to grow.
Gross profit for the year ended December 31, 2013 was $269.6 million, or 72.9% of revenue, an increase of $73.1 million, or 37.2%, over gross profit of $196.5 million, or 71.1% of revenue, for the year ended December 31, 2012. The increase in our gross profit resulted primarily from increased revenue associated with the growth in the number of our members and increased monthly average revenue per member. The increase in our gross profit percentage resulted primarily from efficiencies in our member services organization and scalability within certain third party fulfillment contracts as our member base continued to grow.
Sales and Marketing

	Year Ended December 31,			2013 to 2014	2012 to 2013
	2014	2013	2012	% Change	% Change
	(in thousands)
Sales and marketing	$213,984	$162,363	$122,989	31.8%	32.0%
Percentage of revenue	45.0%	43.9%	44.5%
Sales and marketing expenses for the year ended December 31, 2014 were $214.0 million, or 45.0% of revenue, compared with $162.4 million, or 43.9% of revenue, for the year ended December 31, 2013. The increase in our sales and marketing expenses resulted from increases in our advertising expenses, external sales commissions, and personnel costs, including increases in our non-cash share-based compensation. The increase in our sales and marketing expenses reflected our investment to drive new membership growth, our continued advertising of our premium service offerings, and our efforts to highlight the growing identity theft issue and to educate consumers.

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
Technology and Development

	Year Ended December 31,			2013 to 2014	2012 to 2013
	2014	2013	2012	% Change	% Change
	(in thousands)
Technology and development	$50,973	$40,015	$29,543	27.4%	35.4%
Percentage of revenue	10.7%	10.8%	10.7%

Technology and development expenses for the year ended December 31, 2014 were $51.0 million, or 10.7% of revenue, compared with $40.0 million, or 10.8% of revenue, for the year ended December 31, 2013. The increase in our technology and development expenses resulted primarily from increases in our personnel costs, including non-cash share-based compensation, as we continued to invest in and expand the talent within the organization.
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
General and Administrative

	Year Ended December 31,			2013 to 2014	2012 to 2013
	2014	2013	2012	% Change	% Change
	(in thousands)
General and administrative	$75,673	$42,125	$24,629	79.6%	71.0%
Percentage of revenue	15.9%	11.4%	8.9%
General and administrative expenses for the year ended December 31, 2014 were $75.7 million, or 15.9% of revenue, compared with $42.1 million, or 11.4% of revenue, for the year ended December 31, 2013. The increase in general and administrative expenses resulted primarily from additional costs associated with our regulatory compliance, acquisition integration and related intellectual property audits, the expansion of our office facilities, and additional personnel costs, including non-cash share-based compensation. The increase in general and administrative expenses also included a $20.0 million legal reserve for a possible settlement with the FTC of their inquiry into our compliance with the FTC Order, which was partially offset by a $5.0 million legal settlement in our favor resulting from indemnification claims we previously made with respect to our Lemon acquisition. The settlement was reached with the former shareholders of Lemon other than the individuals against whom we have brought a lawsuit, as described in more detail in Item 3 of this Annual Report on Form 10-K.
General and administrative expenses for the year ended December 31, 2013 were $42.1 million, or 11.4% of revenue, compared with $24.6 million, or 8.9% of revenue, for the year ended December 31, 2012. The increase in general and administrative expenses resulted primarily from additional costs associated with our public company compliance, additional personnel costs, primarily non-cash share-based compensation, and increased general and administrative expenses from ID Analytics. In addition, for the year ended December 31, 2012, we received two favorable legal settlements of $3.6 million related to insurance claims for legal costs that we incurred in 2008 and 2009.

Amortization of Acquired Intangible Assets

	Year Ended December 31,			2013 to 2014	2012 to 2013
	2014	2013	2012	% Change	% Change
	(in thousands)
Amortization of acquired intangible assets	$8,898	$7,909	$6,258	12.5%	26.4%
Percentage of revenue	1.9%	2.1%	2.3%
Amortization of acquired intangible assets for the year ended December 31, 2014 was $8.9 million, or 1.9% of revenue, compared with $7.9 million, or 2.1% of revenue, for the year ended December 31, 2013.  The increase in amortization of acquired intangible assets is due to having a full year of amortization following the acquisition of Lemon in December 2013.
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
Other Income (Expense)

	Year Ended December 31,			2013 to 2014	2012 to 2013
	2014	2013	2012	% Change	% Change
	(in thousands)
Interest expense	$(353)	$(353)	$(3,677)	—%	(90.4)%
Interest income	281	124	30	126.6%	313.3%
Change in fair value of warrant liabilities	—	—	3,117	—%	(100.0)%
Change in fair value of embedded derivative	—	—	(2,785)	—%	NM
Other	(137)	(21)	(5)	552.4%	320.0%
	$(209)	$(250)	$(3,320)	(16.4)%	-92.5%

Other expense for the year ended December 31, 2014 was $0.2 million compared with $0.3 million for the year ended December 31, 2013.
 Other expense for the year ended December 31, 2013 was $0.3 million compared with $3.3 million for the year ended December 31, 2012. The decrease in other expense resulted primarily from an unrealized gain on warrant liabilities of $3.1 million, partially offset by an unrealized loss on the convertible redeemable preferred stock embedded derivative of $2.8 million recognized in 2012. Additionally, interest expense decreased as we carried no debt during the year ended December 31, 2013.
Income Tax (Benefit) Expense

	Year Ended December 31,			2013 to 2014	2012 to 2013
	2014	2013	2012	% Change	% Change
	(in thousands)
Income tax (benefit) expense	$3,362	$(37,524)	$(13,730)	(109.0)%	173.3%
Effective tax rate	57.4%	(221.6)%	(140.5)%
Income tax expense for the year ended December 31, 2014 was $3.4 million compared with income tax benefit of $37.5 million for the year ended December 31, 2013.  Our effective tax rate for the year ended December 31, 2014 differed from the statutory federal and state income tax rates primarily as a result of state taxes and non-deductible expenses. In the fourth quarter of 2013, we released substantially all of our valuation allowance on deferred tax assets and, as a result, we recorded an income tax benefit of $37.5 million for the year ended December 31, 2013.

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
Liquidity and Capital Resources
As of December 31, 2014, we had $146.6 million in cash and cash equivalents, which consisted of cash, money market funds, and open commercial paper, and $127.3 million in marketable securities, which consisted of corporate bonds, municipal bonds, commercial paper, and certificates of deposit.  We classify our marketable securities as short-term regardless of contractual maturity based on our ability to liquidate such investments for use in current operations.  Additionally, we have an $85 million revolving line of credit, although we made no draws on the line of credit during the year ended December 31, 2014.  As of December 31, 2014, we had no outstanding debt.  We believe that our existing cash and cash equivalents and marketable securities together with cash generated from operations will be sufficient to fund our operations for at least the next 12 months.
Operating Activities
For the year ended December 31, 2014, operating activities generated $109.2 million in cash as a result of net income of $2.5 million, adjusted by non-cash items such as depreciation and amortization of $16.3 million, share-based compensation of $18.1 million, and an income tax benefit of $2.6 million. In addition, an increase in deferred revenue related to the overall growth of our business provided operating cash of $26.1 million and positive net operating cash flows of $43.6 million from other operating assets and liabilities.
For the year ended December 31, 2013, operating activities generated $77.4 million in cash as a result of net income of $54.5 million, adjusted by non-cash items such as depreciation and amortization of $12.8 million, share-based compensation of $11.1 million, and an income tax benefit of $37.6 million, which resulted from the release of the majority of our valuation allowance on deferred tax assets. In addition, an increase in deferred revenue related to the overall growth of our business provided operating cash of $28.1 million and positive net operating cash flows of $8.5 million from other operating assets and liabilities.
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
Investing Activities
For the year ended December 31, 2014, we used $14.6 million of cash to acquire property and equipment primarily attributable to the expansion of our office locations, invested a net $79.1 million of cash in marketable securities, and invested $4.3 million in the purchase of company-owned life insurance policies.
For the year ended December 31, 2013, we used $42.4 million of cash to acquire Lemon and $10.4 million of cash to acquire property and equipment primarily related to investments in our network infrastructure to support our growth.   We also invested a net $49.4 million of cash in marketable securities.
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
Financing Activities
For the year ended December 31, 2014, financing activities generated net cash of $11.5 million as a result of cash received from the exercise of stock options and warrants of $12.2 million, offset by $1.1 million paid for employee withholding tax related to net distributions of restricted stock units and restricted stock awards.

For the year ended December 31, 2013, financing activities generated net cash of $14.5 million as a result of cash received from the exercise of stock options of $15.4 million, offset by $0.4 million paid for employee withholding tax related to net distributions of restricted stock units and $0.4 million related to the payments of debt issuance costs associated with the refinancing of our credit agreement.
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
The Senior Credit Facility provides for an $85.0 million revolving line of credit, which we can increase to $110.0 million subject to the conditions set forth in the Credit Agreement. The revolving line of credit also includes a letter of credit subfacility of $10.0 million and a swing line loan subfacility of $5.0 million. The Senior Credit Facility has a maturity date of January 9, 2018. As of December 31, 2014, we had no debt outstanding under our Senior Credit Facility.  For the year ended December 31, 2014, we incurred unused commitment fees of $0.2 million, which are included in interest expense in the consolidated statements of operations.
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

The Senior Credit Facility requires us to maintain certain financial covenants. In addition, the Senior Credit Facility requires us to maintain all material proprietary databases and software with a third-party escrow agent in accordance with an escrow agreement that we reaffirmed in connection with the Senior Credit Facility. The Senior Credit Facility also contains certain affirmative and negative covenants limiting, among other things, additional liens and indebtedness, investments and distributions, mergers and acquisitions, liquidations, dissolutions, sales of assets, prepayments and modification of debt instruments, transactions with affiliates, and other matters customarily restricted in such agreements. The Senior Credit Facility also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross defaults to other contractual agreements, events of bankruptcy and insolvency, and a change of control. As of December 31, 2014, we were in compliance with all financial covenants under the Senior Credit Facility.
As of December 31, 2014, we had no outstanding letters of credit.
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
Contractual Obligations
We lease various office facilities, including our corporate headquarters in Tempe, Arizona, under operating lease agreements that expire between 2015 and 2024. As of December 31, 2014, we did not have any debt or material capital lease obligations, all of our property, equipment, and software had been purchased with cash, and we had no material long-term purchase obligations outstanding with any vendors or third parties.
Our future minimum payments under non-cancelable operating leases for office facilities were as follows as of December 31, 2014:

	Payment Due By Period
	Total	Less Than 1 Year	1 -3 Years	4 - 5 Years	More Than 5 Years
Operating leases	$39,229	$5,325	$10,646	$7,171	$16,087
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
Share-Based Compensation
We measure share-based compensation cost at fair value using the Black-Scholes option pricing model with compensation cost amortized on a straight-line basis over each award’s full vesting period, except for awards with performance conditions, which we recognize using the accelerated method. Because of the lack of sufficient historical data to calculate the expected term of equity awards, we use the average of the vesting term and the contractual term to estimate the expected term for service-based options granted to employees. We estimate volatility by utilizing our historical share price and the historical volatility of comparable companies with publicly available share prices. Share-based compensation expense is recorded net of estimated forfeitures whereby expense is recorded only for those stock-based awards we expect to vest. We estimate the forfeiture rates based on historical forfeiture rates and will revise our estimated forfeiture rate if actual forfeitures differ from the estimated forfeiture rate. We include share-based compensation expense in cost of services, sales and marketing expenses, technology and development expenses, and general and administrative expenses consistent with the respective employees’ department in the consolidated statement of operations. The fair value of restricted stock units and restricted stock awards is based on the value of our stock on the grant date. Compensation cost for restricted stock units and restricted stock awards is amortized on a straight-line basis over each award’s full vesting period.
Prior to our IPO, our board of directors considered a number of objective and subjective factors to determine the fair market value of our common stock at each meeting at which stock options were granted and approved.
Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price of acquired businesses over the fair value assigned to the individual assets acquired and liabilities assumed. We do not amortize goodwill, but instead test goodwill for impairment annually in the fourth quarter of our fiscal year and whenever events and changes in circumstances indicate that it is more-likely-than-not that the fair value of a reporting unit that has goodwill is less than its carrying value.
In assessing goodwill for impairment, we have elected to first make a qualitative assessment of whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying value to determine whether it is necessary to perform the two-step goodwill impairment test. The qualitative impairment test includes considering various factors, including macroeconomic conditions, industry and market conditions, cost factors, a sustained share price or market capitalization decrease, and any reporting unit specific events. If it is determined through the qualitative assessment that a reporting unit’s fair value is more-likely-than-not greater than its carrying value, the two-step impairment test is not required. If the qualitative assessment indicates it is more-likely-than-not that a reporting unit’s fair value is not greater than its carrying value, we must perform the two-step impairment test.
In connection with our acquisitions of ID Analytics and Lemon, we recorded certain finite-lived intangible assets for customer, technology, and trade names and trademarks related intangible assets. We amortize the acquisition date fair value of these assets on a straight-line basis over the estimated useful lives of the assets. We review our acquired-intangible assets annually in the fourth quarter of our fiscal year and whenever events and changes in circumstances indicate the carrying amount of the acquired-intangible assets may not be recoverable. If such events or changes in circumstances occur, we compare the carrying amount of the acquired-intangible asset to the undiscounted expected future cash flows related to such asset. If an impairment is indicated, the amount of the impairment is calculated as the difference between the carrying amount and the fair value of the asset, which is estimated using the discounted expected cash flows attributable to the asset. The estimates required in determining if an impairment exists include forecasted usage of the acquired intangible asset, the useful lives of such assets, and expected future cash flows. Changes in these estimates could materially impact results from operations.

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
In our consumer segment, we offer identity theft protection services to consumers on a monthly or annual subscription basis. In our enterprise segment, we offer consumer risk management services to enterprise customers who pay us based on their monthly volume of transactions with us.
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
Income Taxes
We have deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We have recorded a valuation allowance on certain of these net deferred tax assets. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Realization of the deferred tax assets, net of liabilities, is principally dependent upon the achievement of projected future taxable income.
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
LifeLock, Inc.
Consolidated Financial Statements
As of December 31, 2014 and 2013 and for the Years Ended December 31, 2014, 2013, and 2012

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of LifeLock, Inc.
We have audited the accompanying consolidated balance sheets of LifeLock, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, convertible redeemable preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LifeLock, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LifeLock, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Phoenix, Arizona
February 19, 2015

Report of Independent Registered Public Accounting Firm
To Board of Directors and Stockholders of LifeLock, Inc.
We have audited LifeLock, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). LifeLock, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, LifeLock, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LifeLock, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, convertible redeemable preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 19, 2015 expressed an unqualified opinion thereon.
/s/    Ernst & Young LLP
Phoenix, Arizona
February 19, 2015

LIFELOCK, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$146,569	$123,911
Marketable securities	127,305	48,688
Trade and other receivables, net	10,220	10,906
Deferred tax assets, net	21,243	13,117
Prepaid expenses and other current assets	7,841	6,961
Total current assets	313,178	203,583
Property and equipment, net	24,204	16,504
Goodwill	159,342	159,342
Intangible assets, net	38,315	47,213
Deferred tax assets, net – non-current	22,494	33,211
Other non-current assets	5,783	1,812
Total assets	$563,316	$461,665
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,543	$2,422
Accrued expenses and other liabilities	67,025	34,926
Deferred revenue	145,206	119,106
Total current liabilities	223,774	156,454
Other non-current liabilities	6,706	4,640
Total liabilities	230,480	161,094
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 300,000,000 authorized at December 31, 2014 and December 31, 2013; 93,944,742 and 91,441,771 shares issued and 93,899,968 and 91,441,771 outstanding at December 31, 2014 and December 31, 2013, respectively	94	91
Preferred stock, $0.001 par value, 10,000,000 shares authorized and no shares issued and outstanding at December 31, 2014 and December 31, 2013	—	—
Additional paid-in capital	495,912	466,047
Accumulated other comprehensive loss	(116)	(18)
Accumulated deficit	(163,054)	(165,549)
Total stockholders’ equity	332,836	300,571
Total liabilities and stockholders’ equity	$563,316	$461,665

See accompanying notes to consolidated financial statements.

LIFELOCK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenue:
Consumer revenue	$449,193	$340,121	$254,678
Enterprise revenue	26,823	29,537	21,750
Total revenue	476,016	369,658	276,428
Cost of services	120,422	100,065	79,916
Gross profit	355,594	269,593	196,512
Costs and expenses:
Sales and marketing	213,984	162,363	122,989
Technology and development	50,973	40,015	29,543
General and administrative	75,673	42,125	24,629
Amortization of acquired intangible assets	8,898	7,909	6,258
Total costs and expenses	349,528	252,412	183,419
Income from operations	6,066	17,181	13,093
Other income (expense):
Interest expense	(353)	(353)	(3,677)
Interest income	281	124	30
Change in fair value of warrant liabilities	—	—	3,117
Change in fair value of embedded derivative	—	—	(2,785)
Other	(137)	(21)	(5)
Total other expense	(209)	(250)	(3,320)
Income before provision for income taxes	5,857	16,931	9,773
Income tax (benefit) expense	3,362	(37,524)	(13,730)
Net income	2,495	54,455	23,503
Accretion of convertible redeemable preferred stock	—	—	(9,378)
Beneficial conversion feature on convertible redeemable preferred stock	—	—	(2,452)
Net income allocable to convertible redeemable preferred stockholders	—	—	(5,504)
Net income available to common stockholders	$2,495	$54,455	$6,169
Net income available per share to common stockholders
Basic	$0.03	$0.61	$0.18
Diluted	$0.03	$0.57	$0.09
Weighted-average common shares outstanding:
Basic	92,733	88,636	35,082
Diluted	99,102	96,047	62,191

See accompanying notes to consolidated financial statements.

LIFELOCK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$2,495	$54,455	$23,503
Other comprehensive loss, net of tax
Unrealized loss on marketable securities	(98)	(18)	—
Comprehensive income	$2,397	$54,437	$23,503

See accompanying notes to consolidated financial statements.

LIFELOCK, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)

	Convertible Redeemable Preferred Stock
	Series A		Series B		Series C		Series D		Series E		Series E-1		Series E-2
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2012	6,428,571	6,750	6,850,000	10,275	5,677,571	42,582	10,094,389	85,600	—	—	—	—	—	—
Issuance of stock, net of offering costs	—	—	—	—	—	—	—	—	11,486,999	85,215	1,586,778	11,542	2,284,960	16,951
Accretion on convertible redeemable preferred stock	—	—	—		—		—		—	6,804	—	1,220	—	1,354
Beneficial conversion feature	—	—	—	—	—	—	—	—	—	(2,045)	—		—	(407)
Accumulated accretion of beneficial conversion feature	—	—	—	—	—	—	—	—	—	2,045	—	—	—	407
Conversion of outstanding convertible redeemable preferred stock to common stock	(6,428,571)	(6,750)	(6,850,000)	(10,275)	(5,677,571)	(42,582)	(10,094,389)	(85,600)	(11,486,999)	(92,019)	(1,586,778)	(12,762)	(2,284,960)	(18,305)
Balance, December 31, 2012	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2013	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2014	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—

	Stockholders’ Equity (Deficit)
			Additional	Accum. Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance, January 1, 2012	19,397,501	$19	$17,391	$—	$(231,677)	$(214,267)
Issuance of stock, net of offering costs	15,500,000	16	125,647	—	—	125,663
Stock option and warrant exercises	558,607	1	298	—	—	299
Common shares surrendered on net settlement of option and warrant exercises	(215,225)	—	(356)	—	—	(356)
Share-based compensation	—	—	6,758	—	—	6,758
Accretion on convertible redeemable preferred stock	—	—	—	—	(9,378)	(9,378)
Beneficial conversion feature	—	—	2,452	—	—	2,452
Accumulated accretion of beneficial conversion feature	—	—	—	—	(2,452)	(2,452)
Conversion of outstanding convertible redeemable preferred stock to common stock	51,320,437	51	268,242	—	—	268,293
Conversion of outstanding warrants to purchase convertible redeemable common stock	—	—	19,451	—	—	19,451
Net income	—	—	—	—	23,503	23,503
Balance, December 31, 2012	86,561,320	87	439,883	—	(220,004)	219,966
Stock option and warrant exercises	4,659,232	5	14,873	—	—	14,878
Common shares surrendered on net settlement of warrant exercises	(38,141)	(1)	(203)	—	—	(204)
Shares purchased under ESPP	107,074	—	819	—	—	819
Share-based compensation	—	—	11,111	—	—	11,111
Vesting of restricted stock units	136,886	—	—	—	—	—
Restricted stock units surrendered in lieu of withholding taxes	(29,374)	—	(436)	—	—	(436)
Restricted stock issued	44,774	—	—	—	—	—
Other comprehensive loss	—	—	—	(18)	—	(18)
Net income	—	—	—	—	54,455	54,455
Balance, December 31, 2013	91,441,771	91	466,047	(18)	(165,549)	300,571
Stock option and warrant exercises	2,184,126	2	10,957	—	—	10,959
Common shares surrendered on net settlement of warrant exercises	(24,905)	—	(112)	—	—	(112)
Shares purchased under ESPP	180,572	—	1,981	—	—	1,981
Share-based compensation	—	—	18,147	—	—	18,147
Vesting of restricted stock units and awards	235,354	1	(1)	—	—	—
Restricted stock units and awards surrendered in lieu of withholding taxes	(72,176)	—	(1,107)	—	—	(1,107)
Restricted stock forfeited	(44,774)	—	—	—	—	—
Other comprehensive loss	—	—	—	(98)	—	(98)
Net income	—	—	—	—	2,495	2,495
Balance, December 31, 2014	93,899,968	$94	$495,912	$(116)	$(163,054)	$332,836

See accompanying notes to consolidated financial statements.

LIFELOCK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Operating activities
Net income	$2,495	$54,455	$23,503
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,266	12,796	10,427
Write-off of deferred financing costs from early payoff of debt	—	—	1,443
Share-based compensation	18,147	11,111	6,758
Provision for doubtful accounts	346	231	46
Amortization of premiums on marketable securities	1,889	323	—
Change in fair value of warrant liabilities	—	—	(3,117)
Change in fair value of embedded derivative	—	—	2,785
Deferred income tax (benefit) expense	2,592	(37,612)	(14,185)
Other	126	21	5
Change in operating assets and liabilities:
Trade and other receivables	(933)	(3,127)	(2,766)
Prepaid expenses and other current assets	(880)	(1,080)	1,334
Other non-current assets	280	328	(1,305)
Accounts payable	9,029	518	(2,945)
Accrued expenses and other liabilities	31,655	6,920	5,913
Deferred revenue	26,100	28,115	20,782
Other non-current liabilities	2,066	4,374	(255)
Net cash provided by operating activities	109,178	77,373	48,423
Investing activities
Acquisition of businesses, net of cash acquired	—	(42,369)	(157,430)
Acquisition of property and equipment	(14,574)	(10,417)	(7,498)
Purchases of marketable securities	(135,178)	(50,775)	—
Sale and maturities of marketable securities	56,060	1,353	—
Premiums paid for company-owned life insurance policies	(4,337)	—	—
Decrease in restricted cash	—	—	1,748
Net cash used in investing activities	(98,029)	(102,208)	(163,180)
Financing activities
Proceeds from:
Term loan	—	—	68,000
Initial public offering, net of offering costs	—	—	125,663
Issuance of convertible redeemable preferred stock, net of offering costs	—	—	102,165
Issuance of warrants	—	—	4,373
Exercise of warrants	375	—	—
Stock based compensation plans	12,241	15,425	298
Payments for:
Term loan	—	—	(68,000)
Series E-1 convertible redeemable preferred stockholders	—	—	(10,719)
Employee tax withholdings related to restricted stock units and awards	(1,107)	(436)	—
Debt issuance costs	—	(440)	(1,676)
Net cash provided by financing activities	11,509	14,549	220,104
Net increase (decrease) in cash and cash equivalents	22,658	(10,286)	105,347
Cash and cash equivalents at beginning of year	123,911	134,197	28,850
Cash and cash equivalents at end of year	$146,569	$123,911	$134,197

	Year Ended December 31,
	2014	2013	2012
Supplemental cash flow information:
Cash paid (refunded) during the period for:
Interest	$161	$267	$1,836
Income taxes	(235)	1,121	518
Supplemental information for non-cash investing activities:
Accrued capital expenditures	1,835	1,300	127
Property and equipment acquired through leasehold incentives	284	—	—
Supplemental information for non-cash financing activities:
Convertible redeemable preferred stock issued as part of purchase price for ID Analytics	—	—	11,542
Preferred stock embedded derivative issued as part of purchase price for ID Analytics	—	—	7,934

See accompanying notes to consolidated financial statements.

LIFELOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

1. Corporation Information
We provide proactive identity theft protection services to our consumer subscribers, whom we refer to as our members, on an annual or monthly subscription basis. We also provide consumer risk management services to our enterprise customers.
We were incorporated in Delaware on April 12, 2005 and are headquartered in Tempe, Arizona. On March 14, 2012, we acquired ID Analytics and its wholly owned subsidiary SageStream, LLC (formerly IDA Inc.), each of which is incorporated in Delaware.
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
On December 11, 2013, we acquired mobile wallet innovator Lemon and introduced our LifeLock Wallet mobile application. The LifeLock Wallet mobile application allows consumers to replicate and store a digital copy of their personal wallet contents on their smart device for records backup, as well as mobile use of items such as credit, identification, ATM, insurance, and loyalty cards. The LifeLock Wallet mobile application also offers our members access to our identity theft protection services.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).
Basis of Consolidation
The consolidated financial statements include our accounts and those of our wholly and indirectly owned subsidiaries. We eliminate all intercompany balances and transactions, including intercompany profits, in consolidation.
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
We are subject to uncertainties such as the impact of future events; economic, environmental, and political factors; and changes in our business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as our operating environment changes. We make changes in estimates when circumstances warrant. We reflect such changes in estimates and refinements in estimation methodologies in reported results of operations. If material, we disclose the effects of changes in estimates in the notes to the consolidated financial statements. Significant estimates and assumptions affect the following: the allocation of the purchase price associated with acquisitions; the carrying value of long-lived assets; the amortization period of long-lived assets; the carrying value, capitalization, and amortization of software and website development costs; the carrying value of goodwill and other intangible assets; the amortization period of intangible assets; the provision for income taxes and related deferred tax accounts, and realizablity of deferred tax assets; certain accrued expenses; contingencies, litigation, and related legal accruals; and the value attributed to employee stock options and other stock-based awards.

Operating Segments
We have two operating segments, which are also our reporting units: consumer and enterprise. These operating segments are components for which separate financial information is available and for which operating results are evaluated on a regular basis by the chief operating decision maker in deciding how to allocate resources and in assessing the performance of the segments.
In our consumer segment, we offer proactive identity theft protection services to our members on an annual or monthly subscription basis. In our enterprise segment, we offer consumer risk management services to our enterprise customers.
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

Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price of acquired businesses over the fair value assigned to the individual assets acquired and liabilities assumed. We do not amortize goodwill, but instead test goodwill for impairment annually in the fourth quarter of our fiscal year and whenever events and changes in circumstances indicate that it is more-likely-than-not that the fair value of a reporting unit that has goodwill is less than its carrying value.
In assessing goodwill for impairment, we have elected to first make a qualitative assessment of whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying value to determine whether it is necessary to perform the two-step goodwill impairment test. The qualitative impairment test includes considering various factors, including macroeconomic conditions, industry and market conditions, cost factors, a sustained share price or market capitalization decrease, and any reporting unit specific events. If it is determined through the qualitative assessment that a reporting unit’s fair value is more-likely-than-not greater than its carrying value, the two-step impairment test is not required. If the qualitative assessment indicates it is more-likely-than-not that a reporting unit’s fair value is not greater than its carrying value, we must perform the two-step impairment test. No impairment of goodwill was identified as of December 31, 2014.
In connection with our acquisitions of ID Analytics and Lemon, we recorded certain finite-lived intangible assets for customer, technology, and trade names and trademarks related intangible assets. We amortize the acquisition date fair value of these assets on a straight-line basis over the estimated useful lives of the assets. We review our acquired-intangible assets annually in the fourth quarter of our fiscal year and whenever events and changes in circumstances indicate the carrying amount of the acquired-intangible assets may not be recoverable. If such events or changes in circumstances occur, we compare the carrying amount of the acquired-intangible asset to the undiscounted expected future cash flows related to such asset. If an impairment is indicated, the amount of the impairment is calculated as the difference between the carrying amount and the fair value of the asset, which is estimated using the discounted expected cash flows attributable to the asset. The estimates required in determining if an impairment exists include forecasted usage of the acquired intangible asset, the useful lives of such assets, and expected future cash flows. No impairment of acquired intangible assets was identified as of December 31, 2014.
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
Per Share Data
We compute basic earnings per share by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. We determine net income available to common stockholders by deducting the accretion on convertible redeemable preferred stock and the net income allocable to convertible redeemable preferred stock, determined under the two class method, from net income. We compute diluted earnings per share giving effect to all potentially dilutive common stock equivalents, including share-based compensation, convertible redeemable preferred stock, warrants to acquire common stock, and warrants to acquire convertible redeemable preferred stock. We make adjustments to the diluted net income available to common stockholders to reflect the reversal of gains on the change in the value of warrant liabilities and additional accretion on convertible redeemable preferred stock, assuming conversion of warrants to acquire convertible redeemable preferred stock at the beginning of the period. We offset these adjustments by reductions in the net income allocable to convertible redeemable preferred stockholders for those securities that were assumed to convert prior to the conversion in connection with our IPO. Those securities determined to be anti-dilutive as common stock equivalents are excluded from the calculation of diluted earnings per share; however, such securities continue to be included in the application of the two-class method to the extent applicable.
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
Cash and cash equivalents also include credit card and debit card receivables. The majority of payments due from financial intermediaries for credit card and debit card transactions process within 72 hours, except for transactions occurring on a Friday, which are generally processed the following Monday. Amounts due from financial intermediaries for these transactions classified as cash and cash equivalents totaled $805 and $1,623 as of December 31, 2014 and 2013, respectively.
Marketable Securities
We hold investments in marketable securities consisting of corporate debt securities, municipal debt securities, commercial paper, and certificates of deposit. We determine the appropriate classification of marketable securities at the time of purchase and reevaluate such determination at each balance sheet date. As of December 31, 2014, we classified all marketable securities as current as such investments are available to fund current operations.  Based on our intentions regarding our marketable securities, all marketable securities are classified as available-for-sale and are carried at fair value with unrealized gains and losses recorded as a separate component of other comprehensive income, net of income taxes on the consolidated statements of comprehensive income. Realized gains and losses and declines in fair value determined to be other-than-temporary are determined using the specific-identification method and are reflected as a component of other income (expense) in the consolidated statements of operations. We periodically review our marketable securities for other-than temporary declines in fair value and write down such marketable securities when an other-than-temporary decline has occurred. No such impairments of marketable securities have been recorded to date.
Allowance for Doubtful Accounts
We maintain an allowance for doubtful accounts to provide for uncollectible trade receivables. We base the allowance on historical collections, write-off experience, current economic trends, and changes in customer payment terms and other factors that may affect our ability to collect payments. As of December 31, 2014 and 2013, our allowance for doubtful accounts was $61 and $104, respectively.
Property and Equipment
We state property and equipment at cost, less accumulated depreciation, amortization, and any impairment in value. We assess long-lived assets, including our property and equipment, for impairment whenever events or changes in business circumstances arise that may indicate that the carrying amount of the long-lived assets may not be recoverable.
We compute depreciation and amortization using the straight-line method over the following estimated useful lives of the assets:

Leasehold improvements	The shorter of the estimated useful life or the life of the lease
Telecommunications, network and computing equipment	3–5 years
Computer software	3 years
Furniture, fixtures and office equipment	3–7 years
Debt Issuance Costs
We defer and amortize issuance costs, underwriting fees, and related expenses incurred in connection with the issuance of debt instruments using the effective interest rate method over the terms of the instruments. We charge unamortized debt issuance costs to interest expense when the related debt is extinguished.
Cost of Services
Cost of services consists primarily of the direct and contract labor costs, fulfillment costs, and remediation costs to fulfill our service agreements. Cost of services also includes rent expense, facilities support, quality assurance expenses, and depreciation and amortization of long-lived assets related to the operations of our service fulfillment centers. We also include sales incentives provided to our members in cost of services.

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
Share-Based Compensation
We measure share-based compensation cost at fair value using the Black-Scholes option pricing model with compensation cost amortized on a straight-line basis over each award’s full vesting period, except for awards with performance conditions, which we recognize using the accelerated method. Because of the lack of sufficient historical data to calculate the expected term of equity awards, we use the average of the vesting term and the contractual term to estimate the expected term for service-based options granted to employees. We estimate volatility by utilizing our historical share price and the historical volatility of comparable companies with publicly available share prices. Share-based compensation expense is recorded net of estimated forfeitures whereby expense is recorded only for those stock-based awards we expect to vest. We estimate the forfeiture rates based on historical forfeiture rates and will revise our estimated forfeiture rate if actual forfeitures differ from the estimated forfeiture rate. We include share-based compensation expense in cost of services, sales and marketing expenses, technology and development expenses, and general and administrative expenses consistent with the respective employees’ department in the consolidated statement of operations. The fair value of restricted stock units and restricted stock awards is based on the value of our stock on the grant date. Compensation cost for restricted stock units and restricted stock awards is amortized on a straight-line basis over each award’s full vesting period.
Advertising Costs
We expense advertising costs as incurred, except for direct-response advertising costs, which are expensed in the period in which it will benefit. Direct-response advertising costs include telemarketing, web-based marketing, and direct mail costs related directly to membership solicitation. Advertising expense totaled approximately $121,092, $86,165, and $66,049 for the years ended December 31, 2014, 2013, and 2012, respectively.
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
We determine the fair value of financial instruments using an exit price: the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. We use a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: Level 1 – observable inputs such as quoted prices in active markets; Level 2 – inputs other than the quoted prices in active markets that are observable, either directly or indirectly; and Level 3 – unobservable inputs for which there is little or no market data, which requires us to develop our own assumptions. On a recurring basis, we measure certain financial assets and liabilities at fair value, including our cash equivalents and marketable securities.
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
In May 2014, the FASB issued ASU 2014-09, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. This guidance will be effective for us in the first quarter of our fiscal year ending December 31, 2017. Early adoption is not permitted. The guidance permits the use of either the retrospective or cumulative effect transition method. We are currently in the process of evaluating the impact of the adoption of this ASU on our consolidated financial statements and have not yet selected a transition method.
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
3. Business Combinations
Acquisition of Lemon
In December 2013, we acquired Lemon, a mobile wallet innovator. In connection with this acquisition, we launched our new LifeLock mobile application. The aggregate purchase price consisted of approximately $42,369 of cash paid at the closing (net of cash acquired of $3,315). We accounted for this acquisition using the acquisition method. Accordingly, we allocated the total purchase price to the tangible and identifiable intangible assets acquired and the net liability assumed based on their respective fair values on the acquisition date. As a result of the acquisition, we recorded goodwill in the amount of $29,914, which was assigned to our consumer segment, identifiable intangible assets of $3,880, which was comprised of $3,290 related to technology, $530 related to customer relationships, and $60 related to trade name and trademarks, and net assets acquired of $3,184. The overall weighted-average life of the identifiable definite-lived intangible assets acquired was 6.0 years, which will be amortized over their respective lives. Our consolidated financial statements for the year ended December 31, 2013 include the results of operations of Lemon from the date of acquisition.

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
4. Marketable Securities
The following is a summary of marketable securities designated as available-for-sale as of December 31, 2014 and 2013:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2014
Corporate bonds	$99,592	$1	$(119)	$99,474
Municipal bonds	18,146	1	(10)	18,137
Commercial paper	9,196	—	—	9,196
Certificates of deposit	498	—	—	498
Total marketable securities	$127,432	$2	$(129)	$127,305
December 31, 2013
Corporate bonds	$37,399	$1	$(29)	$37,371
Municipal bonds	10,820	2	(3)	10,819
Certificates of deposit	498	—	—	498
Total marketable securities	$48,717	$3	$(32)	$48,688
All marketable securities are classified as current regardless of contractual maturity dates because we consider such investments to represent cash available for current operations.
As of December 31, 2014 and 2013, we did not consider any of our marketable securities to be other-than-temporarily impaired.  When evaluating our investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer, our ability and intent to hold the security, and whether it is more likely than not that we will be required to sell the investment before recovery of its cost basis.
The following is a summary of amortized cost and estimated fair value of marketable securities as of December 31, 2014 and 2013, by maturity:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2014
Due in one year or less	$127,029	$2	$(129)	$126,902
Due after one year	403	—	—	403
Total marketable securities	$127,432	$2	$(129)	$127,305
December 31, 2013
Due in one year or less	$47,398	$3	$(32)	$47,369
Due after one year	1,319	—	—	1,319
Total marketable securities	$48,717	$3	$(32)	$48,688

5. Trade and Other Receivables
Trade and other receivables consisted of the following as of December 31:

	2014	2013
Trade receivables	$7,160	$5,796
Other receivables	3,121	5,214
Less allowance for doubtful accounts	(61)	(104)
Total trade and other receivables	$10,220	$10,906
6. Property and Equipment, Net
Property and equipment consisted of the following as of December 31:

	2014	2013
Computer software	$14,688	$12,318
Telecommunications, network and computing equipment	16,459	12,923
Leasehold improvements	6,687	4,223
Furniture, fixtures and office equipment	3,569	2,980
Cost of assets placed in service	41,403	32,444
Less accumulated depreciation and amortization	(18,373)	(21,081)
Net book value of assets placed in service	23,030	11,363
Assets not yet placed in service	1,174	5,141
Property and equipment, net	$24,204	$16,504
Depreciation expense on property and equipment for the years ended December 2014, 2013, and 2012 was $7,368, $4,887, and $4,169, respectively.
7. Goodwill and Other Intangible Assets
The changes in carrying amount of goodwill for the years ended December 31, 2014 and 2013 were as follows:

Goodwill - December 31, 2012	$129,428
Additions	29,914
Goodwill - December 31, 2013	159,342
Goodwill - December 31, 2014	$159,342
Our acquisition-related intangible assets as of December 31, 2014 and 2013 were as follows:

	December 31, 2014
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks	$4,060	$(2,296)	$1,764
Technology	36,290	(13,669)	22,621
Customer relationships	21,030	(7,100)	13,930
Total other intangible assets	$61,380	$(23,065)	$38,315

	December 31, 2013
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Trade name and trademarks	$4,060	$(1,439)	$2,621
Technology	36,290	(8,485)	27,805
Customer relationships	21,030	(4,243)	16,787
Total other intangible assets	$61,380	$(14,167)	$47,213

The estimated useful lives of our acquired trade names and trademarks range from one to five years, our acquired technology has estimated useful lies of seven years, and our acquired customer relationships have estimated useful lives ranging from one year to ten years. As of December 31, 2014, the weighted-average remaining useful lives of all acquisition-related intangible assets was 5.0 years. Amortization expense for the years ended December 31, 2014, 2013, and 2012 was $8,898, $7,909, and $6,258, respectively.
Estimated future amortization of acquisition-related intangible asset for future periods is as follows:

Years Ending December 31,
2015	$8,334
2016	8,334
2017	7,698
2018	7,534
2019	2,988
Thereafter	3,427
$38,315
8. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following as of December 31:

	2014	2013
Legal settlements	$20,000	$—
Marketing, commissions and other services	19,425	9,678
Employee salaries, wages, and benefits	18,507	15,619
Consulting, contract labor and professional fees	5,317	7,496
Fixed assets	874	517
Sales, use, property, and income taxes	732	928
Other	2,170	688
Total accrued expenses and other liabilities	$67,025	$34,926
9. Financing Arrangements
Credit Agreement
On January 9, 2013, we refinanced our existing credit agreement and entered into a new credit agreement, or the Credit Agreement, with Bank of America, N.A. as administrative agent, swing line lender and L/C issuer, Silicon Valley Bank as syndication agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated as sole lead arranger and sole book manager, and the lenders from time to time party thereto. We refer to the Credit Agreement and related documents as the Senior Credit Facility. The Senior Credit Facility provides for an $85,000 revolving line of credit, which we can increase to $110,000 subject to the conditions set forth in the Credit Agreement. The revolving line of credit also includes a letter of credit subfacility of $10,000 and a swing line loan subfacility of $5,000. The Senior Credit Facility has a maturity date of January 9, 2018. As of December 31, 2014, we had no outstanding debt under our Senior Credit Facility.  We incurred unused commitment fees and administrative fees of $266 for the year ended December 31, 2014, which is included in interest expense in the consolidated statements of operations.
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
In addition to paying interest on the outstanding principal under the Senior Credit Facility, we are also required to pay a commitment fee to the administrative agent at a rate per annum equal to the product of (a) an applicable rate ranging from 0.25% to 0.50% multiplied by (b) the actual daily amount by which the aggregate revolving commitments exceed the sum of (1)the outstanding amount of revolving borrowings, and (2) the outstanding amount of letter of credit obligations. The initial applicable rate is 0.25%, subject to adjustment from time to time based upon our achievement of a specified consolidated leverage ratio.

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
The Senior Credit Facility requires us to maintain certain financial covenants. In addition, the Senior Credit Facility requires us to maintain all material proprietary databases and software with a third-party escrow agent in accordance with an escrow agreement that we reaffirmed in connection with the Senior Credit Facility. The Senior Credit Facility also contains certain affirmative and negative covenants limiting, among other things, additional liens and indebtedness, investments and distributions, mergers and acquisitions, liquidations, dissolutions, sales of assets, prepayments and modification of debt instruments, transactions with affiliates, and other matters customarily restricted in such agreements. The Senior Credit Facility also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross defaults to other contractual agreements, events of bankruptcy and insolvency, and a change of control. As of December 31, 2014, we were in compliance with all financial covenants under the Senior Credit Facility.
Letters of Credit
In August 2013, a letter of credit in the amount of $1,200 was released by the counterparty in connection with the execution of the amendment to our office lease with respect to our headquarters.  In December 2014, a letter of credit in the amount of $100 was released by the counterparty in connection with the execution of a new office lease with respect to our office in Irvine, California. As such, we had no letters of credit outstanding as of December 31, 2014.
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
Rent expense incurred under operating leases for the years ended December 31, 2014, 2013, and 2012 was $5,145, $3,546, and $2,758, respectively.
Associated with operating leases, we have received tenant improvement allowances from lessors. We record the value of these improvements as fixed assets when acquired and amortize the assets over the term of the lease. We record an offsetting obligation as deferred rent and amortize it as a reduction to lease expense on a straight-line basis over the lease term.
The following summarizes the future minimum lease payments for outstanding operating lease agreements as of December 31, 2014:

2015	$5,325
2016	5,413
2017	5,233
2018	3,916
2019	3,255
Thereafter	16,087
$39,229

11. Stockholders’ Equity
Common Stock
We have authorized 300,000,000 shares of common stock, with a par value of $0.001 per share. As of December 31, 2014, we had 93,899,968 shares of common stock outstanding.
Holders of our common stock are entitled to one vote for each share on all matters submitted to a vote of the stockholders, including the election of directors. Holders of our common stock are also entitled to dividends when, and if, declared by our board of directors. We have not declared and paid any dividends through December 31, 2014, and our Senior Credit Facility contains restrictions on our ability to pay dividends. Stockholders do not have cumulative voting rights in the election of directors. Accordingly, holders of a majority of the voting shares are able to elect all of the directors.
We issue stock-based awards to our employees in the form of stock options, restricted stock units, and restricted stock awards. We also have an employee stock purchase plan.
Preferred Stock
We have authorized 10,000,000 shares of preferred stock, with a par value of $0.001 per share. As of December 31, 2014, we had no shares of preferred stock outstanding.
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
Stock Warrants
As of December 31, 2014, we had the following warrants to purchase common stock outstanding:

Expiration Date	Shares	Exercise Price
October 3, 2016	2,334,044	0.70
During the year ended December 31, 2014, 166,666 warrants to purchase common shares were exercised, of which 83,333 warrants were exercised for $375 and 83,333 warrants were net exercised for a total of shares 58,428 shares.
On October 9, 2012, warrants to purchase Series E and E-2 convertible redeemable preferred stock were terminated in connection with the closing of our IPO and we recognized a gain of $4,372 in other income (expense).
12. Share-Based Compensation
Stock Plans
In November 2006, we adopted the LifeLock, Inc. 2006 Incentive Compensation Plan, or the 2006 Plan. We reserved 18,426,332 shares of common stock under the 2006 Plan. The 2006 Plan provided for awards in the form of restricted shares, stock units, stock options (which could constitute incentive stock options or non-statutory stock options), and stock appreciation rights. Generally, stock options awarded under the 2006 Plan had a ten-year term and typically vested over a period of four years, with 25% of the grant vesting on the first anniversary of the date of grant and the remainder vesting monthly over the remaining vesting period.
In October 2012, we adopted the LifeLock, Inc. 2012 Incentive Compensation Plan, or the 2012 Plan, which superseded the 2006 Plan. The total remaining shares of 4,902,708 available for issuance under the 2006 Plan were added to the number of shares reserved under the 2012 Plan, and no further awards will be granted under the 2006 Plan. In addition, we reserved an additional 4,200,000 shares of common stock under the 2012 Plan. The 2012 Plan provides for awards in the form of stock options (which may constitute incentive stock options or non-statutory stock options), stock appreciation rights, performance-based stock awards, restricted stock units and restricted stock awards. Generally, stock options awarded under the 2012 Plan have a ten-year term and typically vest over a period of four years, with 25% of the grant vesting on the first anniversary of the date of grant and the remainder vesting monthly over the remaining vesting period. Generally, restricted stock units vest over a period of four years with 25% of the grant vesting on the first anniversary of the date of grant and the remainder vesting quarterly over the remaining period. Restricted stock awards typically vest over a period of four years and vest evenly on a quarterly basis commencing on the first quarter following the date of grant.

The total amount of compensation cost for stock-based payment arrangements recognized in the consolidated statements of operations related to stock options, restricted stock units, restricted stock awards, and performance stock units was $18,147, $11,111, and $6,758 for the years ended December 31, 2014, 2013, and 2012, respectively.
As of December 31, 2014, a total of $45,194 of unrecognized compensation costs related to unvested stock options and unvested restricted stock units and restricted stock awards issued are expected to be recognized over the remaining weighted-average period of 2.9 years.
Employee Stock Purchase Plan
In October 2012, we adopted an employee stock purchase plan, or the ESPP. The ESPP allows substantially all full-time and part-time employees to acquire shares of our common stock through payroll deductions over six month offering periods. The per share purchase price is equal to the lesser of 85% of the fair market value of a share of our common stock on the grant date or 85% of the fair market value of a share of our common stock on the last day of the offering period. Purchases are limited to 15% of an employee’s salary, up to a maximum of $25,000 of stock value per calendar year. We are authorized to grant up to 2,000,000 shares of our common stock under the ESPP. As of December 31, 2014, 287,646 shares of common stock had been issued under the ESPP. We recognized expense with respect to the ESPP of $613 and $338 for the years ended December 31, 2014 and 2013, respectively.
Stock Options
The following table summarizes information on the activity of stock options, including performance-based options, under the 2006 and 2012 Plans for the years ended December 31:

	2014		2013		2012
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Outstanding at beginning of year	11,384,251	$7.62	12,273,815	$4.24	8,660,771	$3.07
Granted	2,947,199	17.42	5,494,969	11.57	5,127,486	6.19
Exercised	(2,017,460)	5.19	(4,489,459)	3.27	(306,819)	2.39
Expired	(14,087)	13.91	(33,951)	3.22	(357,482)	3.70
Forfeited	(1,226,577)	10.86	(1,861,123)	7.40	(850,141)	4.91
Outstanding at end of year	11,073,326	$10.25	11,384,251	$7.62	12,273,815	$4.24
Exercisable at end of year	5,025,485	$7.13	4,235,609	$4.39	6,379,166	$2.98

The following table summarizes additional information about stock options, including performance-based options, outstanding and exercisable as of December 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Under Option	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price Per Share	Shares Under Option	Weighted- Average Exercise Price Per Share
$0.01-$3.50	1,500,280	3.88	$2.33	1,499,009	$2.33
$3.51 - $7.00	2,137,712	6.70	4.97	1,282,784	4.84
$7.01 - $10.50	1,685,931	7.93	9.20	826,166	9.12
$10.51 - $14.00	2,938,302	8.42	11.63	1,021,750	11.37
$14.01 - $17.50	1,098,767	9.22	15.75	133,476	15.41
$17.51 - $21.00	1,712,334	9.21	18.90	262,300	18.73
	11,073,326			5,025,485

The weighted-average fair value of our outstanding stock options was $5.10, $4.09, and $2.57 for the years ended December 31, 2014, 2013, and 2012, respectively. Such amounts were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions at December 31:

	2014	2013	2012
Expected volatility	46.5%	49.1%	94.6%
Expected dividend yield	—%	—%	—%
Risk-free interest rate	1.8%	1.3%	1.2%
Expected term (years)	6.05	6.05	6.15
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
The weighted-average fair value of the options granted in the years ended December 31, 2014, 2013, and 2012 was $8.12, $5.72, and $4.74, respectively. The total intrinsic value of options exercised in 2014, 2013, and 2012 was $24,032, $41,793, and $1,472, respectively. As of December 31, 2014, the total intrinsic value of outstanding and exercisable stock options was $92,179 and $57,257, respectively.
Restricted Stock Units and Restricted Stock Awards
The following table summarizes restricted stock units and restricted stock awards activity under the 2012 Plan for the years ended December 31, 2013 and 2014:

	Restricted Stock Units/Awards	Weighted - Average Grant Date Fair Value (per share)
Unvested at December 31, 2012	267,500	$9.00
Granted	438,879	13.90
Vested	(128,136)	9.34
Unvested at December 31, 2013	578,243	$12.65
Granted	1,131,419	16.41
Vested	(235,354)	13.79
Forfeited	(451,484)	14.77
Unvested at December 31, 2014	1,022,824	$15.61
13. Employee Benefits
In 2008, we initiated a 401(k) retirement plan, which is a defined contribution retirement plan, for eligible employees. Employees are eligible to participate on the first day of service. Under the terms of the plan, employees are entitled to contribute from 1% to 100% of their total compensation, within limitations established by the Internal Revenue Code. We match 100% of the first 6% of each employee’s contribution and may also contribute additional amounts at our discretion, all subject to immediate vesting. The cost of employer contributions to the plan was $2,871, $2,488, and $1,908 for the years ended December 31, 2014, 2013, and 2012, respectively.

14. Fair Value Measurements
As of December 31, 2014 and 2013, the fair value of our financial assets was as follows:

	Level 1	Level 2	Level 3	Total
December 31, 2014
Assets:
Money market funds (1)	$11,903	$—	$—	$11,903
Corporate bonds (2)	—	99,474	—	99,474
Municipal bonds (2)	—	18,137	—	18,137
Commercial paper (3)	—	54,399	—	54,399
Certificates of deposit (2)	—	498	—	498
Total assets measured at fair value	$11,903	$172,508	$—	$184,411
December 31, 2013
Assets:
Money market funds (1)	$911	$—	$—	$911
Corporate bonds (2)	—	37,371	—	37,371
Municipal bonds (2)	—	10,819	—	10,819
Commercial paper (1)	—	45,110	—	45,110
Certificates of deposit (2)	—	498	—	498
Total assets measured at fair value	$911	$93,798	$—	$94,709

(1)	Classified in cash and cash equivalents

(2)	Classified in marketable securities

(3)
Includes commercial paper with maturities of three months or less at time of purchase of $45,203 classified in cash and cash equivalents and commercial paper with maturities of greater than three months of $9,196 classified in marketable securities.

15. Net Income Per Share
We compute basic net income per share by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. We compute diluted net loss per share giving effect to all potential dilutive common stock, including employee stock options, restricted stock units and restricted stock awards, convertible redeemable preferred stock, warrants to acquire common stock, and warrants to acquire convertible redeemable preferred stock.
The following table sets forth the computation of basic and diluted net income available per share attributable to common stockholders for the years ended December 31:

	2014	2013	2012
Net income	$2,495	$54,455	$23,503
Less:
Accretion of convertible redeemable preferred stock redemption premium	—	—	(9,378)
Beneficial conversion feature on convertible redeemable preferred stock	—	—	(2,452)
Net income allocable to convertible redeemable preferred stockholders	—	—	(5,504)
Net income available to common stockholders	2,495	54,455	6,169
Less:
Change in fair value of warrant liabilities	—	—	(4,382)
Accretion of convertible redeemable preferred stock redemption premium for shares assumed issued in exercise of warrants	—	—	(898)
Plus:
Net income allocable to convertible redeemable preferred stockholders	—	—	4,444
Diluted net income available to common stockholders	$2,495	$54,455	$5,333
Denominator (basic):
Weighted average common shares outstanding	92,733,496	88,635,832	35,081,863
Denominator (diluted):
Weighted average common shares outstanding	92,733,496	88,635,832	35,081,863
Dilutive stock options outstanding	3,791,148	4,984,569	4,088,101
Dilutive restricted stock units and restricted stock awards	252,093	105,572	—
Dilutive shares purchased under ESPP	16,387	2,349	—
Weighted average common shares from warrants	2,308,808	2,318,422	491,860
Weighted average common shares from preferred stock	—	—	22,528,878
Net weighted average common shares outstanding	99,101,932	96,046,744	62,190,702
Net income available per share to common stockholders:
Basic	$0.03	$0.61	$0.18
Diluted	$0.03	$0.57	$0.09
In 2014, 2013, and 2012, potentially dilutive securities were not included in the calculation of diluted net income per share, as their impact would be anti-dilutive. The following weighted-average number of outstanding employee stock options, restricted stock units and restricted stock awards, warrants to purchase common and convertible redeemable preferred stock, and convertible redeemable preferred stock were excluded from the computation of diluted net income per share for the years ended December 31:

	2014	2013	2012
Stock options outstanding	3,233,152	4,183,000	—
Restricted stock units and restricted stock awards	310,185	45,673	—
Common equivalent shares from stock warrants	—	—	3,585,996
Common shares from convertible redeemable preferred stock	—	—	8,770,427
	3,543,337	4,228,673	12,356,423

16. Income Taxes
We have deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In assessing the realizability of deferred tax assets, we consider all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income, tax planning strategies and recent financial operations. Realization of our deferred tax assets, net of liabilities, depends upon the achievement of projected future taxable income.  Through the year ended December 31, 2012, we had recorded a valuation allowance on our net deferred tax asset, as prior to 2012, we had recorded operating losses. As a result of operating income generated in 2012 and 2013, management concluded that our deferred tax assets, with the exception of certain state net operating losses that are set to expire in 2015, would be realized. As a result of the 2014 operating income and our change in estimates regarding the realization of our deferred tax assets, our valuation allowance decreased by $717 in the year ended December 31, 2014.  During the years ended December 31, 2013 and 2012, our valuation allowance decreased $47,917 and $12,418, respectively.   The decrease in the valuation allowance during 2012 was principally attributable to the generation of operating profits and net deferred tax liabilities established in connection with the acquisition of ID Analytics.
The components of income tax provision were as follows at December 31:

	2014	2013	2012
Current:
U.S. federal	$546	$30	$388
U.S. state and local taxes	224	58	67
Total current	770	88	455
Deferred:
U.S. federal	1,512	(35,672)	(11,877)
U.S. state and local taxes	1,017	(1,877)	(2,308)
Foreign	63	(63)	—
Total deferred	2,592	(37,612)	(14,185)
Total income tax (benefit) expense	$3,362	$(37,524)	$(13,730)
A reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate is as follows at December 31:

	2014	2013	2012
Statutory federal income tax rate	35.0%	35.0%	35.0%
State tax expense, net of federal benefit	6.3%	3.7%	6.1%
Nondeductible expense related to stock warrants	—%	—%	-11.2%
Nondeductible expense related to embedded derivative	—%	—%	10.0%
Other nondeductible expenses	9.2%	3.4%	2.7%
Effect of change in income tax rates	-2.2%	-1.9%	14.4%
Impact of state net operating losses	23.2%	5.4%	-11.4%
Stock options	—%	0.1%	0.7%
Other	-1.9%	—%	1.0%
Expired net operating losses	—%	15.7%	—%
Reduction in valuation allowance due to business combination	—%	—%	-145.1%
Change in valuation allowance	-12.2%	-283.0%	-42.7%
Total expense	57.4%	-221.6%	-140.5%
For the years ended December 31, 2014, 2013, and 2012, our effective tax rate on income before income taxes was 57.4%, -221.6%, and -140.5%, respectively. Included in the effective tax rates for the years ended December 31, 2013 and 2012 is a tax benefit of $47,917 and $12,418, respectively, for the release of valuation allowance against deferred tax assets that were determined to be realizable. Our effective tax rate for the year ended December 31, 2014 differed from the statutory rate primarily as a result of state taxes and non-deductible expenses.

The following is a summary of the components of our deferred tax assets and liabilities at December 31:

	2014	2013
Deferred tax assets:
Net operating losses and credit carryforwards	$41,447	$58,798
Stock options	8,133	5,299
Deferred rent	2,536	1,692
Deferred revenue	1	13
Accrued expenses	9,362	792
Other	—	367
Total deferred tax assets	61,479	66,961
Valuation allowance	(512)	(1,229)
Net deferred tax assets	$60,967	$65,732
Deferred tax liabilities:
Property and equipment	$(16,620)	$(18,777)
Other	(610)	(627)
Total deferred tax liabilities	(17,230)	(19,404)
Net deferred tax assets	$43,737	$46,328
 We estimate that U.S. federal and state net operating losses, or NOLs, available to be carried forward approximated $165,143 and $86,860, respectively, as of December 31, 2014. The U.S. federal NOLs expire in the years 2025 through 2033. The majority of the state NOLs will expire between 2015 and 2033. Our ability to utilize our U.S. federal and state NOLs may be limited if we experience an ownership change as defined by Section 382 of the Internal Revenue Code. When a company undergoes such an ownership change, Section 382 limits the future use of NOLs generated before the change in ownership and certain subsequently recognized “built-in” losses and deductions, if any, existing as of the date of the ownership change. A company’s ability to utilize new NOLs arising after the ownership change is not affected.  In 2012, we completed an analysis of prior year ownership changes, including whether there were any limitations on the use of NOLs acquired in connection with our acquisition of ID Analytics, we determined that our NOLs as well as the NOLs of ID Analytics were subject to annual limitations under Section 382.  However, we determined that none of the NOL carryforwards will expire solely as a result of Section 382 limitations. In 2013, in connection with the acquisition of Lemon, we completed an analysis of Lemon’s prior ownership changes, including the change which arose as a result of our acquisition of Lemon.  As a result of the analysis, we determined that due to the ownership changes of certain former shareholders, approximately $7,894 and $7,991 of Lemon’s federal and state net operating loss carryforwards, respectively, will expire solely as a result of the Section 382 limitations.  If adverse information is discovered in the future, we will treat this as new information and reflect the impact in that period.  As of December 31, 2014, we had $997 of federal alternative minimum tax credit carryover, which does not expire.
As of December 31, 2014 and 2013, we have $21,545 and $14,893, respectively, of unrealized excess tax benefits from stock option exercises which have been removed from our net operating loss deferred tax asset.  When realized upon utilization of our net operating losses, the excess tax benefits will result in a credit to additional paid in capital.
We are subject to taxation in the United States and various states. All of our tax years are still subject to U.S. federal, state, and local tax authorities due to our net operating loss, which started in 2006. As of December 31, 2014, 2013, and 2012, our unrecognized tax benefits were $393. If recognized, the entire amount of unrecognized tax benefit would impact the effective rate.  There are no positions for which it is reasonably possible that the uncertain tax benefit will significantly increase or decrease within twelve months.  As of December 31, 2014, there was no accrued interest or penalties recorded in the consolidated financial statements.
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

17. Segment Reporting
We operate our business and review and assess our operating performance using two reportable segments: our consumer segment and our enterprise segment. In our consumer segment, we offer proactive identity theft protection services to consumers on an annual or monthly subscription basis. In our enterprise segment, we offer consumer risk management services to our enterprise customers.
Financial information about our segments for the year ended December 31, 2014 and as of December 31, 2014 was as follows:

	Consumer	Enterprise	Eliminations	Total
Revenue
External customers	$449,193	$26,823	$—	$476,016
Intersegment revenue	—	6,710	(6,710)	—
Income (loss) from operations	20,160	(14,094)	—	6,066
Goodwill	99,805	59,537	—	159,342
Total assets	455,035	108,905	(624)	563,316
Financial information about our segments for the year ended December 31, 2013 and as of December 31, 2013 was as follows:

	Consumer	Enterprise	Eliminations	Total
Revenue
External customers	$340,121	$29,537	$—	$369,658
Intersegment revenue	—	5,316	(5,316)	—
Income (loss) from operations	27,086	(9,905)	—	17,181
Goodwill	99,805	59,537	—	159,342
Total assets	348,000	114,146	(481)	461,665
Financial information about our segments for the year ended December 31, 2012 was as follows:

	Consumer	Enterprise	Eliminations	Total
Revenue
External customers	$254,678	$21,750	$—	$276,428
Intersegment revenue	—	3,506	(3,506)	—
Income (loss) from operations	18,840	(5,747)	—	13,093
We allocated goodwill between our segments by estimating the expected synergies to each segment.
We derive all of our revenue from sales in the United States, and substantially all of our long-lived assets are located in the United States.
18. Contingencies
As part of our consumer services, we offer 24x7x365 member service support. If a member’s identity has been compromised, our member service team and remediation specialists will assist the member until the issue has been resolved. This includes our $1 million service guarantee, which is backed by an identity theft insurance policy, under which we will spend up to $1 million to cover certain third-party costs and expenses incurred in connection with the remediation, such as legal and investigatory fees. This insurance also covers certain out-of-pocket expenses, such as loss of income, replacement of fraudulent withdrawals, and costs associated with child and elderly care, travel, stolen purse/wallet, and replacement of documents. While we have reimbursed members for claims under this guarantee, the amounts in aggregate for the years ended December 31, 2014, 2013, and 2012 were not material.

On March 3, 2014, Dawn B. Bien, representing herself and seeking to represent a class of persons who acquired our securities from February 26, 2013 to February 19, 2014, inclusive, filed a class action complaint in United States District Court for the District of Arizona alleging violations of Sections 10(b) and 20(a) of the Exchange Act against us, Todd Davis, and Chris Power.  On March 10, 2014, Joseph F. Scesny also filed a class action complaint in the same court against the same parties that made substantively similar allegations and requested substantially similar relief as the Bien Complaint.  On June 16, 2014, the court consolidated the complaints of Mr. Scesny and Ms. Bien into a single action captioned In re LifeLock, Inc. Securities Litigation.  The court also appointed a lead plaintiff and lead counsel.  On August 15, 2014, the lead plaintiff filed the Consolidated Amended Class Action Complaint, or the Consolidated Amended Complaint, against us, Mr. Davis, Mr. Power, and Hilary Schneider seeking to represent a class of persons who acquired our securities from February 26, 2013 to May 16, 2014, inclusive, or the Class Period.  The Consolidated Amended Complaint alleged that we, along with Ms. Schneider and Messrs. Davis and Power, violated Sections 10(b) and 20(a) of the Exchange Act by making materially false or misleading statements, or failing to disclose material facts regarding certain of our business, operational, and compliance policies, including with regard to certain of our services, our data security program, and our and Mr. Davis’ compliance with the FTC Order, wherein we settled the FTC’s allegations challenging certain of our advertising and marketing practices.   The Consolidated Amended Complaint alleged that, as a result, certain public statements made by Ms. Schneider and Messrs. Davis and Power during the Class Period, and certain of our financial statements issued during the Class Period, were false and misleading.  The Consolidated Amended Complaint sought certification as a class action, compensatory damages, and attorneys’ fees and costs.  On September 15, 2014, we, along with Ms. Schneider and Messrs. Davis and Power, filed a motion to dismiss the Consolidated Amended Complaint.   On October 15, 2014, the lead plaintiff filed a Memorandum In Opposition to our motion to dismiss. Pursuant to the court’s order of September 17, 2014, a hearing on our motion to dismiss was held on December 1, 2014.   On December 17, 2014, the court dismissed the Consolidated Amended Complaint and gave the lead plaintiff 21 days to seek leave to amend. The lead plaintiff filed his Second Consolidated Amended Complaint, on January 16, 2015. The Second Consolidated Amended Complaint no longer names Ms. Schneider as a defendant, but otherwise makes substantively similar allegations as the Consolidated Amended Complaint. It alleges that we, along with Messrs. Davis and Power, violated Sections 10(b) and 20(a) of the Exchange Act by making materially false or misleading statements, or failing to disclose material facts regarding certain of our business, operational, and compliance policies, including with regard to certain of our services, our data security program, and our and Mr. Davis’ compliance with the FTC Order. The Second Consolidated Amended Complaint alleges that, as a result, certain public statements made by Messrs. Davis and Power during the Class Period, and certain of our financial statements issued during the Class Period, were false and misleading. The Second Consolidated Amended Complaint seeks certification as a class action, compensatory damages, and attorney’s fees and costs. We, along with Messrs. Davis and Power, filed a motion to dismiss the Second Consolidated Amended Complaint on January 30, 2015. A hearing on our motion to dismiss will be held on March 16, 2015.
On March 13, 2014, we received a request from the FTC for documents and information related to our compliance with the FTC Order. Prior to our receipt of the FTC’s request, we met with FTC staff on January 17, 2014, at our request, to discuss issues regarding allegations that have been asserted in a whistleblower claim against us relating to our compliance with the FTC Order. On October 29, 2014, we completed our responses to the FTC’s March 13, 2014 request for information. On January 5, 2015, we completed our responses to the FTC’s subsequent requests for clarification regarding certain information that we previously submitted. We have engaged in ongoing discussions with the FTC Staff regarding the FTC's inquiry into our compliance with the FTC Order. On February 4, 2015, we made a $20,000 settlement offer to the FTC Staff and we remain in ongoing discussions with the FTC Staff regarding a possible settlement of this inquiry. As a result of those discussions, we have accrued $20,000 as of December 31, 2014 for a possible settlement with the FTC. The ultimate resolution of the matter could result in a loss of up to $100,000.
On March 20, 2014, Michael D. Peters filed a complaint in United States District Court for the District of Arizona against our company, Kim Jones, and Cristy Schaan.  Mr. Jones is not affiliated with us.  Ms. Schaan is our Chief Information Security Officer.  In his complaint, Mr. Peters alleges that we violated the whistleblower protection provisions of the Sarbanes-Oxley Act and the Dodd-Frank Act by terminating Mr. Peters’ employment as a result of alleged disclosures that he made to us, and that Ms. Schaan defamed Mr. Peters.  Mr. Peters seeks from us two times his back pay, two times the value of certain stock options and bonus, moving expenses, damages for emotional harm and anxiety, damages for harm to reputation, litigation costs including attorneys’ fees, and interest, and sought from Ms. Schaan actual damages, punitive damages, and interest.  On April 21, 2014, we filed an answer, affirmative defenses, and counterclaims, answering Mr. Peters’ claim under the Sarbanes-Oxley Act and asserting counterclaims against Mr. Peters for fraud, negligent misrepresentation, breach of contract, and unjust enrichment, based on our allegations that we were induced to hire Mr. Peters by his false statements and misrepresentations regarding his employment history and seeking to recover actual and consequential damages, punitive damages, attorneys’ fees, and the signing bonus paid to Mr. Peters.  Mr. Peters answered our counterclaims on May 7, 2014.  On April 21, 2014, we also filed a motion to dismiss Mr. Peters’ claim under the Dodd-Frank Act.  On April 25, 2014, Ms. Schaan filed a motion to dismiss Mr. Peters’ claim against her.  On June 2, 2014, Mr. Peters filed a motion for judgment on the pleadings directed to our unjust enrichment counterclaim, one of the four counterclaims we brought against Mr. Peters.  The court ruled on all of the pending motions on September 19, 2014.  Ms. Schaan’s motion to dismiss the defamation claim against her was granted and she was dismissed from the case. Our motion and the motion filed by Mr. Peters and LifeLock were denied. In addition, Mr. Peters dismissed his claim against Mr. Jones pursuant to a settlement. On October 3, 2014, we filed an amended answer responding to both of the claims Mr. Peters asserted against us. On January 22, 2015, the court entered a scheduling order containing certain deadlines for the case, including the completion of all discovery by October 30, 2015, the filing of any dispositive motions by December 4, 2015, and the filing of certain pre-trial submissions by March 4, 2016. A status hearing is set in the case for August 14, 2015.
On August 1, 2014, the Lemon Entities filed a lawsuit in Santa Clara Superior Court in San Jose, California against Wenceslao Casares, former General Manager of Lemon, Cynthia McAdam, former General Counsel of Lemon, and Federico Murrone, Martin Apesteguia and Fabian Cuesta, each a former employee and former member of the Board of Directors of Lemon Argentina (the “Argentine Executives”).  The complaint alleges breaches of employment-related contracts and breaches of fiduciary duty involving each named individual’s work for third-party Xapo, Inc. and/or Xapo, Ltd. during their employment by the applicable Lemon Entity.  Mr. Casares and Ms. McAdam have been served.  The Lemon Entities are in the process of serving the Argentine Executives through the procedures set forth in the Hague Convention.  Mr. Casares and Ms. Cynthia McAdam, through their counsel, have demanded that we and Lemon defend them against the claims brought by the Lemon Entities and advance them the costs of their attorneys’ fees.  We and Lemon have rejected those demands.  The parties, including the Argentine Executives, engaged in mediation in August 2014 in Buenos Aires, Argentina, and again in December 2014 in San Francisco, California but were unable to settle any claims. On January 30, 2015, the Lemon entities filed a second amended complaint alleging breaches of employment-related contracts, breaches of fiduciary duties and fraud, and seeking declatory relief against Mr. Casares, Ms. McCadam and the Argentine Executives. Although no counterclaims have been asserted against us or the Lemon Entities to date in connection with this matter, it is possible that they will be asserted in the future.
On January 19, 2015, plaintiffs Napoleon Ebarle and Jeanne Stamm filed a nationwide putative consumer class action against us in the United States District Court for the Northern District of California.  Plaintiffs allege that we have engaged in deceptive marketing and sales practices in connection with our membership plans in violation of the Arizona Consumer Fraud Act, and are seeking declaratory judgment under the Federal Declaratory Judgment Act.  Plaintiffs also seek certification of a nationwide class of consumers who are or were subscribers of  our identity theft protection services since January 19, 2014, compensatory damages, attorneys’ fees and costs. We were served with the complaint on January 22, 2015.   An answer or other responsive pleading is due on March 2, 2015.
On January 29, 2015, plaintiff Etan Goldman filed a California putative consumer class action complaint against us in Santa Clara Superior Court in San Jose, California. The complaint alleges that we violated California’s Automatic Renewal Law and Unfair Competition Law by failing to provide required disclosures concerning our auto renewal terms and cancellation policies.  The complaint also seeks certification of a class consisting of all persons in California who have purchased subscriptions to identity theft protection services from us since December 1, 2010, injunctive relief, compensatory damages, restitution, and attorneys’ fees and costs.  Our answer or other response is due on March 4, 2015.
On February 2, 2015, plaintiff Thomas A. Trax filed a class action complaint against us in United States District Court for the Southern District of California.  This complaint asserts that we violated California’s Automatic Renewal Law and Unfair Competition Law by failing to provide required disclosures concerning our auto renewal terms and cancellation policies. The complaint seeks certification of a class consisting of all persons in California who have purchased products and/or services from us as part of an automatic renewal plan or continuous service offer since February 2, 2011, injunctive relief, compensatory damages, restitution, a constructive trust and/or disgorgement, and attorneys’ fees and costs.  We have not yet been served with the complaint.
We are subject to other legal proceedings and claims that have arisen in the ordinary course of business. Although there can be no assurance as to the ultimate disposition of these matters, we believe, based upon the information available at this time, that, except as disclosed above, a material adverse outcome related to the matters is neither probable nor estimable.

19.  Selected Quarterly Financial Data (unaudited)
The following table sets forth certain unaudited quarterly results of operations for the years ended December 31, 2014 and 2013.  In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below for a fair statement of the quarterly information when read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K:

	Three Months Ended
	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014	Mar 31, 2014	Dec 31, 2013	Sep 30, 2013	Jun 30, 2013	Mar 31, 2013
	(in thousands, except per share data)
Revenue:
Consumer revenue	$122,745	$116,115	$109,338	$100,995	$94,068	$88,386	$82,574	$75,094
Enterprise revenue	6,941	6,916	6,375	6,591	8,237	7,353	6,946	7,001
Total revenue	129,686	123,031	115,713	107,586	102,305	95,739	89,520	82,095
Gross profit	98,939	92,704	86,322	77,629	76,110	70,852	64,326	58,305
Income (loss) from operations	6,299	9,533	(2,561)	(7,205)	15,293	6,736	(1,404)	(3,444)
Net income (loss)	2,838	5,450	(1,498)	(4,295)	52,976	6,466	(1,445)	(3,542)
Basic net income (loss) per share	$0.03	$0.06	$(0.02)	$(0.05)	$0.58	$0.07	$(0.02)	$(0.04)
Diluted net income (loss) per share	$0.03	$0.06	$(0.02)	$(0.05)	$0.54	$0.07	$(0.02)	$(0.04)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	Controls and Procedures

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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined by Rule 13a-15(f) of the Exchange Act).  In assessing the effectiveness of our internal control over financial reporting as of December 31, 2014, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 framework).  Based on such assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.
The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
During the period covered by this Annual Report on Form 10-K, we identified a material weakness relating to the calculation of the volatility assumption within the Black-Scholes option pricing model used to compute our share-based compensation expense since our initial public offering in October 2012. We remediated this material weakness by, among other things, implementing a process of additional enhanced review of estimates and calculations which impact our share based compensation expense. After implementing new internal controls and procedures, we concluded that we have remediated the previously identified material weakness as of December 31, 2014. Except as otherwise described herein, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Annual Report on Form 10-K that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The information required by this Item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2015 annual meeting of stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2014, and is incorporated in this Annual Report on Form 10-K by reference.
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

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Year ended December 31,	Beginning Balance	Additions (recoveries) – charged to costs and expenses	Deductions	Ending Balance
Allowance for doubtful accounts(1)
2014	$104	$233	$(276)	$61
2013	134	114	(144)	104
2012	88	79	(33)	134
Deferred tax asset valuation allowance(2)
2014	$1,229	$—	$(717)	$512
2013	49,146	—	(47,917)	1,229
2012	61,564	—	(12,418)	49,146

(1)
We record additions to the allowance for doubtful accounts based on historical collections, write-off experience, current economic trends, and changes in customer payment terms and other factors that may affect our ability to collect payments. Deductions principally reflect amounts charged off as uncollectable, less amounts recovered.

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

LIFELOCK, INC.
Dated:	February 19, 2015	By:	/s/ Todd Davis
Todd Davis
Chairman and Chief Executive Officer
LIFELOCK, INC.
Dated:	February 19, 2015	By:	/s/ Chris Power
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

Signature	Title	Date

/s/ Todd Davis	Chairman of the Board and Chief Executive Officer	February 19, 2015
Todd Davis	(Principal Executive Officer)

/s/ Chris Power	Chief Financial Officer	February 19, 2015
Chris Power	(Principal Financial and Accounting Officer)

/s/ David Cowan	Director	February 19, 2015
David Cowan

/s/ Chini Krishnan	Director	February 19, 2015
Chini Krishnan

/s/ Roy A. Guthrie	Director	February 19, 2015
Roy A. Guthrie

/s/ Albert A. Pimentel	Director	February 19, 2015
Albert A. (Rocky) Pimentel

/s/ Thomas J. Ridge	Director	February 19, 2015
Thomas J. Ridge

/s/ Gary Briggs	Director	February 19, 2015
Gary Briggs

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
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

10.8	Office Lease, dated as of May 18, 2007, between LifeLock, Inc. and Hayden Ferry Lakeside, LLC (12)

10.8A	First Amendment to Office Lease, dated as of March 7, 2008, between LifeLock, Inc. and Hayden Ferry Lakeside, LLC (13)

10.8B	Second Amendment to Office Lease, dated as of May 17, 2013, between LifeLock, Inc. and PKY Fund II Phoenix II, LLC (14)

10.8C	Third Amendment to Office Lease, dated effective as of September 13, 2013, between LifeLock, Inc. and PKY Fund II Phoenix II, LLC (15)

10.8D	Fourth Amendment to Office Lease, dated effective as of December 5, 2013, between LifeLock, Inc. and PKY Fund II Phoenix II, LLC (16)

10.9	Lease Agreement, dated as of March 1, 2008, by and between LifeLock, Inc. and BoMin2035M LLC (17)

10.9A	First Amendment to Lease Agreement, dated as of March 17, 2008, by and between LifeLock, Inc. and BoMin2035M LLC (18)

10.9B	Second Amendment to Lease Agreement, dated as of May 14, 2010, by and between LifeLock, Inc. and BoMin2035M LLC (19)

10.10*	Identity Protection Service Provider Agreement, dated as of July 29, 2011, by and between LifeLock, Inc. and Early Warning Services, LLC (20)

10.10A*	Fourth Amendment to Identity Protection Service Provider Agreement, dated as of July 3, 2014, by and between LifeLock, Inc. and Early Warning Services, LLC (21)

10.11A*	Technology Services Agreement, dated as of January 16, 2014, by and between LifeLock, Inc. and CSIdentity Corporation (22)

10.11B**	First Amendment to Technology Services Agreement, dated November 19, 2014, between LifeLock, Inc. and CSIdentity Corporation

10.12†	Amended and Restated 2006 Incentive Compensation Plan (23)

Exhibit No.	Description of Exhibit
10.13†	Form of Stock Option Agreement under Amended and Restated 2006 Incentive Compensation Plan (24)

10.15†	Employment Agreement, dated as of September 14, 2012, between LifeLock, Inc. and Hilary A. Schneider (25)

10.16†	2012 Incentive Compensation Plan (26)

10.17†	Form of Stock Option Agreement and Restricted Stock Unit Agreement under 2012 Incentive Compensation Plan (27)

10.18†	2012 Employee Stock Purchase Plan (28)

10.19†	2012 Performance Bonus Plan (29)

10.21†	Severance Agreement, dated as of July 22, 2013, by and between LifeLock, Inc. and Don Beck

10.22†	2015 Sales Commission Plan Agreement, dated February 17, 2015, by and between LifeLock, Inc. and Don Beck

21.1	List of Subsidiaries

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm

24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2013, and incorporated herein by reference.

(2)	Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2012, and incorporated herein by reference.

(3)	Filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2012, and incorporated herein by reference.

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

(10)
Filed as Exhibit 10.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 14, 2012, and incorporated herein by reference.Filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2013, and incorporated herein by reference.

(11)	Filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form 8-K filed with the Securities and Exchange Commission on January 15, 2013, and incorporated herein by reference.

(12)	Filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 28, 2012, and incorporated herein by reference.

(13)	Filed as Exhibit 10.8A to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 28, 2012, and incorporated herein by reference.

(14)	Filed as Exhibit 10.8B to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2013, and incorporated herein by reference.

(15)	Filed as Exhibit 10.8C to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2013, and incorporated herein by reference.

(16)	Filed as Exhibit 10.8D to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2013, and incorporated herein by reference.

(17)	Filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 28, 2012, and incorporated herein by reference.

(18)	Filed as Exhibit 10.9A to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 28, 2012, and incorporated herein by reference.

(19)	Filed as Exhibit 10.9B to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 28, 2012, and incorporated herein by reference.

(20)
Filed as Exhibit 10.10 to Amendment No. 3 the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 27, 2012, and incorporated herein by reference.

(21)	Filed as Exhibit 10.10A to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2014, and incorporated herein by reference.

(22)	Filed as Exhibit 10.11A to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 2, 2014, and incorporated herein by reference.

(23)	Filed as Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 28, 2012, and incorporated herein by reference.

(24)	Filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 28, 2012, and incorporated herein by reference.

(25)
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