Form 10-K/A
period 2014-12-31
LIFELOCK, INC.
filed 2015-02-23
CIK 1383871

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

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement for its 2015 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2014.

EXPLANATORY NOTE
We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2014 (“Original Filing”), originally filed with the Securities and Exchange Commission (the “SEC”) on February 20, 2015 (“Original Filing Date”), solely to file Exhibit 10.21 and Exhibit 10.22 to this Amendment, which were inadvertently omitted from the Original Filing.
Except as described above, no changes have been made to the Original Filing and this Amendment does not modify, amend, or update in any way any of the financial or other information contained in the Original Filing. This Amendment does not reflect events that may have occurred subsequent to the Original Filing Date.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as a part of this Amendment:

1.	Financial Statements:
The following documents were previously filed with the SEC on February 20, 2015 as part of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which is being hereby amended.

•	Financial Statements and Supplementary Data

•	Consolidated Balance Sheets as of December 31, 2014 and 2013

•	Consolidated Statements of Operations for the fiscal years ended December 31, 2014, 2013, and 2012

•	Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2014, 2013, and 2012

•	Consolidated Statements of Convertible Redeemable Preferred Stock and Stockholders' Equity (Deficit) for the fiscal years ended December 31, 2014, 2013, and 2012

•	Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2014, 2013, and 2012

•	Notes to the Consolidated Financial Statements

2.
Financial Statement Schedule: Schedule II—Valuation and Qualifying Accounts was previously filed with the SEC on February 20, 2015 as part of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which is being hereby amended. All other schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

3.
Exhibits: See Item 15(b) below. We have filed, or incorporated into this Annual Report on Form 10-K/A by reference, the exhibits listed on the accompanying Index to Exhibits immediately following the signature page of this Form 10-K/A.

(b)
Exhibits: The exhibit list in the Index to Exhibits immediately following the signature page of this Annual Report on Form 10-K/A is incorporated herein by reference as the list of exhibits required by this Item 15(b).

(c)	Financial Statement Schedules: See Item 15(a) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Excahgne Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFELOCK, INC.
Dated:	February 20, 2015	By:	/s/ Todd Davis
Todd Davis
Chairman and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
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

10.8	Office Lease, dated as of May 18, 2007, between LifeLock, Inc. and Hayden Ferry Lakeside, LLC (12)

10.8A	First Amendment to Office Lease, dated as of March 7, 2008, between LifeLock, Inc. and Hayden Ferry Lakeside, LLC (13)

10.8B	Second Amendment to Office Lease, dated as of May 17, 2013, between LifeLock, Inc. and PKY Fund II Phoenix II, LLC (14)

10.8C	Third Amendment to Office Lease, dated effective as of September 13, 2013, between LifeLock, Inc. and PKY Fund II Phoenix II, LLC (15)

10.8D	Fourth Amendment to Office Lease, dated effective as of December 5, 2013, between LifeLock, Inc. and PKY Fund II Phoenix II, LLC (16)

10.9	Lease Agreement, dated as of March 1, 2008, by and between LifeLock, Inc. and BoMin2035M LLC (17)

10.9A	First Amendment to Lease Agreement, dated as of March 17, 2008, by and between LifeLock, Inc. and BoMin2035M LLC (18)

10.9B	Second Amendment to Lease Agreement, dated as of May 14, 2010, by and between LifeLock, Inc. and BoMin2035M LLC (19)

10.10*	Identity Protection Service Provider Agreement, dated as of July 29, 2011, by and between LifeLock, Inc. and Early Warning Services, LLC (20)

10.10A*	Fourth Amendment to Identity Protection Service Provider Agreement, dated as of July 3, 2014, by and between LifeLock, Inc. and Early Warning Services, LLC (21)

10.11A*	Technology Services Agreement, dated as of January 16, 2014, by and between LifeLock, Inc. and CSIdentity Corporation (22)

10.11B** ††	First Amendment to Technology Services Agreement, dated November 19, 2014, between LifeLock, Inc. and CSIdentity Corporation

10.12†	Amended and Restated 2006 Incentive Compensation Plan (23)

Exhibit No.	Description of Exhibit
10.13†	Form of Stock Option Agreement under Amended and Restated 2006 Incentive Compensation Plan (24)

10.15†	Employment Agreement, dated as of September 14, 2012, between LifeLock, Inc. and Hilary A. Schneider (25)

10.16†	2012 Incentive Compensation Plan (26)

10.17†	Form of Stock Option Agreement and Restricted Stock Unit Agreement under 2012 Incentive Compensation Plan (27)

10.18†	2012 Employee Stock Purchase Plan (28)

10.19†	2012 Performance Bonus Plan (29)

10.21†	Severance Agreement, dated as of July 22, 2013, by and between LifeLock, Inc. and Don Beck

10.22†	2015 Sales Commission Plan Agreement, dated February 17, 2015, by and between LifeLock, Inc. and Don Beck

21.1††	List of Subsidiaries

23.1††	Consent of Ernst & Young LLP, independent registered public accounting firm

24.1††	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†††	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†††	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Extension Schema Document

101.CAL††	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB††	XBRL Taxonomy Extension Label Linkbase Document

101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2013, and incorporated herein by reference.

(2)	Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2012, and incorporated herein by reference.

(3)	Filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2012, and incorporated herein by reference.

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

†	Indicates management contract or compensatory plan or arrangement.

††	Previously filed with our Annual Report on Form 10-K filed with the SEC on February 20, 2015.

†††	Previously furnished with our Annual Report on Form 10-K filed with the SEC on February 20, 2015.

*	Confidential treatment has been granted by the SEC for portions of this exhibit.

**	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.