Form 10-Q
period 2015-06-30
LIFELOCK, INC.
filed 2015-08-05
CIK 1383871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 31, 2015, there were outstanding 95,310,678 shares of the registrant’s common stock, $0.001 par value.

LIFELOCK, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2015

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
LIFELOCK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$156,029	$146,569
Marketable securities	169,923	127,305
Trade and other receivables, net	11,362	10,220
Deferred tax assets, net	26,952	21,243
Prepaid expenses and other current assets	8,494	7,841
Total current assets	372,760	313,178
Property and equipment, net	24,128	24,204
Goodwill	159,342	159,342
Intangible assets, net	34,148	38,315
Deferred tax assets, net – non-current	22,494	22,494
Other non-current assets	9,815	5,783
Total assets	$622,687	$563,316
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$18,881	$11,543
Accrued expenses and other liabilities	73,924	67,025
Deferred revenue	179,656	145,206
Total current liabilities	272,461	223,774
Other non-current liabilities	7,082	6,706
Total liabilities	279,543	230,480
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 300,000,000 authorized at June 30, 2015 and December 31, 2014; 95,163,335 and 93,944,742 shares issued and 95,117,726 and 93,899,968 outstanding at June 30, 2015 and December 31, 2014, respectively	95	94
Preferred stock, $0.001 par value, 10,000,000 shares authorized and no shares issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Additional paid-in capital	514,934	495,912
Accumulated other comprehensive loss	(194)	(116)
Accumulated deficit	(171,691)	(163,054)
Total stockholders’ equity	343,144	332,836
Total liabilities and stockholders’ equity	$622,687	$563,316

See accompanying notes to condensed consolidated financial statements.

LIFELOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Consumer revenue	$138,329	$109,338	$266,530	$210,333
Enterprise revenue	6,628	6,375	12,835	12,966
Total revenue	144,957	115,713	279,365	223,299
Cost of services	34,926	29,391	69,482	59,348
Gross profit	110,031	86,322	209,883	163,951
Costs and expenses:
Sales and marketing	69,541	58,353	146,620	114,892
Technology and development	16,666	12,926	33,532	25,655
General and administrative	20,876	15,373	39,831	28,708
Amortization of acquired intangible assets	2,083	2,231	4,167	4,462
Total costs and expenses	109,166	88,883	224,150	173,717
Income (loss) from operations	865	(2,561)	(14,267)	(9,766)
Other income (expense):
Interest expense	(87)	(88)	(176)	(175)
Interest income	162	56	279	116
Other	(103)	(6)	(183)	(17)
Total other expense	(28)	(38)	(80)	(76)
Income (loss) before provision for income taxes	837	(2,599)	(14,347)	(9,842)
Income tax (benefit) expense	317	(1,101)	(5,709)	(4,049)
Net income (loss)	$520	$(1,498)	$(8,638)	$(5,793)
Net income (loss) per share
Basic	$0.01	$(0.02)	$(0.09)	$(0.06)
Diluted	$0.01	$(0.02)	$(0.09)	$(0.06)
Weighted-average common shares outstanding used in computing net income (loss) per share:
Basic	94,592	92,471	94,314	92,189
Diluted	100,289	92,471	94,314	92,189

See accompanying notes to condensed consolidated financial statements.

LIFELOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$520	$(1,498)	$(8,638)	$(5,793)
Other comprehensive gain (loss), net of tax
Unrealized gain (loss) on marketable securities	(119)	4	(78)	12
Comprehensive income (loss)	$401	$(1,494)	$(8,716)	$(5,781)

See accompanying notes to condensed consolidated financial statements.

LIFELOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2015	2014
Operating activities
Net loss	$(8,638)	$(5,793)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,860	8,165
Share-based compensation	12,424	8,927
Provision for doubtful accounts	45	300
Amortization of premiums on marketable securities	1,498	732
Deferred income tax benefit	(5,709)	(4,050)
Other	82	2
Change in operating assets and liabilities:
Trade and other receivables	(2,655)	(2,189)
Prepaid expenses and other current assets	(653)	(1,465)
Other non-current assets	304	505
Accounts payable	7,229	2,052
Accrued expenses and other liabilities	7,284	7,828
Deferred revenue	34,450	29,711
Other non-current liabilities	376	1,288
Net cash provided by operating activities	54,897	46,013
Investing activities
Acquisition of property and equipment	(4,973)	(7,662)
Purchases of marketable securities	(115,274)	(19,662)
Sales and maturities of marketable securities	72,345	18,990
Premiums paid for company-owned life insurance policies	(4,337)	—
Net cash used in investing activities	(52,239)	(8,334)
Financing activities
Proceeds from stock-based compensation plans	8,032	5,501
Payments for employee tax withholdings related to restricted stock units and awards	(1,230)	(441)
Net cash provided by financing activities	6,802	5,060
Net increase in cash and cash equivalents	9,460	42,739
Cash and cash equivalents at beginning of period	146,569	123,911
Cash and cash equivalents at end of period	$156,029	$166,650

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
In April 2015, the FASB issued ASU 2015-05, Customer's Accounting for Fees paid in a Cloud Computing Arrangement, which provides a basis for evaluating whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a license to internal-use software, then the software license should be accounted for in accordance with Subtopic 350-40. A license to software other than internal-use software should be accounted for in accordance with other appliable U.S. GAAP. If a cloud computing arrangement does not include a software license, then the arrangement should be accounted for as a service contract. The guidance is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.
3. Marketable Securities
The following is a summary of marketable securities designated as available-for-sale as of June 30, 2015 and December 31, 2014:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
June 30, 2015
Corporate bonds	$137,789	$3	$(198)	$137,594
Municipal bonds	26,395	3	(13)	26,385
Commercial paper	4,697	—	—	4,697
Certificates of deposit	1,247	—	—	1,247
Total marketable securities	$170,128	$6	$(211)	$169,923
December 31, 2014
Corporate bonds	$99,592	$1	$(119)	$99,474
Municipal bonds	18,146	1	(10)	18,137
Commercial paper	9,196	—	—	9,196
Certificates of deposit	498	—	—	498
Total marketable securities	$127,432	$2	$(129)	$127,305
We classify all marketable securities as current regardless of contractual maturity dates because we consider such investments to represent cash available for current operations.
As of June 30, 2015 and December 31, 2014, we did not consider any of our marketable securities to be other-than-temporarily impaired.  When evaluating our investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer, our ability and intent to hold the security, and whether it is more likely than not that we will be required to sell the investment before recovery of its cost basis.

The following is a summary of amortized cost and estimated fair value of marketable securities as of June 30, 2015 and December 31, 2014, by maturity:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
June 30, 2015
Due in one year or less	$124,715	$2	$(104)	$124,613
Due after one year	45,413	4	(107)	45,310
Total marketable securities	$170,128	$6	$(211)	$169,923
December 31, 2014
Due in one year or less	$127,029	$2	$(129)	$126,902
Due after one year	403	—	—	403
Total marketable securities	$127,432	$2	$(129)	$127,305
4. Stockholders’ Equity
Share-Based Compensation
We issue share-based awards to our employees in the form of stock options, restricted stock units, and restricted stock. We also have an Employee Stock Purchase Plan, or ESPP. The following table summarizes the components of share-based compensation expense included in our condensed consolidated statements of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Cost of services	$465	$344	$837	$577
Sales and marketing	1,215	888	2,147	1,474
Technology and development	2,003	1,344	3,712	2,898
General and administrative	3,371	2,350	5,728	3,978
Total share-based compensation	$7,054	$4,926	$12,424	$8,927
Unrecognized share-based compensation expenses totaled $68.7 million as of June 30, 2015, which we expect to recognize over a weighted-average time period of 3.01 years.
Stock Warrants
As of June 30, 2015, we had the following warrants to purchase common stock outstanding:

Expiration Date	Shares	Exercise Price
October 3, 2016	2,334,044	0.70

5. Fair Value Measurements
As of June 30, 2015 and December 31, 2014, the fair value of our financial assets was as follows:

	Level 1	Level 2	Level 3	Total
	(in thousands)
June 30, 2015
Assets:
Money market funds (1)	$6,013	$—	$—	$6,013
Corporate bonds (2)	—	137,594	—	137,594
Municipal bonds (3)	—	29,220	—	29,220
Commercial paper (4)	—	49,945	—	49,945
Certificates of deposit (2)	—	1,247	—	1,247
Total assets measured at fair value	$6,013	$218,006	$—	$224,019
December 31, 2014
Assets:
Money market funds (1)	$11,903	$—	$—	$11,903
Corporate bonds (2)	—	99,474	—	99,474
Municipal bonds (2)	—	18,137	—	18,137
Commercial paper (5)	—	54,399	—	54,399
Certificates of deposit (2)	—	498	—	498
Total assets measured at fair value	$11,903	$172,508	$—	$184,411

(1)	Classified in cash and cash equivalents

(2)	Classified in marketable securities

(3)
Includes municipal bonds with original maturity dates of three months or less at time purchase of $2.8 million classified in cash and cash equivalents and municipal bonds with maturities of greater than three months of $26.4 million classified in marketable securities.

(4)
Includes commercial paper with maturities of three months or less at time of purchase of $45.2 million classified in cash and cash equivalents and commercial paper with maturities of greater than three months of $4.7 million classified in marketable securities.

(5)
Includes commercial paper with maturities of three months or less at time of purchase of $45.2 million classified in cash and cash equivalents and commercial paper with maturities of greater than three months of $9.2 million classified in marketable securities.

6. Net Income (Loss) Per Share
We compute basic net income (loss) per share by dividing net loss by the weighted-average number of common shares outstanding for the period. We compute diluted net income (loss) per share giving effect to all potential dilutive common stock, including awards granted under our equity compensation plans and warrants to acquire common stock.
The following table sets forth the computation of basic and diluted net income (loss):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except share and per share data)
Net income (loss)	$520	$(1,498)	(8,638)	(5,793)
Denominator (basic):
Weighted average common shares outstanding	94,592,297	92,471,009	94,314,192	92,188,591
Denominator (diluted):
Weighted average common shares outstanding	94,592,297	92,471,009	94,314,192	92,188,591
Dilutive stock options outstanding	3,050,106	—	—	—
Dilutive restricted stock units and awards	411,066	—	—	—
Dilutive shares purchased under ESPP	7,017	—	—	—
Weighted average common shares from warrants	2,228,386	—	—	—
Net weighted average common shares outstanding	100,288,872	92,471,009	94,314,192	92,188,591
Net income (loss) per share:
Basic	$0.01	$(0.02)	$(0.09)	$(0.06)
Diluted	$0.01	$(0.02)	$(0.09)	$(0.06)
For the three-month periods ended June 30, 2015 and 2014 and for the six-month periods ended June 30, 2015 and 2014, potentially dilutive securities, including common equivalent shares in which the exercise price together with other assumed proceeds exceed the average market price of common stock for the applicable period, were not included in the calculation of diluted net income (loss) per share as their impact would be anti-dilutive. The following weighted-average number of outstanding employee stock options, restricted stock units and restricted stock awards, warrants to purchase common stock, and shares purchased under our ESPP were excluded from the computation of diluted net income (loss) per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Stock options outstanding	4,651,910	9,362,632	7,436,319	6,712,776
Restricted stock units and restricted stock awards	327,405	640,194	718,507	486,067
Common equivalent shares from stock warrants	—	2,326,302	2,224,271	2,356,681
Shares purchased under ESPP	—	7,063	9,443	29,190
	4,979,315	12,336,191	10,388,540	9,584,714
7. Income Taxes
Income taxes for the interim periods presented have been included in the accompanying condensed consolidated financial statements on the basis of an estimated annual effective tax rate. Based on an estimated annual effective tax rate and discrete items, the estimated income tax expense for the three-month period ended June 30, 2015 was $0.3 million, and the estimated income tax benefit for the six-month period ended June 30, 2015 was $5.7 million. For the three- and six-month periods ended June 30, 2014, the estimated income tax benefit was $1,101 and $4.0 million, respectively. The determination of the interim period income tax provision utilizes the effective tax rate method, which requires us to estimate certain annualized components of the calculation of the income tax provision, including the annual effective tax rate by entity and jurisdiction.

8. Segment Reporting
We operate our business and our Chief Operating Decision Maker, or CODM, who is our Chief Executive Officer, reviews and assesses our operating performance using two reportable segments: our consumer segment and our enterprise segment. In our consumer segment, we offer proactive identity theft protection services to consumers on an annual or monthly subscription basis. In our enterprise segment, we offer consumer risk management services to our enterprise customers.
Financial information about our segments for the three-month period ended June 30, 2015 and as of June 30, 2015 was as follows:

	Consumer	Enterprise	Eliminations	Total
	(in thousands)
Revenue
External customers	$138,329	$6,628	$—	$144,957
Intersegment revenue	—	2,109	(2,109)	—
Income (loss) from operations	4,548	(3,683)	—	865
Goodwill	99,805	59,537	—	159,342
Total assets	520,410	102,994	(717)	622,687
Financial information about our segments during the six-month period ended June 30, 2015 was as follows:

	Consumer	Enterprise	Eliminations	Total
	(in thousands)
Revenue
External customers	$266,530	$12,835	$—	$279,365
Intersegment revenue	—	4,164	(4,164)	—
Loss from operations	(6,208)	(8,059)	—	(14,267)
Financial information about our segments for the three-month period ended June 30, 2014 and as of December 31, 2014 was as follows:

	Consumer	Enterprise	Eliminations	Total
	(in thousands)
Revenue
External customers	$109,338	$6,375	$—	$115,713
Intersegment revenue	—	1,635	(1,635)	—
Income (loss) from operations	1,470	(4,031)	—	(2,561)
Goodwill	99,805	59,537	—	159,342
Total assets	455,035	108,905	(624)	563,316
Financial information about our segments for the six-month period ended June 30, 2014 was as follows:

	Consumer	Enterprise	Eliminations	Total
	(in thousands)
Revenue
External customers	$210,333	$12,966	$—	$223,299
Intersegment revenue	—	3,149	(3,149)	—
Loss from operations	(1,798)	(7,968)	—	(9,766)
We derive all of our revenue from sales in the United States, and substantially all of our long-lived assets are located in the United States.

9. Contingencies
As part of our consumer services, we offer 24x7x365 member service support. If a member’s identity has been compromised, our member service team and remediation specialists will assist the member until the issue has been resolved. This includes our $1 million service guarantee, which is backed by an identity theft insurance policy, under which we will spend up to $1 million to cover certain third-party costs and expenses incurred in connection with the remediation, such as legal and investigatory fees. This insurance also covers certain out-of-pocket expenses, such as loss of income, replacement of fraudulent withdrawals, and costs associated with child and elderly care, travel, stolen purse/wallet, and replacement of documents. While we have reimbursed members for claims under this guarantee, the amounts in aggregate for the three- and six-month periods ended June 30, 2015 and 2014 were not material.
As previously disclosed, on January 17, 2014, we met with FTC Staff, at our request, to discuss allegations in a whistleblower claim against us relating to our compliance with the FTC Order. We subsequently responded to FTC requests for information and we engaged in discussions with the FTC Staff regarding our compliance with the FTC Order. Settlement discussions were on-going from February 2015 through mid-July 2015. We did not reach a settlement with the FTC regarding this inquiry, and, on July 21, 2015, the FTC filed a motion in the United States District Court for the District of Arizona seeking to hold us in contempt of the FTC Order. As of June 30, 2015, we have accrued $20.0 million for this matter, however, the ultimate resolution of the litigation is not estimable.
On January 19, 2015, plaintiffs Napoleon Ebarle and Jeanne Stamm filed a nationwide putative consumer class action against us in the United States District Court for the Northern District of California.  The plaintiffs allege that we have engaged in deceptive marketing and sales practices in connection with our membership plans in violation of the Arizona Consumer Fraud Act, and are seeking declaratory judgment under the Federal Declaratory Judgment Act.  In their Complaint, the plaintiffs also sought certification of a nationwide class of consumers who are or were subscribers of our identity theft protection services since January 19, 2014, compensatory damages, and attorneys’ fees and costs. On March 6, we filed a motion to dismiss. Rather than respond to our motion to dismiss, plaintiffs filed an amended complaint on March 27, 2015. The amended complaint dramatically expanded the scope of the claims and the size of the asserted class, which was expanded to include any LifeLock members since January 19, 2009. Pursuant to the parties’ joint stipulation, on May 4, 2015, the Court stayed the matter to allow the parties to participate in a private mediation on July 1, 2015, before Justice Howard Weiner.  Following the July 1, 2015, mediation, the parties agreed to participate in a second mediation session on August 18, 2015.  On July 8, 2015, also pursuant to the parties’ joint stipulation, the Court further stayed this matter pending the second mediation session on August 18, 2015. The parties continue to informally exchange information in connection with the mediation.
On January 29, 2015, plaintiff Etan Goldman filed a California putative consumer class action complaint against us in Santa Clara Superior Court in San Jose, California. The complaint alleges that we violated California’s Automatic Renewal Law and Unfair Competition Law by failing to provide required disclosures concerning our auto renewal terms and cancellation policies.  The complaint also seeks certification of a class consisting of all persons in California who had purchased subscriptions to identity theft protection services from us since December 1, 2010, injunctive relief, compensatory damages, restitution, and attorneys’ fees and costs. On May 15, 2015, the parties executed a class-wide Settlement Agreement and Release. On June 4, 2015, the plaintiff filed a motion for preliminary approval of the class Settlement Agreement.  On July 10, 2015, the Court tentatively approved the class Settlement Agreement, continued the hearing on plaintiff’s motion for preliminary approval until July 24, 2015 and requested that plaintiff submit, by July 21, 2015, additional information concerning the amount of monthly subscription fees paid by class members.
On February 2, 2015, plaintiff, Thomas A. Trax, filed a class action complaint against us in the United States District Court for the Southern District of California.  The complaint asserted that we violated California’s Automatic Renewal Law and Unfair Competition Law by failing to provide required disclosures concerning our auto renewal terms and cancellation policies. The complaint sought certification of a class consisting of all persons in California who have purchased products and/or services from us as part of an automatic renewal plan or continuous service offer since February 2, 2011, injunctive relief, compensatory damages, restitution, a constructive trust and/or disgorgement, and attorneys’ fees and costs. On May 11, 2015, plaintiff filed a voluntary notice of dismissal without prejudice.
On March 20, 2014, Michael D. Peters filed a complaint in United States District Court for the District of Arizona against our company, Kim Jones, and Cristy Schaan.  Mr. Peters’ claim against Mr. Jones, who is not affiliated with us, and Ms. Schaan, who was our Chief Information Security Officer, no longer are pending in the case due to a settlement between Mr. Peters and Mr. Jones and the court’s dismissal of Mr. Peters’ claim against Ms. Schaan.  In his complaint, Mr. Peters alleges that we violated the whistleblower protection provisions of the Sarbanes-Oxley Act and the Dodd-Frank Act by terminating Mr. Peters' employment as a result of alleged disclosures that he made to us.  Mr. Peters seeks from us two times his back pay, two times the value of certain stock options and bonus, moving expenses, damages for emotional harm and anxiety, damages for harm to reputation, litigation costs including attorneys' fees, and interest.  On April 21, 2014, we filed an answer, affirmative defenses, and counterclaims, answering Mr. Peters' claim under the Sarbanes-Oxley Act and asserting counterclaims against Mr. Peters for fraud, negligent misrepresentation, breach of contract, and unjust enrichment, based on our allegations that we were induced to hire Mr. Peters by his false statements and misrepresentations regarding his employment history and seeking to recover actual and consequential damages, punitive damages, attorneys' fees, and the signing bonus paid to Mr. Peters.  Mr. Peters answered our counterclaims on May 7, 2014.  On April 21, 2014, we also filed a motion to dismiss Mr. Peters' claim under the Dodd-Frank Act.  On June 2, 2014, Mr. Peters filed a motion for judgment on the pleadings directed to our unjust enrichment counterclaim, one of the four counterclaims we brought against Mr. Peters.  The court ruled on all of the pending motions on September 19, 2014, denying our motion and the motion filed by Mr. Peters On October 3, 2014, we filed an amended answer responding to both of the claims Mr. Peters asserted against us. On January 22, 2015, the court entered a scheduling order containing certain deadlines for the case, including the completion of all discovery by October 30, 2015, the filing of any dispositive motions by December 4, 2015, and the filing of certain pre-trial submissions by March 4, 2016.  Discovery is proceeding in the case.  A status hearing is set in the case for August 14, 2015.
On August 1, 2014, the Company’s subsidiaries Lemon and Lemon Argentina, S.R.L. (Lemon Argentina, and together, the Lemon Entities) filed a lawsuit in Santa Clara Superior Court in San Jose, California, against Wenceslao Casares, former General Manager of Lemon, Cynthia McAdam, former General Counsel of Lemon, and Federico Murrone, Martin Apesteguia and Fabian Cuesta, each a former employee and former member of the Board of Directors of Lemon Argentina (the “Argentine Executives”). The complaint alleges breaches of employment-related contracts and breaches of fiduciary duty involving each named individual’s work for third-party Xapo, Inc. and/or Xapo, Ltd. during their employment by the applicable Lemon Entity. Mr. Casares and Ms. McAdam have been served. The Lemon Entities are in the process of serving the Argentine Executives through the procedures set forth in the Hague Convention. Mr. Casares and Ms. Cynthia McAdam, through their counsel, have demanded that we and Lemon defend them against the claims brought by the Lemon Entities and advance them the costs of their attorneys’ fees. The Company and Lemon have rejected those demands. The parties, including the Argentine Executives, engaged in mediation in August 2014 in Buenos Aires, Argentina, and again in December 2014 in San Francisco, California, but were unable to settle any claims. On January 30, 2015, the Lemon Entities filed a second amended complaint alleging breaches of employment-related contracts, breaches of fiduciary duties, and fraud, and seeking declatory relief against Mr. Casares, Ms. McAdam, and the Argentine Executives. Mr. Casares and Ms. McAdam demurred to the Second Amended Complaint on May 1, 2015. The court overruled the demurrer in its entirety on July 2, 2015, and Mr. Casares and Ms. McAdam answered the Second Amended Complaint on July 24, 2015. The Argentine Executives entered their appearances in the litigation and are required to respond to the Second Amended Complaint no later than September 8, 2015. Mr. Casares also filed a cross-claim against LifeLock, Inc. and Lemon, Inc. on July 24, 2015, for breach of contract, breach of the implied covenant of good faith and fair dealing, conversion, unjust enrichment and declaratory relief, all arising from the termination of his employment.
On July 22, 2015, Miguel Avila, representing himself and seeking to represent a class of persons who acquired our securities from July 30, 2014 to July 20, 2015, inclusive, filed a class action complaint in the United States District Court for the District of Arizona. His complaint alleges that our CEO, our CFO, and we violated Sections 10(b) and 20(a) of the Securities Exchange Act by making materially false or misleading statements, or failing to disclose material facts about the Company’s business, operations, and prospects, including with regard to our information security program, advertising, recordkeeping, and our compliance with the FTC Order. The complaint seeks certification as a class action, compensatory damages, and attorney’s fees and costs. We, along with our CEO and CFO anticipate filing a motion to dismiss the complaint at a time yet to be determined.
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
Our Business Model
We operate our business and our CODM, who is our CEO, reviews and assesses our operating performance using two reportable segments: our consumer segment and our enterprise segment. We review and assess our operating performance using segment revenue, income (loss) from operations, and total assets. These performance measures include the allocation of operating expenses to our reportable segments based on management’s specific identification of costs associated to those segments.
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

Key Operating Metrics
The following table summarizes our key operating metrics:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except percentages and per member data) (Unaudited)
Cumulative ending members	4,011	3,388	4,011	3,388
Gross new members	317	304	738	648
Member retention rate	87.1%	87.2%	87.1%	87.2%
Average cost of acquisition per member	$210	$182	$191	$168
Monthly average revenue per member	$11.68	$10.99	$11.55	$10.90
Enterprise transactions	72,509	54,547	134,044	107,256
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

As of June 30, 2015, our cumulative ending member base increased 18% year over year. Several factors drove this increase, including the success of our marketing campaigns, increased awareness of data breaches, media coverage of identity theft, and our member retention rate.
Gross new members. We calculate gross new members as the total number of new members who enroll in one of our consumer services during the relevant period. Many factors may affect the volume of gross new members in each period, including the effectiveness of our marketing campaigns, the timing of our marketing programs, the effectiveness of our strategic partnerships, and the general level of identity theft coverage in the media. We monitor gross new members because it provides an indication of the revenue and expenses that we expect to recognize in the future. Gross new members increased 4% for the three-month period ended June 30, 2015 and increased 14% for the six-month period ended June 30, 2015, compared to the same periods last year. The year over increase in gross new members for the three- and six-month periods ended June 30, 2015 was primarily driven by the success of our marketing campaigns, our product enhancements, including the release of our new suite of products in July 2014, increased media attention to large data breaches, during the period and the growth in our employee benefit channel. The growth in gross new members was partially offset by a decrease in enrollments through our breach channel as we had several large breach contracts in the first half of 2014.
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
As of June 30, 2015, our member retention rate was above 87% for the eleventh consecutive quarter. Our member retention rate as of June 30, 2015 was significantly impacted by the high number of cancellations of breach members during the three month period ended June 30, 2015, who enrolled in the three and six month periods ended June 30, 2014. Our breach contracts typically have a one year term. The cancellation of these breach members are expected to have a similar impact on our member retention rate for the next three quarters.
Average cost of acquisition per member. We calculate average cost of acquisition per member as our sales and marketing expense for our consumer segment during the relevant period divided by our gross new members for the period. A number of factors may influence this metric, including shifts in the mix of our media spend. For example, when we engage in marketing efforts to build our brand, our short-term cost of acquisition per member increases with the expectation that it will decrease over the long term. In addition, when we introduce new partnerships, such as partnerships in our embedded product channel, our average cost of acquisition per member may decrease due to the volume of members that enroll in our consumer services in a relatively short period of time. We monitor average cost of acquisition per member to evaluate the efficiency of our marketing programs in acquiring new members. Our average cost of acquisition per member is higher for the three month period ended June 30, 2015 than the three month period ended March 31, 2015, primarily as a result of the higher enrollments driven by the media attention to large breaches in the three month period ended March 31, 2015. Our average cost of acquisition per member increased in the three month period ended June 30, 2015 when compared to the three month period ended June 30, 2014 due to the high level of breach enrollments in the three months ended June 30, 2014, which typically have a lower average cost of acquisition per member. Our member retention rate and the increasing monthly average revenue per member, primarily from the continued penetration of our premium service offerings, results in a higher lifetime value of a member relationship. This enables us to absorb a higher average cost of acquisition per member.

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
Our monthly average revenue per member increased approximately 6% for the three- and six-month periods ended June 30, 2015, compared to the same periods last year. The increases resulted primarily from the continued success of our premium service offerings, which accounted for more than 40% of our gross new members for the three- and six-month periods ended June 30, 2015.
Enterprise transactions. Our enterprise transactions are processed by ID Analytics and are calculated as the total number of enterprise transactions processed for either an identity risk or credit risk score during the relevant period. Enterprise transactions have historically been higher in the fourth quarter as the level of credit applications and general consumer spending increases. We monitor the volume of enterprise transactions because it is a strong indicator of revenue in our enterprise business.
Enterprise transactions increased 33% and 25% for the three- and six-month periods ended June 30, 2015, compared to the same periods last year. Enterprise transactions increased as we continued to add new customers and expand our offerings with our current customer base.

Key Financial Metrics
The following table summarizes our key financial metrics:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Consumer revenue	$138,329	$109,338	$266,530	$210,333
Enterprise revenue	6,628	6,375	12,835	12,966
Total revenue	144,957	115,713	279,365	223,299
Adjusted net income	9,974	4,560	4,744	3,546
Adjusted EBITDA	12,484	6,669	9,517	7,326
Free cash flow	32,210	23,962	49,924	38,351
Adjusted Net Income
Adjusted net income is a non-U.S. GAAP financial measure that we calculate as net income (loss) excluding amortization of acquired intangible assets, share-based compensation, income tax benefits and expenses resulting from changes in our deferred tax assets, and acquisition related expenses. For the six-month period ended June 30, 2015, we have also excluded the impact of the legal reserve for a possible settlement with a class action lawsuit. We have included adjusted net income in this Quarterly Report on Form 10-Q because it is a key measure we used to understand and evaluate our core operating performance and trends. In particular, the exclusion of certain expenses in calculating adjusted net income can provide a useful measure for period-to-period comparisons of our core business.
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

Because of these limitations, you should consider adjusted net income alongside other financial performance measures, including various cash flow metrics, net income (loss), and our other U.S. GAAP results. The following table presents a reconciliation of net income (loss) to adjusted net income for applicable items of income and expense that impacted each of the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Reconciliation of Net Income (Loss) to Adjusted Net Income:	(in thousands)
Net income (loss)	$520	$(1,498)	$(8,638)	$(5,793)
Amortization of acquired intangible assets	2,083	2,231	4,167	4,462
Share-based compensation	7,054	4,926	12,424	8,927
Deferred income tax expense (benefit)	317	(1,099)	(5,709)	(4,050)
Legal reserves and settlements	—	—	2,500	—
Adjusted net income	$9,974	$4,560	$4,744	$3,546
Adjusted EBITDA
Adjusted EBITDA is a non-U.S. GAAP financial measure that we calculate as net income (loss) excluding depreciation and amortization, share-based compensation, interest expense, interest income, other income (expense), income tax (benefit) expense, and acquisition related expenses. For the six-month period ended June 30, 2015, we have also excluded the impact of the legal reserve for a possible settlement with a class action lawsuit. We have included adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measure used by us to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop short- and long-term operational plans. In particular, the exclusion of certain expenses in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Additionally, adjusted EBITDA is a key financial measure used in determining management’s incentive compensation.
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

Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss), and our other U.S. GAAP results. The following table presents a reconciliation of net income (loss) to adjusted EBITDA for applicable items of income and expense that impacted each of the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Reconciliation of Net Loss to Adjusted EBITDA:	(in thousands)
Net income (loss)	$520	$(1,498)	$(8,638)	$(5,793)
Depreciation and amortization	4,565	4,304	8,860	8,165
Share-based compensation	7,054	4,926	12,424	8,927
Interest expense	87	88	176	175
Interest income	(162)	(56)	(279)	(116)
Other expense	103	6	183	17
Income tax expense (benefit)	317	(1,101)	(5,709)	(4,049)
Legal reserves and settlements	—	—	2,500	—
Adjusted EBITDA	$12,484	$6,669	$9,517	$7,326
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

Because of these limitations, you should consider free cash flow alongside other financial performance measures, including net cash provided by operating activities, net income (loss), and our other U.S. GAAP results. The following table presents a reconciliation of net cash provided by operating activities to free cash flow for each of the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Reconciliation of Net Cash Provided By Operating Activities to Free Cash Flow:	(in thousands)
Net cash provided by operating activities	$34,367	$27,697	$54,897	$46,013
Acquisitions of property and equipment	(2,157)	(3,735)	(4,973)	(7,662)
Free cash flow	$32,210	$23,962	$49,924	$38,351
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
Our enterprise business relies on the retention of enterprise customers to maintain the effectiveness of our services because our enterprise customers typically provide us with their customer transaction data as part of our service. Losing a significant number of these customers would reduce the breadth and effectiveness of our services. In addition, less than 1% of our overall revenue for the six-month period ended June 30, 2015 was derived from direct competitors to our consumer business. As we have given notice of non-renewal to competitors in our consumer segment, we have allowed such contracts to lapse, and accordingly, this percentage may decline over time.
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
Regulatory developments. Our business is subject to regulation by federal, state, local, and foreign authorities. Any changes to the existing applicable laws, regulations, or rules; any determination that other laws, regulations, or rules are applicable to us; or any determination that we have violated any of these laws, regulations, or rules could adversely affect our operating results. As previously disclosed, at our request, we met with the FTC Staff on January 17, 2014, to discuss allegations asserted in a whistleblower claim against us relating to our compliance with the FTC Order. On March 13, 2014, we received a request from the FTC for documents and information related to our compliance with the FTC Order. Prior to our receipt of the FTC’s request, we met with FTC Staff on January 17, 2014, at our request, to discuss issues regarding allegations that have been asserted in a whistleblower claim against us relating to our compliance with the FTC Order. On October 29, 2014, we completed our responses to the FTC’s March 13, 2014 request for information. On January 5, 2015, we completed our responses to the FTC’s subsequent requests for clarification regarding certain information that we previously submitted. We have engaged in ongoing discussions with the FTC Staff regarding the FTC's inquiry into our compliance with the FTC Order. From February 2015 through mid-July 2915, we had ongoing discussions with the FTC staff regarding a possible settlement, however, those discussions did not result in a settlement, and on July 21, 2015 the FTC chose to raise its allegations in court.
In addition, on May 16, 2014, we announced that we had determined that certain aspects of the LifeLock Wallet mobile application did not fully comply with applicable payment card industry (PCI) security standards. As a result, we temporarily suspended the LifeLock Wallet mobile application, and deleted the affected data from our servers. On May 15, 2014, on our initiative, we informed the FTC Staff of these issues with the LifeLock Wallet mobile application. On October 28, 2014, the aspects of the LifeLock Wallet mobile application that we previously identified as not meeting applicable PCI security standards were confirmed as meeting applicable PCI security standards. We do not expect to receive further requests for information about this from the FTC. On October 29, 2014, we relaunched the LifeLock Wallet mobile application. If the FTC's review of our PCI non-compliance results in a determination that we violated the FTC Order, we could be liable for fines, damages, or other penalties, or the FTC could require us to make changes to our services and business practices and cause us to lose customers. If we received any of these fines, damages, other penalties, or changes could have a material adverse impact on our business, operating results, financial condition, and prospects.
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
For a discussion of additional factors and risks facing our business, see “Risk Factors” in our 2014 Form 10-K.
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

Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets is the amortization expense associated with core technology, customer relationships, and trade names and trademarks resulting from business acquisitions. As of June 30, 2015, we had $34.1 in intangible assets, net of amortization, as a result of our acquisitions of ID Analytics and Lemon. The acquired intangible assets have useful lives of between one and ten years and we expect to recognize approximately $8.3 million of amortization expense in the year ending December 31, 2015.
Provision for Income Taxes
We are subject to federal income tax as well as state income tax in various states in which we conduct business. Our effective tax rate for the three- and six-month periods ended June 30, 2015 and 2014, approximated the U.S. federal statutory tax rate plus the impact of state taxes and permanent and other temporary differences.
Results of Operations
Comparison of the Three- and Six-Month Periods Ended June 30, 2015 and 2014
Total Revenue

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)
Consumer revenue	$138,329	$109,338	26.5%	$266,530	$210,333	26.7%
Enterprise revenue	6,628	6,375	4.0%	12,835	12,966	(1.0)%
Total revenue	$144,957	$115,713		$279,365	$223,299
Consumer revenue increased $29.0 million and $56.2 million for the three- and six-month periods ended June 30, 2015, respectively, compared to the same periods last year. The increases resulted primarily from the increase in the number of our members, which grew 18% to approximately 4.0 million as of June 30, 2015. In addition, our monthly average revenue per member increased 6% for the three- and six-month periods ended June 30, 2015, compared to the same periods last year. The increase in members and monthly average revenue per member resulted from the continued success of our premium service offerings, including the release of our new LifeLock Advantage and LifeLock Ultimate Plus services at the end of July 2014, and our advertising and marketing campaigns designed to increase the overall awareness of our services and identity theft.
Enterprise revenue increased $0.3 million for the three-month period ended June 30, 2015 and decreased $0.1 million for the six-month period ended June 30, 2015, respectively, compared to the same periods last year. The increase on a quarter over quarter basis resulted from the increase in enterprise transactions which is attributable to the growth of our enterprise customer base and expansion of our offerings to our current customer base. The decrease on a year to date basis resulted primarily from the non-renewal of contracts with our consumer customers, which was partially offset by the growth in our enterprise business.
Cost of Services and Gross Profit

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)
Cost of services	$34,926	$29,391	18.8%	$69,482	$59,348	17.1%
Percentage of revenue	24.1%	25.4%		24.9%	26.6%
Gross profit	110,031	86,322	27.5%	209,883	163,951	28.0%
Percentage of revenue	75.9%	74.6%		75.1%	73.4%
Gross profit increased $23.7 million and $45.9 million for the three- and six-month periods ended June 30, 2015, respectively, compared to the same periods last year. The increases resulted primarily from increased revenue associated with the growth in the number of our members and increased monthly average revenue per member. The increase in our gross profit percentage is primarily attributable to efficiencies in our member services organization and scalability within certain third-party fulfillment contracts as our member base continued to grow.

Sales and Marketing

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)
Sales and marketing	$69,541	$58,353	19.2%	$146,620	$114,892	27.6%
Percentage of revenue	48.0%	50.4%		52.5%	51.5%
Sales and marketing expenses increased $11.2 million and $31.7 million for the three- and six-month periods ended June 30, 2015, respectively, compared to the same periods last year. The increases resulted from increased advertising expenses, external sales commissions, and personnel costs, including increased non-cash share-based compensation. The increase in our sales and marketing expenses reflected our investment to drive new membership growth, our continued advertising of our premium service offerings, and our efforts to highlight the growing identity theft issue and to educate consumers.
Technology and Development

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)
Technology and development	$16,666	$12,926	28.9%	$33,532	$25,655	30.7%
Percentage of revenue	11.5%	11.2%		12.0%	11.5%
Technology and development expenses increased $3.7 million and $7.9 million for the three- and six-month periods ended June 30, 2015, respectively, compared to the same periods last year. The increases resulted primarily from increased personnel costs, including non-cash share-based compensation, which were primarily the result of a reorganization of our product and technology group. Through that effort, we invested in new talent and in a geographic consolidation of our product teams. In addition, we also made investments in product enhancements, security, infrastructure, and market research.
General and Administrative

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)
General and administrative	$20,876	$15,373	35.8%	$39,831	$28,708	38.7%
Percentage of revenue	14.4%	13.3%		14.3%	12.9%
General and administrative expenses increased $5.5 million and $11.1 million for the three- and six-month periods ended June 30, 2015, respectively, compared to the same periods last year. The increases resulted primarily from additional costs associated with our regulatory compliance, the expansion of our office facilities, and additional personnel costs, including non-cash share-based compensation. In addition, during the six-month period ended June 30, 2015, we resolved, subject to court approval, two of the California consumer class action lawsuits against previously filed against us, resulting in a total settlement accrual of $2.5 million.

Amortization of Acquired Intangible Assets

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)
Amortization of acquired intangible assets	$2,083	$2,231	(6.6)%	$4,167	$4,462	(6.6)%
Percentage of revenue	1.4%	1.9%		1.5%	2.0%
Amortization of acquired intangible assets decreased $0.1 million and $0.3 million for the three- and six-month periods ended June 30, 2015, respectively, compared to the same periods last year, due to certain acquired intangible assets being fully amortized in previous periods.
Other Income (Expense)

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)
Interest expense	$(87)	$(88)	(1.1)%	$(176)	$(175)	0.6%
Interest income	162	56	189.3%	279	116	140.5%
Other	(103)	(6)	1,616.7%	(183)	(17)	976.5%
Total other expense	$(28)	$(38)	(26.3)%	$(80)	$(76)	5.3%
Other expense remained consistent in the the three- and six-month periods ended June 30, 2015, compared to the same periods last year.
Income Tax Benefit

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)
Income tax benefit	$317	$(1,101)	(128.8)%	$(5,709)	$(4,049)	41.0%
Effective tax rate	37.9%	42.4%		39.8%	41.1%
Our effective tax rate for the three- and six-month periods ended June 30, 2015, and 2014, approximated the U.S. federal statutory tax rate plus the impact of state taxes.
Liquidity and Capital Resources
As of June 30, 2015, we had $156.0 million in cash and cash equivalents, which consisted of cash, money market funds, open commercial paper with original maturity dates of less than three months at the time of purchase, and municipal bonds with an original maturity date of less than three months at the time of purchase, and $169.9 million in marketable securities, which consisted of corporate bonds, municipal bonds, commercial paper, and certificates of deposit.  We classify our marketable securities as short-term regardless of contractual maturity based on our ability to liquidate those investments for use in current operations.  Additionally, we have an $85 million revolving line of credit. We did not draw on the line of credit during the six-month period ended June 30, 2015.  As of June 30, 2015, we had no outstanding debt.  We believe that our existing cash and cash equivalents and marketable securities together with cash generated from operations will be sufficient to fund our operations for at least the next 12 months.
Operating Activities
For the six-month period ended June 30, 2015, operating activities generated $54.9 million in cash as a result of a net loss of $8.6 million, adjusted by non-cash items such as depreciation and amortization of $8.9 million, share-based compensation of $12.4 million, and an income tax benefit of $5.7 million. An increase in deferred revenue related to the overall growth of our business provided operating cash of $34.5 million and positive net operating cash flows of $11.9 million from other operating assets and liabilities.

For the six-month period ended June 30, 2014, operating activities generated $46.0 million in cash as a result of a net loss of $5.8 million, adjusted by non-cash items such as depreciation and amortization of $8.2 million, share-based compensation of $8.9 million, and an income tax benefit of $4.1 million. An increase in deferred revenue related to the overall growth of our business provided operating cash of $29.7 million and we had a decrease in operating cash as a result of changes in other operating assets and liabilities of $8.0 million.
Investing Activities
Our investing activities consist primarily of purchases and sales of marketable securities and purchases of property and equipment. For the six-month period ended June 30, 2015, we used $5.0 million of cash to acquire property and equipment primarily attributable to the expansion of our office locations, we invested a net $42.9 million of cash in marketable securities, and we paid $4.3 million of premiums for company-owned life insurance policies. For the six-month period ended June 30, 2014, we used $7.7 million of cash to acquire property and equipment and net proceeds from the maturities and purchases of marketable securities provided $0.7 million of cash.
Financing Activities
Our financing activities consist primarily of net proceeds from stock option exercises, warrant exercises, and our stock purchase plan, and payments for employee withholding taxes related to net distributions of restricted stock units and restricted stock. For the six-month period ended June 30, 2015, financing activities generated net cash of $6.8 million as a result of cash received from the exercise of stock options of $8.0 million, offset by $1.2 million paid for employee withholding tax related to net distributions of restricted stock units and restricted stock. For the six-month period ended June 30, 2014, our financing activities generated net cash of $5.1 million as a result of cash received from the exercise of stock options of $5.5 million, offset by $0.4 million paid for employee withholding tax related to net distributions of restricted stock units.
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
The Senior Credit Facility provides for an $85.0 million revolving line of credit, which we can increase to $110.0 million subject to the conditions set forth in the Credit Agreement. The revolving line of credit also includes a letter of credit subfacility of $10.0 million and a swing line loan subfacility of $5.0 million. The Senior Credit Facility has a maturity date of January 9, 2018. As of June 30, 2015, we had no debt outstanding under our Senior Credit Facility.  For the six-month period ended June 30, 2015, we incurred unused commitment fees of $0.1 million, which are included in interest expense in the consolidated statements of operations.
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
The Senior Credit Facility requires us to maintain certain financial covenants. In addition, the Senior Credit Facility requires us to maintain all material proprietary databases and software with a third-party escrow agent in accordance with an escrow agreement that we reaffirmed in connection with the Senior Credit Facility. The Senior Credit Facility also contains certain affirmative and negative covenants limiting, among other things, additional liens and indebtedness, investments and distributions, mergers and acquisitions, liquidations, dissolutions, sales of assets, prepayments and modification of debt instruments, transactions with affiliates, and other matters customarily restricted in such agreements. The Senior Credit Facility also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross defaults to other contractual agreements, events of bankruptcy and insolvency, and a change of control. As of June 30, 2015, we were in compliance with all financial covenants under the Senior Credit Facility.
As of June 30, 2015, we had no outstanding letters of credit.
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
Evaluation of Disclosure Controls and Procedures
Management, together with our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective as of June 30, 2015.
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
On March 13, 2014, we received a request from the FTC for documents and information related to our compliance with the FTC Order. Prior to our receipt of the FTC’s request, we met with FTC Staff on January 17, 2014, at our request, to discuss issues regarding allegations that have been asserted in a whistleblower claim against us relating to our compliance with the FTC Order. On October 29, 2014, we completed our responses to the FTC’s March 13, 2014 request for information. On January 5, 2015, we completed our responses to the FTC’s subsequent requests for clarification regarding certain information that we previously submitted. We have engaged in ongoing discussions with the FTC Staff regarding the FTC's inquiry into our compliance with the FTC Order. From February 2015 through mid-July 2015, we had ongoing discussions with the FTC staff regarding a possible settlement, however, those discussions did not result in a settlement. On July 21, 2015 the FTC lodged, under seal, in the United States District Court for the District of Arizona, a motion seeking to hold us in contempt of the FTC Order.
On January 19, 2015, plaintiffs Napoleon Ebarle and Jeanne Stamm filed a nationwide putative consumer class action lawsuit against us in the United States District Court for the Northern District of California.  The plaintiffs allege that we have engaged in deceptive marketing and sales practices, among other things, in connection with our membership plans in violation of the Arizona Consumer Fraud Act, and are seeking declaratory judgment under the Federal Declaratory Judgment Act.  In their Complaint, the plaintiffs also sought certification of a nationwide class of consumers who are or were subscribers of our identity theft protection services since January 19, 2014, compensatory damages, and attorneys’ fees and costs. On March 6, 2015, we filed a motion to dismiss. Rather than respond to our motion to dismiss, plaintiffs filed an amended complaint on March 27, 2015. The amended complaint dramatically expanded the scope of the claims and the size of the asserted class, which was expanded to include any LifeLock members since January 19, 2009. Pursuant to the parties’ joint stipulation, on May 4, 2015, the Court stayed the matter to allow the parties to participate in a private mediation on July 1, 2015, before Justice Howard Weiner.  Following the July 1, 2015, mediation, the parties agreed to participate in a second mediation session on August 18, 2015.  On July 8, 2015, also pursuant to the parties’ joint stipulation, the Court further stayed this matter pending the second mediation session on August 18, 2015. The parties continue to informally exchange information in connection with the mediation.
On January 29, 2015, plaintiff Etan Goldman filed a California putative consumer class action complaint against us in Santa Clara Superior Court in San Jose, California. The complaint alleges that we violated California’s Automatic Renewal Law and Unfair Competition Law by failing to provide required disclosures concerning our auto renewal terms and cancellation policies.  The complaint also seeks certification of a class consisting of all persons in California who had purchased subscriptions to identity theft protection services from us since December 1, 2010, injunctive relief, compensatory damages, restitution, and attorneys’ fees and costs. On May 15, 2015, the parties executed a class-wide Settlement Agreement and Release. On June 4, 2015, the plaintiff filed a motion for preliminary approval of the class Settlement Agreement.  On July 10, 2015, the Court tentatively approved the class Settlement Agreement, continued the hearing on plaintiff’s motion for preliminary approval until July 24, 2015 and requested that plaintiff submit, by July 21, 2015, additional information concerning the amount of monthly subscription fees paid by class members.
On February 2, 2015, plaintiff, Thomas A. Trax, filed a class action complaint against us in the United States District Court for the Southern District of California.  The complaint asserted that we violated California’s Automatic Renewal Law and Unfair Competition Law by failing to provide required disclosures concerning our auto renewal terms and cancellation policies. The complaint sought certification of a class consisting of all persons in California who have purchased products and/or services from us as part of an automatic renewal plan or continuous service offer since February 2, 2011, injunctive relief, compensatory damages, restitution, a constructive trust and/or disgorgement, and attorneys’ fees and costs. On May 11, 2015, plaintiff filed a voluntary notice of dismissal without prejudice.
On March 3, 2014, and March 10, 2014, two securities class action complaints were filed in the United States District Court for the District of Arizona, against us, our CEO, and our CFO, for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On June 16, 2014, the court consolidated the complaints into a single action captioned In re LifeLock, Inc. Securities Litigation and appointed a lead plaintiff and lead counsel. On August 15, 2014, the lead plaintiff filed the Consolidated Amended Class Action Complaint, or the Consolidated Amended Complaint, seeking to represent a class of persons who acquired our securities from February 26, 2013 to May 16, 2014, inclusive, or the Class Period. The Consolidated Amended Complaint alleged that we, along with our CEO, our CFO, and our President, violated Sections 10(b) and 20(a) of the Exchange Act by making materially false or misleading statements, or failing to disclose material facts regarding certain of our business, operational, and compliance policies, including with regard to certain of our services, our data security program, and our and our CEO’s compliance with the FTC Order. The Consolidated Amended Complaint alleged that, as a result, certain of our financial statements issued during the Class Period and certain public statements made by our President, our CEO, and our CFO during the Class Period, were false and misleading. The Consolidated Amended Complaint sought certification as a class action, compensatory damages, and attorneys’ fees and costs. On September 15, 2014, we, along with our President, our CEO, and our CFO, filed a motion to dismiss the Consolidated Amended Complaint. On December 17, 2014, the court dismissed the Consolidated Amended Complaint and gave the lead plaintiff 21 days to seek leave to amend. The lead plaintiff filed his Second Consolidated Amended Complaint on January 16, 2015. It contained similar allegations, but no longer named our President as a defendant. On January 30, 2015, we, along with our CEO and our CFO, filed a motion to dismiss the Second Consolidated Amended Complaint. On July 21, 2015, the court granted the motion to dismiss, without leave to amend, and entered judgment in our favor.
On March 20, 2014, Michael D. Peters filed a complaint in United States District Court for the District of Arizona against us, Kim Jones, and Cristy Schaan.  Mr. Peters’ claim against Mr. Jones, who is not affiliated with us, and Ms. Schaan, who was our Chief Information Security Officer, are no longer pending in the case due to a settlement between Mr. Peters and Mr. Jones and the court’s dismissal of Mr. Peters’ claim against Ms. Schaan.  In his complaint, Mr. Peters alleges that we violated the whistleblower protection provisions of the Sarbanes-Oxley Act and the Dodd-Frank Act by terminating Mr. Peters' employment as a result of alleged disclosures that he made to us.  Mr. Peters' complaint seeks two times his back pay, two times the value of certain stock options and bonus, moving expenses, damages for emotional harm and anxiety, damages for harm to reputation, litigation costs including attorneys' fees, and interest.  On April 21, 2014, we filed an answer, affirmative defenses, and counterclaims, answering Mr. Peters' claim under the Sarbanes-Oxley Act and asserting counterclaims against Mr. Peters for fraud, negligent misrepresentation, breach of contract, and unjust enrichment, based on our allegations that we were induced to hire Mr. Peters by his false statements and misrepresentations regarding his employment history and seeking to recover actual and consequential damages, punitive damages, attorneys' fees, and the signing bonus paid to Mr. Peters.  Mr. Peters answered our counterclaims on May 7, 2014.  On April 21, 2014, we also filed a motion to dismiss Mr. Peters' claim under the Dodd-Frank Act.  On June 2, 2014, Mr. Peters filed a motion for judgment on the pleadings directed to our unjust enrichment counterclaim, one of the four counterclaims we brought against Mr. Peters.  The court ruled on all of the pending motions on September 19, 2014, denying our motion and the motion filed by Mr. Peters. On October 3, 2014, we filed an amended answer responding to both of the claims Mr. Peters asserted against us. On January 22, 2015, the court entered a scheduling order containing certain deadlines for the case, including the completion of all discovery by October 30, 2015, the filing of any dispositive motions by December 4, 2015, and the filing of certain pre-trial submissions by March 4, 2016.  Discovery is proceeding in the case.  A status hearing is set in the case for August 14, 2015.
On August 1, 2014, the Company’s subsidiaries Lemon and Lemon Argentina, S.R.L. (Lemon Argentina, and together, the Lemon Entities) filed a lawsuit in Santa Clara Superior Court in San Jose, California, against Wenceslao Casares, former General Manager of Lemon, Cynthia McAdam, former General Counsel of Lemon, and Federico Murrone, Martin Apesteguia and Fabian Cuesta, each a former employee and former member of the Board of Directors of Lemon Argentina (the “Argentine Executives”). The complaint alleges breaches of employment-related contracts and breaches of fiduciary duty involving each named individual’s work for third-party Xapo, Inc. and/or Xapo, Ltd. during their employment by the applicable Lemon Entity. Mr. Casares and Ms. McAdam have been served. The Lemon Entities are in the process of serving the Argentine Executives through the procedures set forth in the Hague Convention. Mr. Casares and Ms. Cynthia McAdam, through their counsel, have demanded that we and Lemon defend them against the claims brought by the Lemon Entities and advance them the costs of their attorneys’ fees. The Company and Lemon have rejected those demands. The parties, including the Argentine Executives, engaged in mediation in August 2014 in Buenos Aires, Argentina, and again in December 2014 in San Francisco, California, but were unable to settle any claims. On January 30, 2015, the Lemon Entities filed a second amended complaint alleging breaches of employment-related contracts, breaches of fiduciary duties, and fraud, and seeking declatory relief against Mr. Casares, Ms. McAdam, and the Argentine Executives. Mr. Casares and Ms. McAdam demurred to the Second Amended Complaint on May 1, 2015. The court overruled the demurrer in its entirety on July 2, 2015, and Mr. Casares and Ms. McAdam answered the Second Amended Complaint on July 24, 2015. The Argentine Executives entered their appearances in the litigation and are required to respond to the Second Amended Complaint no later than September 8, 2015. Mr. Casares also filed a cross-claim against LifeLock, Inc. and Lemon, Inc. on July 24, 2015, for breach of contract, breach of the implied covenant of good faith and fair dealing, conversion, unjust enrichment and declaratory relief, all arising from the termination of his employment.
On July 22, 2015, Miguel Avila, representing himself and seeking to represent a class of persons who acquired our securities from July 30, 2014 to July 20, 2015, inclusive, filed a class action complaint in the United States District Court for the District of Arizona. His complaint alleges that our CEO, our CFO, and we violated Sections 10(b) and 20(a) of the Securities Exchange Act by making materially false or misleading statements, or failing to disclose material facts about the Company’s business, operations, and prospects, including with regard to our information security program, advertising, recordkeeping, and our compliance with the FTC Order. The complaint seeks certification as a class action, compensatory damages, and attorney’s fees and costs. We, along with our CEO and CFO anticipate filing a motion to dismiss the complaint at a time yet to be determined.
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
There have been material changes to the following Risk Factors. There have been no material changes to the other Risk Factors set forth under “Part I - Item 1A. Risk Factors” in our 2014 Form 10-K.
We are subject to extensive government regulation, that could impede our ability to market and provide our services and that could have a material adverse effect on our business.
Our business and the information we use in our business is subject to a wide variety of federal, state, and local laws and regulations, including the FCRA, the Gramm-Leach-Bliley Act, the FTC Act and comparable state laws that are patterned after the FTC Act. In addition, laws governing credit information, consumer privacy and marketing, servicing of consumer products and services, and insurance products and services govern our business and business information. Moreover, we are bound by the terms of the FTC Order, as well as the companion orders with 35 states’ attorneys general that we entered into in March 2010. These laws, regulations, and orders cover, among other things, advertising, automatic subscription renewal, broadband residential Internet access, consumer protection, content, copyrights, credit card processing procedures, data protection, distribution, electronic contracts, member privacy, pricing, sales and other procedures, tariffs, and taxation. In addition, it is unclear how existing laws and regulations governing issues such as property ownership, sales and other taxes, and personal privacy apply to the Internet. We incur significant costs to operate our business and monitor our compliance with these laws, regulations, and orders. Any of these laws and regulations is subject to revision, and we cannot predict the impact of such changes on our business. Complying with these varying requirements, the evolving nature of all of these laws and regulations, the evolving nature of various governmental bodies’ enforcement efforts, and the possibility of new laws in this area, could increase our costs or impede our ability to provide our services to our customers. The occurrence of any these could have a material adverse effect on our business, operating results, financial condition, and future prospects.
In addition, various governmental agencies have the authority to commence investigations and enforcement actions under these laws, regulations, and consent decrees, and private citizens may bring actions, including class action litigation and whistleblower claims, under some of these laws and regulations.
As previously disclosed, on January 17, 2014, we met with FTC Staff, at our request, to discuss allegations in a whistleblower claim against us relating to our compliance with the FTC Order. We subsequently responded to FTC requests for information, and we had ongoing discussions with the FTC Staff regarding our compliance with the FTC Order. We also had settlement discussions with the FTC from early February 2015 through mid-July 2015. We did not reach a settlement with the FTC regarding our compliance with the FTC Order, and on July 21, 2015, the FTC filed a motion in the United States District Court for the District of Arizona seeking to hold us in contempt of the FTC Order (or FTC Motion). Because the companion orders we entered into with 35 states’ attorneys general imposed injunctive provisions similar to those in the FTC Order, we believe it is likely that some or all of those states’ attorneys general will contact us or proceed with filing similar motions against us. Defending ourselves in litigation against the FTC, and other actions that could arise, will be costly and time-consuming and will divert management’s, key personnel’s, and members of our board of directors' attention from our business operations. Any of these occurrences could have a material adverse effect on our business, reputation, product sales, financial condition, results of operation, and future prospects.
It is also possible that other federal or local governmental agencies, at any time, will commence additional inquiries or investigations of our business practices and our compliance with the FTC Order. We believe the increased governmental and regulatory scrutiny will continue for the foreseeable future and could lead to additional meetings, inquiries, or investigations by governmental and regulatory agencies that regulate our business, including the FTC, the Department of Justice, the SEC, and the New York Stock Exchange. Responding to these inquiries, investigations, and actions may cause us to incur significant expenses and could divert our management, key personnel, and members of our board of directors from our business operations. Any determination that we violated any laws, regulations, or consent decrees could result in our liability for fines, damages, or other penalties, could require us to make changes to our services and business practices, and could cause us to lose customers, any of which could have a material adverse effect on our business, operating results, financial condition, and future prospects. In addition, recently, the media have been increasingly covering perceived noncompliance with consumer protection regulations and violations of notions of fair dealing with customers. Accordingly, we may be susceptible to peremptory charges by the media and others of regulatory noncompliance and unfair dealing.

As previously disclosed, on May 16, 2014, we announced that we had determined that certain aspects of the LifeLock Wallet mobile application were not fully compliant with applicable payment card industry (PCI) security standards. As a result, we temporarily suspended the LifeLock Wallet mobile application, and deleted the affected data from our servers. On May 15, 2014, on our own initiative, we informed the FTC Staff of these issues with the LifeLock Wallet mobile application. We have no indication that the data included in the LifeLock Wallet mobile application servers was compromised. The LifeLock Wallet mobile application storage processes are separate and independent from our core identity theft protection services business, including the enrollment and related credit card storage processes used in our services. As such, we do not believe the suspension of the LifeLock Wallet mobile application impacted in any manner the core functionality or utility of the identity theft protection services we provide to our members. Those aspects of the LifeLock Wallet mobile application previously identified by us as not meeting applicable PCI security standards were confirmed as meeting applicable PCI security standards on October 28, 2014, and we do not expect to receive further requests for information about this. On October 29, 2014, we relaunched the LifeLock Wallet mobile application. A determination that we are in violation of the FTC Order as a result of the FTC’s review of our PCI non-compliance in connection with the LifeLock Wallet mobile application could result in liability for fines, damages, or other penalties, require us to make changes to our services and business practices, and cause us to lose customers, any of which could have a material adverse effect on our business, operating results, financial condition, and future prospects.
As we also previously disclosed, on December 26, 2012, ID Analytics, along with eight other companies, received an information request from the FTC in conjunction with the FTC's policy study of the operation of the data broker industry. ID Analytics was advised that this request was not an investigation of its business practices but would be the basis of consideration by the FTC whether to recommend to the Congress a legislative extension of FCRA-based consumer safeguards to the use of consumer personal information in the non-FCRA context. In May 2014, the FTC released its “Data Broker Report,” which established, among other things, that the FTC considers ID Analytics to be a “data broker” in the area of “risk mitigation” services. In the report, the FTC advocated for Congress to pass additional legislation governing the business practices of different categories of data brokers and for data brokers themselves to adjust certain practices. We expect that the FTC will continue to focus on “data brokers” and their activities for the foreseeable future. Any future legislation or additional regulation that is enacted as a result of the FTC's "Data Broker Report" may result in increased compliance costs or require us to make changes to our services and business practices, any of which could have a material adverse impact on our business, operating results, financial condition, and prospects.
With the growing public concern regarding privacy and the collection, distribution, and use of consumer personal information, we believe we are in an environment in which there is increased regulatory scrutiny concerning data collection and use practices and the provision and marketing of services, like ours, that seek to protect that information. We expect that kind of scrutiny to continue as the marketplace for services like ours continues to develop. In addition, we believe there has been a recent increase in whistleblower claims made to regulatory agencies, including whistleblower claims made by former employees. We believe these claims, will likely continue, in part because of the provisions enacted by the Dodd-Frank Act that provide for cash awards to persons who report alleged wrongdoing to the SEC. Often, the allegations underlying such claims to regulatory agencies, result in federal and state governmental inquiries and investigations.
The FTC Order, as well as the companion orders with 35 states’ attorneys general, could subject us to additional injunctive and monetary remedies.
In March 2010, we and Todd Davis, our Chairman and CEO, entered into the FTC Order. The FTC Order was the result of a settlement of allegations that certain of our advertising and marketing practices constituted deceptive acts or practices in violation of the FTC Act. We did not admit to those allegations. Under the FTC Order, we are enjoined from making any misrepresentation of “the means, methods, procedures, effects, effectiveness, coverage, or scope of” our identity theft protection services. The FTC investigation of our advertising and marketing activities occurred during the time that we relied significantly on the receipt of fraud alerts from the credit reporting agencies for our members. The FTC believed that such alerts had inherent limitations in terms of coverage, scope, and timeliness. Many of the allegations in the FTC complaint, which accompanied the FTC Order, related to the inherent limitations of using credit report fraud alerts as the foundation for identity theft protection. The FTC Order also includes injunctive provisions relating to our data security for members’ personally identifiable information. At the same time, we entered into companion orders with 35 states’ attorneys general that imposed injunctive provisions similar to those in the FTC Order.
The FTC Order provided for a consumer redress payment of $11 million, which we made in 2010 to the FTC for distribution to our members. The FTC Order also provided for an additional consumer redress payment of $24 million, which the FTC suspended based on our then-current financial condition. The FTC Order specifies that in the event the FTC were to find that the financial materials we submitted were not truthful, accurate, and complete, the court order entering the settlement could be re-opened, and the suspended judgment in the amount of the additional $24 million would become immediately due in full.

As previously disclosed, on January 17, 2014, we met with the FTC Staff, at our request, to discuss allegations in a whistleblower claim against us relating to our compliance with the FTC Order. We subsequently responded to FTC requests for information and we engaged in discussions with the FTC Staff regarding our compliance with the FTC Order. Settlement discussions with the FTC were on going from early February 2015 through mid-July 2015. We did not reach a settlement with the FTC regarding this inquiry, and, on July 21, 2015, the FTC filed a motion in the United States District Court for the District of Arizona seeking to hold us in contempt of the FTC Order (or FTC Motion). In the FTC Motion, the FTC is alleging that we are liable for full consumer redress that they claim would be hundreds of millions of dollars. As of June 30, 2015, we have accrued $20 million for this matter. We cannot, however, predict the outcome of this matter, and therefore, the ultimate resolution of the litigation is not estimable. In addition, because the companion orders we entered into with 35 states’ attorneys general imposed injunctive provisions similar to those in the FTC Order, we believe it is likely that some or all of those states’ attorneys general will contact us or proceed with filing similar motions against us. Defending ourselves in litigation against the FTC, and other actions that could arise, could be costly and time consuming, could divert our management's, key personnel's, and members of our board of directors' attention from our business operations, could lead to additional claims, and could cause us to lose customers. The outcome of the FTC Motion and other potential actions could result in liability for damages, fines, penalties, and injunctive relief. Any of these occurrences could have a material adverse effect on our business, operating results, financial condition, and prospects.
The outcome of litigation or regulatory proceedings could subject us to significant monetary damages, restrict our ability to conduct our business, harm our reputation, and otherwise negatively impact our business.
The FTC has filed a motion seeking to hold us in contempt of the FTC Order, and we are presently subject to various securities and consumer class action complaints as described in more detail in this Form 10-Q.We also anticipate that the FTC Motion and the recent decline in the trading price of our stock may result in our stockholders filing additional securities class action and shareholder derivative complaints against us, our officers, and directors.
We cannot predict the outcome of these actions or proceedings, or any other actions or proceedings filed against us in the future, and the cost of defending such actions or proceedings could be material. Furthermore, defending such actions or proceedings could divert our management’s, key personnel’s, and members of our board of directors’ attention from our business operations. If we are found liable in any actions or proceedings, we may have to pay substantial damages, penalties, or fines, change the way we conduct our business, or lose customers, any of which may have a material adverse effect on our business, operating results, financial condition, and prospects. There may also be negative publicity associated with litigation or regulatory proceedings that could harm our reputation or decrease acceptance of our services. If the FTC’s Motion harms our reputation, we could lose customers, including enterprise customers, and it could impede our ability to win new customers, any of which could have a material adverse effect on our business, operating results, financial condition and our future prospects.
Moreover, we utilize contractors and third parties for various services, including certain advertising, which may result in additional claims or litigation against us. For example, a former service provider claimed that we misclassified her as an independent contractor, and we may be subject to other claims of this nature from time to time. These claims may be costly to defend and may result in our liability for damages, adverse tax consequences, and harm to our reputation, any of which could have a material adverse effect on our business, operating results, financial conditions, and future prospects.
We believe there has been a recent increase in whistleblower claims across our industry, including whistleblower claims arising after employee terminations, which will likely continue, in part because of the provisions enacted by the Dodd-Frank Act that may entitle persons who report alleged wrongdoing to the SEC to cash rewards. We anticipate that these provisions will result in a significant increase in whistleblower claims, and dealing with such claims could generate significant expenses and take up significant management and board time, even for frivolous and non-meritorious claims. Any investigations of whistleblower claims may impose additional expense on us, may divert our management’s, other key personnel’s, and members of our board of directors’ attention, and may result in fines and/or reputational damage whether or not we are deemed to have violated any regulations. We believe there also has been a recent increase in claims made to regulatory agencies by former employees. Often the allegations underlying such claims to regulatory agencies lead to meetings, inquiries, or investigations by the regulatory agencies about such claims, inquiries, or investigations by the agencies that regulate our business, including the FTC. Inquiries or investigation by regulatory agencies about such claims could generate significant expense and take up significant management and board time.
Our inability to reach a settlement with the FTC related to the FTC Order could subject us to increased costs, significant monetary damages, restrict our ability to conduct our business, harm our reputation, and otherwise negatively affect our business.
As previously disclosed, on January 17, 2014, we met with FTC Staff, at our request, to discuss allegations in a whistleblower claim against us relating to our compliance with the FTC Order. We subsequently responded to FTC requests for information and we engaged in discussions with the FTC Staff regarding our compliance with the FTC Order. Settlement discussions with the FTC were on going from early February 2015 through mid-July 2015. During those discussions, the FTC and we made settlement offers. We found both the monetary and non-monetary terms under which the FTC would have agreed to settle unacceptable. We did not reach a settlement with the FTC regarding this inquiry, and, on July 21, 2015, the FTC filed the FTC Motion. In the FTC Motion, the FTC is alleging that we are liable for full consumer redress that they claim would be hundreds of millions of dollars.Our decision not to settle with the FTC, and instead to proceed to court, could result in liability for damages, both as a result of the FTC Motion and with regard to the claims of the 35 states’ attorneys general with whom we entered into companion orders at the time of the FTC Order. In addition we may incur significant expenses, our management’s, key personnels', and members of our board of directors' attention could be diverted from our business operations, and we could lose customers. Any of these occurrences could have a material adverse effect on our business, operating results, financial condition, and future prospects.
Risks Related to Ownership of Our Common Stock
Our stock price has been and will likely continue to be volatile, and the value of an investment in our common stock may decline.
The trading price of our common stock has been, and is likely to continue to be, volatile. For example, we recently experienced a steep drop in our stock price following the filing of the FTC Motion. In addition to our revised risk factors in this Quarterly Report on Form 10-Q and the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2014, factors that may cause the price of our common stock to fluctuate include the following:

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

•	various market factors or perceived market factors, including rumors, whether or not correct, involving us, our customers, our strategic partners, or our competitors;

•	sales, or anticipated sales, of large blocks of our stock;

•	short selling of our common stock by investors;

•	additions or departures of key personnel;

•	announcements of technological innovations by us or by our competitors;

•	introductions of new services or new pricing policies by us or by our competitors;

•	regulatory or political developments;

•	litigation and governmental or regulatory investigations, such as the recent filing of the FTC Motion;

•	acquisitions or strategic alliances by us or by our competitors; and

•	general economic, political, and financial market conditions or events.
Furthermore, the stock markets have periodically experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the price or liquidity of our common stock. In addition, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. For example, as described in more detail in this Quarterly Report on Form 10-Q, we are subject to a securities class action lawsuit filed against us. As a result of this class action complaint, or if any of our stockholders were to bring a lawsuit against us in the future, we could incur substantial costs defending the lawsuits or paying for settlements or damages. Such lawsuits could also divert our management, key personnel, and members of our board of directors' attention from our business operations. Any of these occurrences could have a material adverse effect on our business, operating results, financial condition, and future prospects.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding our repurchases of common stock during the three-months ended June 30, 2015. All of the shares of common stock were surrendered to us to satisfy tax withholding obligations associated with the vesting of restricted stock.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2015 - April 30, 2015	—	—	—	—
May 1, 2015 - May 31, 2015	—	—	—	—
June 1, 2015 - June 30, 2015	3,216	$17.03	—	—

Item 6.	Exhibits.

Exhibit No.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFELOCK, INC.

Date:	August 5, 2015	By:	/s/ Todd Davis
		Name:	Todd Davis
		Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	August 5, 2015	By:	/s/ Chris Power
		Name:	Chris Power
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)