Form 10-Q
period 2015-09-30
LIFELOCK, INC.
filed 2015-11-09
CIK 1383871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 30, 2015, there were outstanding 95,515,268 shares of the registrant’s common stock, $0.001 par value.

LIFELOCK, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2015

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
LIFELOCK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$135,542	$146,569
Marketable securities	196,697	127,305
Trade and other receivables, net	10,508	10,220
Deferred tax assets, net	48,808	21,243
Prepaid expenses and other current assets	8,862	7,841
Total current assets	400,417	313,178
Property and equipment, net	25,973	24,204
Goodwill	172,139	159,342
Intangible assets, net	32,064	38,315
Deferred tax assets, net – non-current	22,713	22,494
Other non-current assets	9,593	5,783
Total assets	$662,899	$563,316
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,362	$11,543
Accrued expenses and other liabilities	184,166	67,025
Deferred revenue	170,835	145,206
Total current liabilities	368,363	223,774
Other non-current liabilities	6,970	6,706
Total liabilities	375,333	230,480
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 300,000,000 authorized at September 30, 2015 and December 31, 2014; 95,486,687 and 93,944,742 shares issued and 95,441,078 and 93,899,968 outstanding at September 30, 2015 and December 31, 2014, respectively	95	94
Preferred stock, $0.001 par value, 10,000,000 shares authorized and no shares issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Additional paid-in capital	524,385	495,912
Accumulated other comprehensive loss	(77)	(116)
Accumulated deficit	(236,837)	(163,054)
Total stockholders’ equity	287,566	332,836
Total liabilities and stockholders’ equity	$662,899	$563,316

See accompanying notes to condensed consolidated financial statements.

LIFELOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Consumer revenue	$144,648	$116,115	$411,178	$326,448
Enterprise revenue	7,304	6,916	20,139	19,882
Total revenue	151,952	123,031	431,317	346,330
Cost of services	33,988	30,327	103,470	89,675
Gross profit	117,964	92,704	327,847	256,655
Costs and expenses:
Sales and marketing	62,850	51,818	209,470	166,710
Technology and development	19,396	12,341	52,928	37,996
General and administrative	120,984	16,781	160,815	45,489
Amortization of acquired intangible assets	2,084	2,231	6,251	6,693
Total costs and expenses	205,314	83,171	429,464	256,888
Income (loss) from operations	(87,350)	9,533	(101,617)	(233)
Other income (expense):
Interest expense	(89)	(89)	(265)	(264)
Interest income	219	73	498	189
Other, net	—	(134)	(183)	(151)
Total other income (expense)	130	(150)	50	(226)
Income (loss) before income taxes	(87,220)	9,383	(101,567)	(459)
Income tax expense (benefit)	(22,075)	3,933	(27,784)	(116)
Net income (loss)	$(65,145)	$5,450	$(73,783)	$(343)
Net income (loss) per share
Basic	$(0.68)	$0.06	$(0.78)	$(0.00)
Diluted	$(0.68)	$0.06	$(0.78)	$(0.00)
Weighted-average common shares outstanding used in computing net income (loss) per share:
Basic	95,340	92,925	94,660	92,437
Diluted	95,340	98,524	94,660	92,437

See accompanying notes to condensed consolidated financial statements.

LIFELOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$(65,145)	$5,450	$(73,783)	$(343)
Other comprehensive gain (loss), net of tax
Unrealized gain (loss) on marketable securities	117	(78)	39	(66)
Comprehensive income (loss)	$(65,028)	$5,372	$(73,744)	$(409)

See accompanying notes to condensed consolidated financial statements.

LIFELOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2015	2014
Operating activities
Net loss	$(73,783)	$(343)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,292	12,259
Share-based compensation	20,287	13,229
Provision for doubtful accounts	150	333
Amortization of premiums on marketable securities	2,310	1,213
Deferred income tax benefit	(27,784)	(124)
Other	250	39
Change in operating assets and liabilities:
Trade and other receivables	(3,469)	566
Prepaid expenses and other current assets	(1,022)	(701)
Other non-current assets	357	716
Accounts payable	1,548	5,282
Accrued expenses and other liabilities	117,693	11,303
Deferred revenue	25,629	26,742
Other non-current liabilities	265	1,617
Net cash provided by operating activities	75,723	72,131
Investing activities
Acquisition of business, net of cash acquired	(12,797)	—
Acquisition of property and equipment, including capitalization of internal use software	(9,057)	(11,127)
Purchases of marketable securities	(191,846)	(95,686)
Sales and maturities of marketable securities	122,936	34,418
Premiums paid for company-owned life insurance policies	(4,337)	(4,337)
Net cash used in investing activities	(95,101)	(76,732)
Financing activities
Proceeds from stock-based compensation plans	10,144	9,704
Proceeds from warrant exercises	—	375
Payments for employee tax withholdings related to restricted stock units and awards	(1,793)	(760)
Net cash provided by financing activities	8,351	9,319
Net increase (decrease) in cash and cash equivalents	(11,027)	4,718
Cash and cash equivalents at beginning of period	146,569	123,911
Cash and cash equivalents at end of period	$135,542	$128,629

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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We continually evaluate our estimates, including those related to the allocation of the purchase price associated with acquisitions; the carrying value of long-lived assets; the amortization period of long-lived assets; the carrying value, capitalization, and amortization of software and website development costs; the carrying value of goodwill and other intangible assets; the amortization period of intangible assets; the provision for income taxes and related deferred tax accounts, and realizability of deferred tax assets, certain accrued expenses; incurred but not reported medical claims, contingencies, litigation, and related legal accruals; and the value attributed to employee stock options and other stock-based awards. We base our estimates on historical experience, current business factors, and various other assumptions that we believe are necessary to consider to form a basis for making judgments. Actual results could be materially different from these estimates.
2. Summary of Significant Accounting Policies
There have been no material changes to our significant accounting policies from those disclosed in our Form 10-K for the year ended December 31, 2014.
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for all entities for one year. Consequently, the guidance provided in ASU 2014-09 will be effective for us in the first quarter of our fiscal year ending December 31, 2018. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The guidance permits the use of either the retrospective or cumulative effect transition method. We are currently in the process of evaluating the impact of the adoption of this guidance on our consolidated financial statements and have not yet selected a transition method.
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
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. The guidance requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset, with amortization of the costs continuing to be reported as interest expense.  In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which provides that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This guidance is effective for annual reporting periods beginning after December 15, 2016, and will be applied retrospectively to each prior period presented. Early adoption is permitted. We do not expect the adoption of these ASUs to have a material impact on our consolidated financial statements.
In April 2015, the FASB issued ASU 2015-05, Customer's Accounting for Fees paid in a Cloud Computing Arrangement, which provides a basis for evaluating whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a license to internal-use software, then the software license should be accounted for in accordance with Subtopic 350-40. A license to software other than internal-use software should be accounted for in accordance with other applicable U.S. GAAP. If a cloud computing arrangement does not include a software license, then the arrangement should be accounted for as a service contract. The guidance is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.
In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement for an acquirer to retrospectively adjust provisional amounts recognized in a business combination. The guidance requires the acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. Additionally, the guidance requires the acquirer to record the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date in the same period's financial statements. An acquirer is also required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The guidance is effective for public entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. We plan to early adopt this guidance and do not expect the adoption of this ASU to have a significant impact on our consolidated financial statements.
3. Business Combinations
Acquisition of Assets from BitYota, Inc.
On August 21, 2015, we acquired a team of product and development data experts with experience in large scale data processing from BitYota, a provider of data warehouse as a service, for an aggregate purchase price of approximately $12.8 million. The team will focus on developing new data-based products within our consumer segment.
We accounted for this asset acquisition as a business combination, using the acquisition method in accordance with ASC 805 Business Combinations. We reviewed all identifiable tangible and intangible assets acquired and determined that any fair value was immaterial based on the information available as of the acquisition date. As a result we preliminarily determined that the entire purchase price of acquired assets will be assigned to goodwill within our consumer segment, as the primary asset acquired was the assembled workforce, a team with expertise in the development of data-based products, who could use their ability to develop new products within our consumer segment. The goodwill resulting from the acquisition of BitYota is deductible for tax purposes. We expect to finalize the valuation as soon as practicable, but no later than one year from the date of acquisition.

Acquisition related costs recognized for the nine-month period ended September 30, 2015 amounted to $3.1 million, which we have classified in technology and development and general and administrative expenses in our condensed consolidated statements of operations. Transaction costs included expenses such as signing bonuses, legal, accounting, and other professional services.
Had the acquisition of assets from BitYota occurred on January 1, 2014, our pro forma consolidated revenue for the three- and nine-month periods ended September 30, 2015 and 2014, would have increased by less than 0.1%.
4. Marketable Securities
The following is a summary of marketable securities designated as available-for-sale as of September 30, 2015 and December 31, 2014:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
September 30, 2015
Corporate bonds	$131,740	$6	$(116)	$131,630
Municipal bonds	17,957	14	(1)	17,970
Commercial paper	36,118	—	—	36,118
Agency securities	7,279	7	—	7,286
Certificates of deposit	2,492	—	—	2,492
Government securities	1,199	2	—	1,201
Total marketable securities	$196,785	$29	$(117)	$196,697
December 31, 2014
Corporate bonds	$99,592	$1	$(119)	$99,474
Municipal bonds	18,146	1	(10)	18,137
Commercial paper	9,196	—	—	9,196
Certificates of deposit	498	—	—	498
Total marketable securities	$127,432	$2	$(129)	$127,305
We classify all marketable securities as current regardless of contractual maturity dates because we consider such investments to represent cash available for current operations.
As of September 30, 2015 and December 31, 2014, we did not consider any of our marketable securities to be other-than-temporarily impaired.  When evaluating our investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer, our ability and intent to hold the security, and whether it is more likely than not that we will be required to sell the investment before recovery of its cost basis.
The following is a summary of amortized cost and estimated fair value of marketable securities as of September 30, 2015 and December 31, 2014, by maturity:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
September 30, 2015
Due in one year or less	$147,745	$13	$(75)	$147,683
Due after one year	49,040	16	(42)	49,014
Total marketable securities	$196,785	$29	$(117)	$196,697
December 31, 2014
Due in one year or less	$127,029	$2	$(129)	$126,902
Due after one year	403	—	—	403
Total marketable securities	$127,432	$2	$(129)	$127,305

5. Fair Value Measurements
As of September 30, 2015 and December 31, 2014, the fair value of our financial assets was as follows:

	Level 1	Level 2	Level 3	Total
	(in thousands)
September 30, 2015
Assets:
Money market funds (1)	$18,085	$—	$—	$18,085
Corporate bonds (2)	—	131,630	—	131,630
Municipal bonds (2)	—	17,970	—	17,970
Commercial paper (3)	—	46,171	—	46,171
Certificates of deposit (2)	—	2,492	—	2,492
Agency securities (2)	—	7,286	—	7,286
Government securities (2)	—	1,201	—	1,201
Total assets measured at fair value	$18,085	$206,750	$—	$224,835
December 31, 2014
Assets:
Money market funds (1)	$11,903	$—	$—	$11,903
Corporate bonds (2)	—	99,474	—	99,474
Municipal bonds (2)	—	18,137	—	18,137
Commercial paper (4)	—	54,399	—	54,399
Certificates of deposit (2)	—	498	—	498
Total assets measured at fair value	$11,903	$172,508	$—	$184,411

(1)	Classified in cash and cash equivalents

(2)	Classified in marketable securities

(3)
Includes commercial paper with maturities of three months or less at time of purchase of $10.1 million classified in cash and cash equivalents and commercial paper with maturities of greater than three months of $36.1 million classified in marketable securities.

(4)
Includes commercial paper with maturities of three months or less at time of purchase of $45.2 million classified in cash and cash equivalents and commercial paper with maturities of greater than three months of $9.2 million classified in marketable securities.

6. Financing Arrangements
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
The Senior Credit Facility provides for an $85.0 million revolving line of credit, which we can increase to $110.0 million subject to the conditions set forth in the Credit Agreement. The revolving line of credit also includes a letter of credit subfacility of $10.0 million and a swing line loan subfacility of $5.0 million. The Senior Credit Facility has a maturity date of January 9, 2018. As of September 30, 2015, we had no debt outstanding under our Senior Credit Facility.  For the nine-month period ended September 30, 2015, we incurred unused commitment fees of $0.1 million, which are included in interest expense in the consolidated statements of operations.
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
On November 6, 2015, we entered into a First Amendment and Consent to our Senior Credit Facility (the “First Amendment”).
The First Amendment modifies the calculation of cash EBITDA under the Senior Credit Facility to exclude up to $130 million of expenses related to the proposed settlements with the FTC and representatives of a national class of consumers, potential settlements with certain states' attorneys general and fees incurred in relation to the litigation and potential settlements.
In addition, pursuant to the First Amendment, through the end of the fourth full fiscal quarter ending after the date on which the courts have approved the settlement agreements with the FTC and the national class of consumers (the “Settlement Date”), we are required to comply with certain additional financial and reporting covenants in the Senior Credit Facility.
Further, until the later of the one year anniversary of the Settlement Date, and the date on which we have received court approval with at least 50% of the state attorney generals that have proceedings currently pending or initiated on or before November 6, 2016 related to the issues presented in the FTC Order, if any, the revolving line of credit under the Senior Credit Facility is limited to letters of credit in the ordinary course of business not to exceed $2 million in the aggregate at any one time and certain permitted acquisitions of up to $25 million in the aggregate, unless a higher amount is consented to by the holders of 66 2/3% of the aggregate revolving commitments.
Pursuant to terms of the First Amendment, we are also subject to additional limitations and conditions on acquisitions and making certain types of payments (including dividends, redemptions or other distributions) with respect to our equity interests.
At September 30, 2015 we were in compliance with all the covenants of the Senior Credit Facility.
As of September 30, 2015, we had an outstanding letter of credit in the amount of $0.3 million.

7. Stockholders’ Equity
Share-Based Compensation
We issue share-based awards to our employees in the form of stock options, restricted stock units, and restricted stock. We also have an Employee Stock Purchase Plan, or ESPP. The following table summarizes the components of share-based compensation expense included in our condensed consolidated statements of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Cost of services	$449	$334	$1,286	$910
Sales and marketing	1,238	761	3,385	2,235
Technology and development	2,514	867	6,226	3,766
General and administrative	3,662	2,340	9,390	6,318
Total share-based compensation	$7,863	$4,302	$20,287	$13,229
Unrecognized share-based compensation expenses totaled $86.9 million as of September 30, 2015, which we expect to recognize over a weighted-average time period of 3.10 years.
Stock Warrants
As of September 30, 2015, we had the following warrants to purchase common stock outstanding:

Expiration Date	Shares	Exercise Price
October 3, 2016	2,334,044	0.70
8. Net Income (Loss) Per Share
We compute basic net income (loss) per share by dividing net loss by the weighted-average number of common shares outstanding for the period. We compute diluted net income (loss) per share giving effect to all potential dilutive common stock, including awards granted under our equity compensation plans and warrants to acquire common stock.
The following table sets forth the computation of basic and diluted net income (loss):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except share and per share data)
Net income (loss)	$(65,145)	$5,450	(73,783)	(343)
Denominator (basic):
Weighted average common shares outstanding	95,340,136	92,924,516	94,659,931	92,436,628
Denominator (diluted):
Weighted average common shares outstanding	95,340,136	92,924,516	94,659,931	92,436,628
Dilutive stock options outstanding	—	3,136,115	—	—
Dilutive restricted stock units and awards	—	152,357	—	—
Dilutive shares purchased under ESPP	—	6,115	—	—
Weighted average common shares from warrants	—	2,304,931	—	—
Net weighted average common shares outstanding	95,340,136	98,524,034	94,659,931	92,436,628
Net income (loss) per share:
Basic	$(0.68)	$0.06	$(0.78)	$(0.00)
Diluted	$(0.68)	$0.06	$(0.78)	$(0.00)

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Stock options outstanding	10,328,593	5,817,422	8,876,984	7,229,252
Restricted stock units and restricted stock awards	2,574,405	489,060	1,888,205	556,606
Common equivalent shares from stock warrants	2,168,299	—	2,210,012	2,340,061
Shares purchased under ESPP	54,271	—	67,858	13,088
	15,125,568	6,306,482	13,043,059	10,139,007
9. Income Taxes
Income taxes for the interim periods presented have been included in the accompanying condensed consolidated financial statements on the basis of an estimated annual effective tax rate. Based on an estimated annual effective tax rate and discrete items, the estimated income tax benefit for the three- and nine-month periods ended September 30, 2015 was $22.1 million and $27.8 million, respectively. The estimated income tax expense for the three-month period ended September 30, 2014 was $3,933, and the estimated income tax benefit for the nine-month period ended September 30, 2014 was $0.1 million. The determination of the interim period income tax provision utilizes the effective tax rate method, which requires us to estimate certain annualized components of the calculation of the income tax provision, including the annual effective tax rate by entity and jurisdiction.
We continually evaluate all positive and negative information to determine if our deferred tax assets are realizable in accordance with ASC 740-10-30, which states that "all available evidence shall be considered in determining whether a valuation allowance for deferred tax assets is needed". In October 2015, we reached proposed agreements with the staff of the Federal Trade Commission (“FTC”), which remains subject to approval by the Commission and entry by the court, and with representatives of a national class of consumers, which remains subject to approval by the court, on a comprehensive settlement resolving outstanding litigation relating to our past marketing representations and information security programs. As a result of these proposed settlements, as well as a reserve for potential settlements with certain states' attorneys general of $3 million, we accrued a settlement amount of $96 million in the three and nine month periods ended September 30, 2015. In the twelve month period ended December 31, 2014 we accrued $20 million based on discussions with the FTC at that time. As a result of the cumulative $116 million of accrued expenses related to the proposed settlements and potential settlements, we have three years of cumulative pre tax net losses. We reviewed the accrued expense, including performing an analysis of the proposed settlements, and determined that it was non-recurring in nature, not indicative of future performance and as such would not materially affect our ability to generate taxable income in the future. In addition to excluding the impact of the non-recurring accrued expenses for the proposed settlements we have seen improving pre-tax book income over the past 5 years and we expect to continue generating pre-tax book income. As a result of the consideration of the factors discussed above, we believe that it is more likely than not that we will be able to realize our net deferred tax assets not currently subject to a valuation allowance.

10. Segment Reporting
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
Financial information about our segments for the three-month period ended September 30, 2015 and as of September 30, 2015 was as follows:

	Consumer	Enterprise	Eliminations	Total
	(in thousands)
Revenue
External customers	$144,648	$7,304	$—	$151,952
Intersegment revenue	—	2,068	(2,068)	—
Income (loss) from operations	(84,249)	(3,101)	—	(87,350)
Goodwill	112,602	59,537	—	172,139
Total assets	561,812	101,761	(674)	662,899
Financial information about our segments during the nine-month period ended September 30, 2015 was as follows:

	Consumer	Enterprise	Eliminations	Total
	(in thousands)
Revenue
External customers	$411,178	$20,139	$—	$431,317
Intersegment revenue	—	6,232	(6,232)	—
Loss from operations	(90,456)	(11,161)	—	(101,617)
Financial information about our segments for the three-month period ended September 30, 2014 and as of December 31, 2014 was as follows:

	Consumer	Enterprise	Eliminations	Total
	(in thousands)
Revenue
External customers	$116,115	$6,916	$—	$123,031
Intersegment revenue	—	1,718	(1,718)	—
Income (loss) from operations	12,703	(3,170)	—	9,533
Goodwill	99,805	59,537	—	159,342
Total assets	455,035	108,905	(624)	563,316
Financial information about our segments for the nine-month period ended September 30, 2014 was as follows:

	Consumer	Enterprise	Eliminations	Total
	(in thousands)
Revenue
External customers	$326,448	$19,882	$—	$346,330
Intersegment revenue	—	4,868	(4,868)	—
Loss from operations	11,292	(11,525)	—	(233)
We derive all of our revenue from sales in the United States, and substantially all of our long-lived assets are located in the United States.

11. Contingencies
As part of our consumer services, we offer 24x7x365 member service support. If a member’s identity has been compromised, our member service team and remediation specialists will assist the member until the issue has been resolved. This includes our $1 million service guarantee, which is backed by an identity theft insurance policy, under which we will spend up to $1 million to cover certain third-party costs and expenses incurred in connection with the remediation, such as legal and investigatory fees. This insurance also covers certain out-of-pocket expenses, such as loss of income, replacement of fraudulent withdrawals, and costs associated with child and elderly care, travel, stolen purse/wallet, and replacement of documents. While we have reimbursed members for claims under this guarantee, the amounts in aggregate for the three- and nine-month periods ended September 30, 2015 and 2014 were not material.
In 2010, we entered into a consent decree (the “FTC Order”) with the Federal Trade Commission ("FTC"). On July 21 2015, the FTC initiated a contempt action alleging that we had violated the FTC Order. Federal Trade Commission v. LifeLock, Inc., et al., No. CV-10-00530-PHX-JJT (D. Ariz.). On January 19, 2015 a putative class action, Napoleon Ebarle et al. v. LifeLock, Inc., No. 3:15-cv-258 (N.D. Cal.), was filed against us on behalf of all LifeLock members from September 1, 2010 to the present alleging that we misrepresented our services in various ways and failed to deliver certain promised services (the "Ebarle Class Action").
On October 28, 2015, we signed an offer of settlement that we negotiated with FTC staff to present to the FTC to resolve the contempt allegations. The offer remains subject to the FTC’s approval and entry by the court. On November 3, 2015, we signed an agreement to settle the Ebarle Class Action and release all of the class’s related claims. The Ebarle Class Action settlement remains subject to court approval. On November 4, 2015, the plaintiffs filed a motion for preliminary approval. A hearing on the motion for preliminary approval is currently scheduled for December 17, 2015. As of September 30, 2015, we have accrued $113.0 million for these two matters based on the proposed settlement agreements.
In 2010, at the same time we entered into the FTC Order, we entered into companion orders with 35 states' attorneys general that imposed on us similar injunctive provisions as the FTC Order relating to our advertising and marketing of our identity theft protection services. At this stage, no states' attorneys general have initiated proceedings against us alleging that we violated the companion orders from 2010. However, in light of our initial discussions with several states' attorneys general, we have accrued $3 million for a potential settlement with certain states' attorneys general to resolve allegations that we violated the companion orders from 2010. The ultimate resolution of the matter with the states' attorneys general is uncertain and may involve a materially higher settlement than $3 million.
On January 29, 2015, plaintiff Etan Goldman filed a California putative consumer class action complaint against us in Santa Clara Superior Court in San Jose, California. The complaint alleges that we violated California’s Automatic Renewal Law and Unfair Competition Law by failing to provide required disclosures concerning our auto renewal terms and cancellation policies. The complaint also seeks certification of a class consisting of all persons in California who had purchased subscriptions to identity theft protection services from us since December 1, 2010, injunctive relief, compensatory damages, restitution, and attorneys’ fees and costs. On May 15, 2015, the parties executed a class-wide settlement agreement. On July 24, 2015, the Court preliminarily approved the settlement. If the settlement is finally approved, current and former LifeLock members with a California billing address who were enrolled in a LifeLock protection plan or subscription service between December 1, 2010, and July 24, 2015, and paid one or more auto renewed monthly or annual membership fees will automatically receive a cash payment, unless they opt-out of the settlement. Notice of the settlement has been distributed to the class. Class members have until November 23, 2015, to object to the Settlement or opt-out of the Settlement. The final approval hearing is currently scheduled for February 5, 2016. As of September 30, 2015, we have accrued $2.5 million for this matter based on the proposed settlement agreement.
On August 1, 2014, our subsidiaries Lemon and Lemon Argentina, S.R.L. (Lemon Argentina, and together, the Lemon Entities) filed a lawsuit in Santa Clara Superior Court in San Jose, California, against Wenceslao Casares, former General Manager of Lemon, Cynthia McAdam, former General Counsel of Lemon, and Federico Murrone, Martin Apesteguia and Fabian Cuesta, each a former employee and former member of the Board of Directors of Lemon Argentina (the “Argentine Executives”). The complaint alleges breaches of employment-related contracts and breaches of fiduciary duty involving each named individual’s work for third-party Xapo, Inc. and/or Xapo, Ltd. during their employment by the applicable Lemon Entity.  The parties, including the Argentine Executives, engaged in mediation in August 2014 in Buenos Aires, Argentina, and again in December 2014 in San Francisco, California, but were unable to settle any claims. On January 30, 2015, the Lemon Entities filed a second amended complaint alleging breaches of employment-related contracts, breaches of fiduciary duties, and fraud, and seeking declatory relief against Mr. Casares, Ms. McAdam, and the Argentine Executives.  Mr. Casares and Ms. McAdam demurred to the Second Amended Complaint on May 1, 2015, which the court overruled in its entirety on July 2, 2015.  Mr. Casares and Ms. McAdam answered the Second Amended Complaint on July 24, 2015 and are currently participating in active written discovery with the Lemon Entities.  The Argentine Executives entered their appearances in the litigation on July 24, 2015.  They filed a motion to dismiss for inconvenient forum on September 8, 2015, set to be heard on December 4, 2016.

Mr. Casares also filed a cross-claim against us and Lemon, Inc. (now Lemon, LLC) on July 24, 2015, for breach of contract, breach of the implied covenant of good faith and fair dealing, conversion, unjust enrichment, and declaratory relief, all arising from the termination of his employment.  He filed an amended cross-claim asserting the same causes of action on September 22, 2015.  We, along with Lemon, LLC, filed a motion to dismiss the amended cross-claim on October 22, 2015.
Mr. Casares filed a separate complaint against us, Lemon, LLC, and Shareholder Representative Services LLC (“SRS”) in Delaware Chancery Court on October 7, 2015 for breach of contract and seeking a declaratory judgment.  The action concerns a December 12, 2014 settlement agreement that resolved certain disputes against other former shareholders of Lemon, Inc. arising out of the our December 11, 2013 Lemon acquisition.  We, along with Lemon, LLC, moved to dismiss the complaint on October 28, 2015.  We have been informed that SRS sought and received an extension of time to respond to the complaint on or before November 9, 2015.
On July 22, 2015, Miguel Avila, representing himself and seeking to represent a class of persons who acquired our securities from July 30, 2014 to July 20, 2015, inclusive, filed a class action complaint in the United States District Court for the District of Arizona. His complaint alleges that our CEO, our CFO, and we violated Sections 10(b) and 20(a) of the Securities Exchange Act by making materially false or misleading statements, or failing to disclose material facts about the Company’s business, operations, and prospects, including with regard to our information security program, advertising, recordkeeping, and our compliance with the FTC Order. The complaint seeks certification as a class action, compensatory damages, and attorney’s fees and costs. On September 21, 2015, four other Company stockholders, Oklahoma Police Pension and Retirement System, Oklahoma Firefighters Pension and Retirement System, Larisa Gassel, and Donna Thompson, and their respective attorneys all filed motions seeking to be appointed the lead plaintiff and lead counsel in this class action. On October 9, 2015, the Court appointed Oklahoma Police Pension and Retirement System and Oklahoma Firefighters Pension and Retirement System as Lead Plaintiffs. On October 19, 2015, the Court entered a scheduling order pursuant to which Lead Plaintiffs will file an amended complaint by December 10, 2015, and we, along with our CEO and CFO, will file a motion to dismiss that complaint by January 29, 2016.
On September 23, 2015, Sridhar Manthangodu, a stockholder of the Company, filed a derivative complaint captioned Manthangodu v. Davis, et al., in the Superior Court of the State of Arizona, Maricopa County. This derivative complaint, purportedly filed on our behalf (the Company is named as a nominal defendant in the action), alleges that certain of our directors (the “Director Defendants”) violated their fiduciary duties to LifeLock stockholders (and or aided and abetted in the violation of same) by failing to ensure that the we complied with the FTC Order. According to the complaint, the Director Defendants’ alleged breach of their fiduciary oversight duties has exposed us to “material liability,” because we must defend against the FTC’s July 21, 2015 motion seeking to hold us in contempt of the FTC Order, and the shareholder securities class action filed on July 22, 2015 discussed above. The complaint seeks unspecified monetary damages, a return to the Company of all personal compensation received by the Director Defendants, as well as unspecified corporate governance reforms. On October 16, 2015, the parties jointly moved for a transfer of this matter to the Commercial Court of Maricopa County Superior Court. On October 20, 2015, that motion was granted and the action was transferred to the Commercial Court. We anticipate filing a Joint Pre-Trial Report and Proposed Scheduling Order soon.
On October 28, 2015, Larisa Gassel, a stockholder of the Company, filed a derivative complaint captioned Gassel v. Davis, et al., in the United States District Court for the District of Arizona. This derivative complaint was purportedly filed on our behalf (the Company is named as a nominal defendant in the action), against certain of our directors (the “Individual Defendants”). The complaint alleges that the Individual Defendants violated their fiduciary duties to LifeLock stockholders (and/ or aided and abetted or conspired to commit such violations) by making materially false or misleading statements, or failing to disclose material facts regarding our business, operations, and prospects, including with regard to certain of our services, our data security program, and our compliance with the FTC Order, in certain public statements made by us, our CEO, and CFO during the period July 30, 2014 through April 30, 2015. Based on these same allegations, the complaint also makes claims of gross mismanagement, abuse of control, and unjust enrichment against the Individual Defendants. According to the complaint, the Individual Defendants’ conduct has damaged us through costs associated with the defense of the securities class actions discussed above and the compensation and benefits provided to the Individual Defendants, as well as through loss of reputation and goodwill. The complaint seeks unspecified monetary damages, unspecified restitution to the Company from the Individual Defendants, certain corporate governance reforms, and attorneys’ fees and costs. As this action was very recently filed, there has been no significant activity in the case to date.
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

Key Operating Metrics
The following table summarizes our key operating metrics:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except percentages and per member data) (Unaudited)
Cumulative ending members	4,080	3,524	4,080	3,524
Gross new members	251	264	989	912
Member retention rate	86.6%	87.5%	86.6%	87.5%
Average cost of acquisition per member	$237	$184	$202	$173
Monthly average revenue per member	$11.91	$11.22	$11.68	$11.02
Enterprise transactions	74,280	66,104	208,324	173,360
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

As of September 30, 2015, our cumulative ending member base increased 16% year over year. Several factors drove this increase, including the success of our marketing campaigns, increased awareness of data breaches, media coverage of identity theft, and our member retention rate.
Gross new members. We calculate gross new members as the total number of new members who enroll in one of our consumer services during the relevant period. Many factors may affect the volume of gross new members in each period, including the effectiveness of our marketing campaigns, the timing of our marketing programs, the effectiveness of our strategic partnerships, and the general level of identity theft coverage in the media. We monitor gross new members because it provides an indication of the revenue and expenses that we expect to recognize in the future. Gross new members decreased 5% for the three-month period ended September 30, 2015 compared to the same period last year. The decrease in our gross new members for the three-month period ended September 30, 2015 was driven by the announcement of the FTC litigation which impacted our marketing effectiveness. In light of the FTC announcement we also reduced our marketing in certain channels.

Gross new members increased 8% for the nine-month period ended September 30, 2015 compared to the same period last year. The year over increase in gross new members for the nine-month period ended September 30, 2015 was primarily driven by the success of our marketing campaigns, our product enhancements, including the release of our new suite of products in July 2014, increased media attention to large data breaches, during the period and the growth in our employee benefit channel. The growth in gross new members was partially offset by a decrease in enrollments through our breach channel as we had several large breach contracts in the first half of 2014.
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
Our member retention rate as of September 30, 2015 was significantly impacted by the high number of cancellations of breach members during the first and second quarters of 2015, who enrolled in the first half of 2014. Our breach contracts typically have a one year term. The cancellation of these breach members are expected to have a similar impact on our member retention rate for the next few quarters. In addition we experienced a higher level of cancellations driven by the announcement of the FTC litigation during the three month period ended September 30, 2015, which had a negative impact on the member retention rate.
Average cost of acquisition per member. We calculate average cost of acquisition per member as our sales and marketing expense for our consumer segment during the relevant period divided by our gross new members for the period. A number of factors may influence this metric, including shifts in the mix of our media spend. For example, when we engage in marketing efforts to build our brand, our short-term cost of acquisition per member increases with the expectation that it will decrease over the long term. In addition, when we introduce new partnerships, such as partnerships in our embedded product channel, our average cost of acquisition per member may decrease due to the volume of members that enroll in our consumer services in a relatively short period of time. We monitor average cost of acquisition per member to evaluate the efficiency of our marketing programs in acquiring new members. Our average cost of acquisition per member increased for the three and nine month periods ended September 30, 2015 when compared with the three and nine month periods ended September 30, 2014 due in part to the impact of the announcement of the FTC litigation on our marketing effectiveness. In addition we reduced certain marketing initiatives with several strategic partners in light of the FTC announcement, enrollments through these relationships with strategic partners are typically at a lower average cost of acquisition per member. In addition, our average cost of acquisition per member increased in the nine month period ended September 30, 2015 when compared to the nine month period ended September 30, 2014 due to the high level of breach enrollments in the nine month period ended September 30, 2014, which typically have a lower average cost of acquisition per member. Our member retention rate and the increasing monthly average revenue per member, primarily from the continued penetration of our premium service offerings, results in a higher lifetime value of a member relationship. This enables us to absorb a higher average cost of acquisition per member.
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
Our monthly average revenue per member increased approximately 6% for the three- and nine-month periods ended September 30, 2015, compared to the same periods last year. The increases resulted primarily from the continued success of our premium service offerings, which accounted for more than 40% of our gross new members for the three- and nine-month periods ended September 30, 2015.
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
Enterprise transactions increased 12% and 20% for the three- and nine-month periods ended September 30, 2015, compared to the same periods last year. Enterprise transactions increased as we continued to add new customers and expand our offerings with our current customer base.

Key Financial Metrics
The following table summarizes our key financial metrics:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Consumer revenue	$144,648	$116,115	$411,178	$326,448
Enterprise revenue	7,304	6,916	20,139	19,882
Total revenue	151,952	123,031	431,317	346,330
Adjusted net income	27,579	15,909	32,323	19,455
Adjusted EBITDA	29,797	17,929	39,314	25,255
Free cash flow	18,378	22,653	68,302	61,004
Adjusted Net Income
Adjusted net income is a non-U.S. GAAP financial measure that we calculate as net income (loss) excluding amortization of acquired intangible assets, share-based compensation, income tax benefits and expenses resulting from changes in our deferred tax assets, and acquisition related expenses. For the nine-month period ended September 30, 2015, in addition to the legal reserve for a possible settlement with a class action lawsuit occurring in the first quarter of 2015, we have also excluded the impact of legal reserves for proposed settlement agreements with the FTC and representatives of a national class of consumers, and potential settlements with certain states' attorneys general. Beginning with the third quarter of the current fiscal year, we have also excluded the expenses for the FTC and related litigation. We have included adjusted net income in this Quarterly Report on Form 10-Q because it is a key measure we used to understand and evaluate our core operating performance and trends. In particular, the exclusion of certain expenses in calculating adjusted net income can provide a useful measure for period-to-period comparisons of our core business.
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

Because of these limitations, you should consider adjusted net income alongside other financial performance measures, including various cash flow metrics, net income (loss), and our other U.S. GAAP results. The following table presents a reconciliation of net income (loss) to adjusted net income for applicable items of income and expense that impacted each of the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Reconciliation of Net Income (Loss) to Adjusted Net Income:	(in thousands)
Net income (loss)	$(65,145)	$5,450	$(73,783)	$(343)
Amortization of acquired intangible assets	2,084	2,231	6,251	6,693
Share-based compensation	7,863	4,302	20,287	13,229
Deferred income tax expense (benefit)	(22,075)	3,926	(27,784)	(124)
Legal reserves and settlements	96,000	—	98,500	—
Expenses related to the FTC litigation	5,733	—	5,733	—
Acquisition related expenses	3,119	—	3,119	—
Adjusted net income	$27,579	$15,909	$32,323	$19,455
Adjusted EBITDA
Adjusted EBITDA is a non-U.S. GAAP financial measure that we calculate as net income (loss) excluding depreciation and amortization, share-based compensation, interest expense, interest income, other income (expense), income tax (benefit) expense, and acquisition related expenses. For the nine-month period ended September 30, 2015, in addition to the legal reserve for a possible settlement with a class action lawsuit occurring in the first quarter of 2015, we have also excluded the impact of legal reserves for proposed settlement agreements with the FTC and representatives of a national class of consumers, and potential settlements with certain states' attorneys general. Beginning with the third quarter of the current fiscal year, we have also excluded the expenses for the FTC and related litigation. We have included adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measure used by us to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop short- and long-term operational plans. In particular, the exclusion of certain expenses in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Additionally, adjusted EBITDA is a key financial measure used in determining management’s incentive compensation.
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

Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss), and our other U.S. GAAP results. The following table presents a reconciliation of net income (loss) to adjusted EBITDA for applicable items of income and expense that impacted each of the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Reconciliation of Net Loss to Adjusted EBITDA:	(in thousands)
Net income (loss)	$(65,145)	$5,450	$(73,783)	$(343)
Depreciation and amortization	4,432	4,094	13,292	12,259
Share-based compensation	7,863	4,302	20,287	13,229
Interest expense	89	89	265	264
Interest income	(219)	(73)	(498)	(189)
Other expense	—	134	183	151
Income tax expense (benefit)	(22,075)	3,933	(27,784)	(116)
Legal reserves and settlements	96,000	—	98,500	—
Expenses related to the FTC litigation	5,733	—	5,733	—
Acquisition related expenses	3,119	—	3,119	—
Adjusted EBITDA	$29,797	$17,929	$39,314	$25,255
Free Cash Flow
Free cash flow is a non-U.S. GAAP financial measure that we calculate as net cash provided by operating activities less net cash used in investing activities for acquisitions of property and equipment. Additionally, we will add or deduct legal settlements received or paid, and beginning with the third quarter of the current fiscal year, we have also excluded expenses paid for the FTC and related litigation. We use free cash flow as a measure of our operating performance; for planning purposes, including the preparation of our annual operating budget; to allocate resources to enhance the financial performance of our business; to evaluate the effectiveness of our business strategies; to provide consistency and comparability with past financial performance; to determine capital requirements; to facilitate a comparison of our results with those of other companies; and in communications with our board of directors concerning our financial performance.
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

Because of these limitations, you should consider free cash flow alongside other financial performance measures, including net cash provided by operating activities, net income (loss), and our other U.S. GAAP results. The following table presents a reconciliation of net cash provided by operating activities to free cash flow for each of the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Reconciliation of Net Cash Provided By Operating Activities to Free Cash Flow:	(in thousands)
Net cash provided by operating activities	$20,826	$26,118	$75,723	$72,131
Acquisitions of property and equipment	(4,084)	(3,465)	(9,057)	(11,127)
Expenses paid for the FTC litigation	1,636	—	1,636	—
Free cash flow	$18,378	$22,653	$68,302	$61,004
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
Mix of members by services, billing cycle, and distribution channel. Our performance is affected by the mix of members subscribing to our various consumer services, by billing cycle (annual versus monthly), and by the distribution channel through which we acquire the member. Our adjusted EBITDA, adjusted net income, free cash flow, and average cost of acquisition per member are all affected by this mix. We have seen a recent shift to more monthly members, in large part due to the increase in the number of members enrolling through our embedded product and employee benefits channels in which our members enroll on a monthly basis. Since releasing our Ultimate Plus and Advantage products in the third quarter 2014 we have continued to see over 40% of our new enrollments purchase these two premium products.
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
Our enterprise business relies on the retention of enterprise customers to maintain the effectiveness of our services because our enterprise customers typically provide us with their customer transaction data as part of our service. Losing a significant number of these customers would reduce the breadth and effectiveness of our services. In addition, less than 1% of our overall revenue for the nine-month period ended September 30, 2015 was derived from direct competitors to our consumer business. As we have given notice of non-renewal to competitors in our consumer segment, we have allowed such contracts to lapse, and accordingly, this percentage may decline over time.
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

Regulatory developments. Our business is subject to regulation by federal, state, local, and foreign authorities. Any changes to the existing applicable laws, regulations, or rules; any determination that other laws, regulations, or rules are applicable to us; or any determination that we have violated any of these laws, regulations, or rules could adversely affect our operating results. As previously disclosed in 2010 we entered into a consent decree (the “FTC Order”) with the Federal Trade Commission ("FTC"). On July 21 2015, the FTC initiated a contempt action alleging that LifeLock had violated the FTC Order. On October 28, 2015, LifeLock signed an offer of settlement that it negotiated with FTC staff to present to the FTC to resolve the contempt allegations. The offer remains subject to the FTC’s approval and entry by the court. In 2010, at the same time we entered into the FTC Order, we entered into companion orders with 35 states' attorneys general that imposed on us similar injunctive provisions as the FTC Order relating to our advertising and marketing of our identity theft protection services. At this stage, no states' attorneys general have initiated proceedings against us alleging that we violated the companion orders from 2010. The ultimate resolution of the matter with the states' attorneys general is uncertain and may involve a materially higher settlement than $3 million.
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
For a discussion of additional factors and risks facing our business, see “Risk Factors” in our 2014 Form 10-K, our Form 10-Q for the quarter ended June 30, 2015, and Part II Item 1A. of this Form 10-Q for the quarter ended September 30, 2015.
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

Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets is the amortization expense associated with core technology, customer relationships, and trade names and trademarks resulting from business acquisitions. As of September 30, 2015, we had $32.1 in intangible assets, net of amortization, as a result of our acquisitions of ID Analytics and Lemon. The acquired intangible assets have useful lives of between one and ten years and we expect to recognize approximately $8.3 million of amortization expense in the year ending December 31, 2015.
Provision for Income Taxes
We are subject to federal income tax as well as state income tax in various states in which we conduct business. Our effective tax rate for the three- and nine-month periods ended September 30, 2015 and 2014, approximated the U.S. federal statutory tax rate plus the impact of state taxes and permanent and other temporary differences.
Results of Operations
Comparison of the Three- and Nine-Month Periods Ended September 30, 2015 and 2014
Total Revenue

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)
Consumer revenue	$144,648	$116,115	24.6%	$411,178	$326,448	26.0%
Enterprise revenue	7,304	6,916	5.6%	20,139	19,882	1.3%
Total revenue	$151,952	$123,031		$431,317	$346,330
Consumer revenue increased $28.5 million and $84.7 million for the three- and nine-month periods ended September 30, 2015, respectively, compared to the same periods last year. The increases resulted primarily from the increase in the number of our members, which grew 16% to approximately 4.1 million as of September 30, 2015. In addition, our monthly average revenue per member increased 6% for the three- and nine-month periods ended September 30, 2015, compared to the same periods last year. The increase in members and monthly average revenue per member resulted from the continued success of our premium service offerings, including the release of our new LifeLock Advantage and LifeLock Ultimate Plus services at the end of July 2014, and our advertising and marketing campaigns designed to increase the overall awareness of our services and identity theft.
Enterprise revenue increased $0.4 million and $0.3 million for the three- and nine-month periods ended September 30, 2015, respectively, compared to the same periods last year. The increases are attributable to the growth of our enterprise customer base and expansion of our offerings to our current customer base.
Cost of Services and Gross Profit

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)
Cost of services	$33,988	$30,327	12.1%	$103,470	$89,675	15.4%
Percentage of revenue	22.4%	24.6%		24.0%	25.9%
Gross profit	117,964	92,704	27.2%	327,847	256,655	27.7%
Percentage of revenue	77.6%	75.4%		76.0%	74.1%
Gross profit increased $25.3 million and $71.2 million for the three- and nine-month periods ended September 30, 2015, respectively, compared to the same periods last year. The increases resulted primarily from increased revenue associated with the growth in the number of our members and increased monthly average revenue per member. The increase in our gross profit percentage is primarily attributable to efficiencies in our member services organization and scalability within certain third-party fulfillment contracts as our member base continued to grow.

Sales and Marketing

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)
Sales and marketing	$62,850	$51,818	21.3%	$209,470	$166,710	25.6%
Percentage of revenue	41.4%	42.1%		48.6%	48.1%
Sales and marketing expenses increased $11.0 million and $42.8 million for the three- and nine-month periods ended September 30, 2015, respectively, compared to the same periods last year. The increases resulted from increased advertising expenses, external sales commissions, and personnel costs, including increased non-cash share-based compensation. The increase in our sales and marketing expenses reflected our investment to drive new membership growth, our continued advertising of our premium service offerings, and our efforts to highlight the growing identity theft issue and to educate consumers.
Technology and Development

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)
Technology and development	$19,396	$12,341	57.2%	$52,928	$37,996	39.3%
Percentage of revenue	12.8%	10.0%		12.3%	11.0%
Technology and development expenses increased $7.1 million and $14.9 million for the three- and nine-month periods ended September 30, 2015, respectively, compared to the same periods last year. The increases resulted primarily from increased personnel costs, including non-cash share-based compensation, which were primarily the result of a reorganization of our product and technology group. Through that effort, we invested in new talent and in a geographic consolidation of our product teams. We also incurred $3.0 million in sign-on bonuses paid to the team of product and development data experts acquired from BitYota. In addition, we also made investments in product enhancements, security, infrastructure, and market research.
General and Administrative

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)
General and administrative	$120,984	$16,781	621.0%	$160,815	$45,489	253.5%
Percentage of revenue	79.6%	13.6%		37.3%	13.1%
General and administrative expenses increased $104.2 million and $115.3 million for the three- and nine-month periods ended September 30, 2015, respectively, compared to the same periods last year. The increase relates primarily to $96 million of accrued expenses related to a proposed settlements with the FTC, and a national class of consumers to resolve outstanding litigation and a potential settlement with certain states' attorneys general. We also incurred $5.7 million of expenses related to the FTC litigation. In addition, in the first quarter of 2015, we resolved, subject to court approval, two of the California consumer class action lawsuits against previously filed against us, resulting in a total settlement accrual of $2.5 million. The increase in general and administrative expenses in the nine-month period ended September 30, 2015 is also attributable to additional costs associated with our regulatory compliance, the expansion of our office facilities, and additional personnel costs, including non-cash share-based compensation.

Amortization of Acquired Intangible Assets

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)
Amortization of acquired intangible assets	$2,084	$2,231	(6.6)%	$6,251	$6,693	(6.6)%
Percentage of revenue	1.4%	1.8%		1.4%	1.9%
Amortization of acquired intangible assets decreased $0.1 million and $0.4 million for the three- and nine-month periods ended September 30, 2015, respectively, compared to the same periods last year, due to certain acquired intangible assets being fully amortized in previous periods.
Other Income (Expense)

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)
Interest expense	$(89)	$(89)	—%	$(265)	$(264)	0.4%
Interest income	219	73	200.0%	498	189	163.5%
Other	—	(134)	(100.0)%	(183)	(151)	21.2%
Total other expense	$130	$(150)	(186.7)%	$50	$(226)	(122.1)%
Other expense remained consistent in the the three- and nine-month periods ended September 30, 2015, compared to the same periods last year.
Income Tax Expense (Benefit)

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)
Income tax expense (benefit)	$(22,075)	$3,933	(661.3)%	$(27,784)	$(116)	23,851.7%
Effective tax rate	25.3%	41.9%		27.4%	25.3%
As a result of the accrued expense for the two proposed settlements with the FTC and representatives of a national class of consumers and potential settlements with the State Attorney’s General, we are now forecasting a net loss for the year ending December 31, 2015. As such, we only recognize deferred tax assets to the extent of our expected full year losses. Therefore our rate in this quarter does not approximate the U.S. federal statutory tax rate plus the impact of state taxes.
Liquidity and Capital Resources
As of September 30, 2015, we had $135.5 million in cash and cash equivalents, which consisted of cash, money market funds, open commercial paper with original maturity dates of less than three months at the time of purchase, and municipal bonds with an original maturity date of less than three months at the time of purchase, and $196.7 million in marketable securities, which consisted of corporate bonds, municipal bonds, commercial paper, and certificates of deposit.  We classify our marketable securities as short-term regardless of contractual maturity based on our ability to liquidate those investments for use in current operations.  Additionally, we have a revolving line of credit, described below. We did not draw on the line of credit during the nine-month period ended September 30, 2015.  As of September 30, 2015, we had no outstanding debt.  We believe that our existing cash and cash equivalents and marketable securities together with cash generated from operations will be sufficient to fund our operations for at least the next 12 months, including amounts reserved for potential legal settlements. However, our future liquidity and capital requirements may vary materially from our expectations depending on many factors, including, but not limited to our revenues and gross margins, our cash flows from operations, the timing of payments with respect to the settlements, expenses and judgments related to our litigation matters, and the availability of our revolving line of credit. We may need to seek additional capital and such capital may not be available on terms acceptable to us or at all.

Operating Activities
For the nine-month period ended September 30, 2015, operating activities generated $75.7 million in cash as a result of a net loss of $73.8 million, adjusted by non-cash items such as depreciation and amortization of $13.3 million, share-based compensation of $20.3 million, and an income tax benefit of $27.8 million. In addition we recognized an accrual of $96 million for the proposed settlements with the FTC and representatives of a national class of consumers along with potential settlements with certain states' attorneys general, none of which had been paid as of September 30, 2015. The ultimate resolution of the matter with the states' attorneys general is uncertain. We also had an increase in deferred revenue related to the overall growth of our business provided operating cash of $25.6 million and positive net operating cash flows of $19.4 million from other operating assets and liabilities.
For the nine-month period ended September 30, 2014, operating activities generated $72.1 million in cash as a result of a net loss of $0.3 million, adjusted by non-cash items such as depreciation and amortization of $12.3 million, share-based compensation of $13.2 million, and an income tax benefit of $0.1 million. An increase in deferred revenue related to the overall growth of our business provided operating cash of $26.7 million and we had a decrease in operating cash as a result of changes in other operating assets and liabilities of $18.8 million.
Investing Activities
Our investing activities consist primarily of purchases and sales of marketable securities and purchases of property and equipment. For the nine-month period ended September 30, 2015, we acquired BitYota, Inc. for $12.8 million, used $9.1 million of cash to acquire property and equipment primarily attributable to the expansion of our office locations, invested a net $68.9 million of cash in marketable securities, and paid $4.3 million for premiums for company-owned life insurance policies. For the nine-month period ended September 30, 2014, we used $11.1 million of cash to acquire property and equipment, invested a net $61.3 million of cash in marketable securities, and paid $4.3 million for premiums for company-owned life insurance policies.
Financing Activities
Our financing activities consist primarily of net proceeds from stock option exercises, warrant exercises, and our stock purchase plan, and payments for employee withholding taxes related to net distributions of restricted stock units and restricted stock. For the nine-month period ended September 30, 2015, financing activities generated net cash of $8.4 million as a result of cash received from the exercise of stock options of $10.1 million, offset by $1.8 million paid for employee withholding tax related to net distributions of restricted stock units and restricted stock. For the nine-month period ended September 30, 2014, our financing activities generated net cash of $9.3 million as a result of cash received from the exercise of stock options and warrants of $10.1 million, offset by $0.7 million paid for employee withholding tax related to net distributions of restricted stock units.
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
The Senior Credit Facility provides for an $85.0 million revolving line of credit, which we can increase to $110.0 million subject to the conditions set forth in the Credit Agreement. The revolving line of credit also includes a letter of credit subfacility of $10.0 million and a swing line loan subfacility of $5.0 million. The Senior Credit Facility has a maturity date of January 9, 2018. As of September 30, 2015, we had no debt outstanding under our Senior Credit Facility.  For the nine-month period ended September 30, 2015, we incurred unused commitment fees of $0.1 million, which are included in interest expense in the consolidated statements of operations.
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
On November 6, 2015, we entered into a First Amendment and Consent to our Senior Credit Facility (the “First Amendment”).
The First Amendment modifies the calculation of cash EBITDA under the Senior Credit Facility to exclude up to $130 million of expenses related to the proposed settlements with the FTC and representatives of a national class of consumers, potential settlements with certain states' attorneys general and fees incurred in relation to the litigation and potential settlements.
In addition, pursuant to the First Amendment, through the end of the fourth full fiscal quarter ending after the date on which the courts have approved the settlement agreements with the FTC and the national class of consumers (the “Settlement Date”), we are required to comply with certain additional financial and reporting covenants in the Senior Credit Facility.
Further, until the later of the one year anniversary of the Settlement Date and the date on which we have received court approval with at least 50% of the state attorney generals that have proceedings pending or initiated on or before November 6, 2016 related to issues presented in the FTC Order, if any, the revolving line of credit under the Senior Credit Facility is limited to letters of credit in the ordinary course of business not to exceed $2 million in the aggregate at any one time and certain permitted acquisitions of up to $25 million in the aggregate, unless a higher amount is consented to by the holders of 66 2/3% of the aggregate revolving commitments.
Pursuant to terms of the First Amendment, the Company is also subject to additional limitations and conditions on making certain types of payments (including dividends, redemptions or other distributions) with respect to Company equity interests.
At September 30, 2015 we were in compliance with all the covenants of the Senior Credit Facility.
As of September 30, 2015, we had an outstanding letter of credit in the amount of $0.3 million.
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
Evaluation of Disclosure Controls and Procedures
Management, together with our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective as of September 30, 2015.
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
On March 13, 2014, we received a request from the FTC for documents and information related to our compliance with the FTC Order. Prior to our receipt of the FTC’s request, we met with FTC Staff on January 17, 2014, at our request, to discuss issues regarding allegations that have been asserted in a whistleblower claim against us relating to our compliance with the FTC Order. On October 29, 2014, we completed our responses to the FTC’s March 13, 2014 request for information, and on January 5, 2015, we provided responses to subsequent FTC requests for additional information. On July 21, 2015 the FTC lodged, under seal, in the United States District Court for the District of Arizona, a motion seeking to hold us in contempt of the FTC Order. On October 28, 2015, we signed an offer of settlement with the FTC staff to present to the FTC to resolve the contempt allegations. The offer remains subject to the FTC's approval and entry by the court.
On January 19, 2015, plaintiffs Napoleon Ebarle and Jeanne Stamm filed a nationwide putative consumer class action lawsuit against us in the United States District Co. for the Northern District of California. The plaintiffs allege that we have engaged in deceptive marketing and sales practices in connection with our membership plans in violation of the Arizona Consumer Fraud Act and seek declaratory judgment under the Federal Declaratory Judgment Act. On March 27, 2015, plaintiffs filed an amended complaint, adding an additional plaintiff, Brian Litton, adding a breach of contract claim, and expanding the class period to include all members enrolled in one of the company’s identity theft protection plans since January 1, 2010, through the present. On November 3, 2015, LifeLock signed an agreement to settle the Ebarle Class Action and release all of the class’s related claims. The Ebarle Class Action settlement remains subject to court approval. On November 4, 2015, plaintiffs filed a motion for preliminary approval. A hearing on the motion for preliminary approval is currently scheduled for December 17, 2015.
On January 29, 2015, plaintiff Etan Goldman filed a California putative consumer class action complaint against us in Santa Clara Superior Court in San Jose, California. The complaint alleges that we violated California’s Automatic Renewal Law and Unfair Competition Law by failing to provide required disclosures concerning our auto renewal terms and cancellation policies. The complaint also seeks certification of a class consisting of all persons in California who had purchased subscriptions to identity theft protection services from us since December 1, 2010, injunctive relief, compensatory damages, restitution, and attorneys’ fees and costs. On May 15, 2015, the parties executed a class-wide settlement agreement. On July 24, 2015, the Court preliminarily approved the settlement. If the settlement is finally approved, current and former LifeLock members with a California billing address who were enrolled in a LifeLock protection plan or subscription service between December 1, 2010, and July 24, 2015, and paid one or more auto renewed monthly or annual membership fees will automatically receive a cash payment, unless they opt-out of the settlement. Notice of the settlement has been distributed to the class. Class members have until November 23, 2015, to object to the Settlement or opt-out of the Settlement. The final approval hearing is currently scheduled for February 5, 2016.
On March 20, 2014, Michael D. Peters filed a complaint in United States District Court for the District of Arizona against us, Kim Jones, and Cristy Schaan.  Mr. Peters’ claim against Mr. Jones, who is not affiliated with us, and Ms. Schaan, who was our Chief Information Security Officer, are no longer pending in the case due to a settlement between Mr. Peters and Mr. Jones and the court’s dismissal of Mr. Peters’ claim against Ms. Schaan.  In his complaint, Mr. Peters alleges that we violated the whistleblower protection provisions of the Sarbanes-Oxley Act and the Dodd-Frank Act by terminating Mr. Peters' employment as a result of alleged disclosures that he made to us.  Mr. Peters' complaint seeks two times his back pay, two times the value of certain stock options and bonus, moving expenses, damages for emotional harm and anxiety, damages for harm to reputation, litigation costs including attorneys' fees, and interest.  On April 21, 2014, we filed an answer, affirmative defenses, and counterclaims, answering Mr. Peters' claim under the Sarbanes-Oxley Act and asserting counterclaims against Mr. Peters for fraud, negligent misrepresentation, breach of contract, and unjust enrichment, based on our allegations that we were induced to hire Mr. Peters by his false statements and misrepresentations regarding his employment history and seeking to recover actual and consequential damages, punitive damages, attorneys' fees, and the signing bonus paid to Mr. Peters.  Mr. Peters answered our counterclaims on May 7, 2014.  On April 21, 2014, we also filed a motion to dismiss Mr. Peters' claim under the Dodd-Frank Act.  On June 2, 2014, Mr. Peters filed a motion for judgment on the pleadings directed to our unjust enrichment counterclaim, one of the four counterclaims we brought against Mr. Peters.  The court ruled on all of the pending motions on September 19, 2014, denying our motion and the motion filed by Mr. Peters. On October 3, 2014, we filed an amended answer responding to both of the claims Mr. Peters asserted against us. On January 22, 2015, the court entered a scheduling order containing certain deadlines for the case, including the completion of all discovery by October 30, 2015, the filing of any dispositive motions by December 4, 2015, and the filing of certain pre-trial submissions by March 4, 2016.  On October 28, 2015, we entered into a Settlement Agreement and Mutual Release of Claims with Mr. Peters that resolves the case in its entirety and provides for the case, including all claims and counterclaims, to be dismissed with prejudice no later than early December.

On August 1, 2014, our subsidiaries Lemon and Lemon Argentina, S.R.L. (Lemon Argentina, and together, the Lemon Entities) filed a lawsuit in Santa Clara Superior Court in San Jose, California, against Wenceslao Casares, former General Manager of Lemon, Cynthia McAdam, former General Counsel of Lemon, and Federico Murrone, Martin Apesteguia and Fabian Cuesta, each a former employee and former member of the Board of Directors of Lemon Argentina (the “Argentine Executives”). The complaint alleges breaches of employment-related contracts and breaches of fiduciary duty involving each named individual’s work for third-party Xapo, Inc. and/or Xapo, Ltd. during their employment by the applicable Lemon Entity.  The parties, including the Argentine Executives, engaged in mediation in August 2014 in Buenos Aires, Argentina, and again in December 2014 in San Francisco, California, but were unable to settle any claims. On January 30, 2015, the Lemon Entities filed a second amended complaint alleging breaches of employment-related contracts, breaches of fiduciary duties, and fraud, and seeking declatory relief against Mr. Casares, Ms. McAdam, and the Argentine Executives.  Mr. Casares and Ms. McAdam demurred to the Second Amended Complaint on May 1, 2015, which the court overruled in its entirety on July 2, 2015.  Mr. Casares and Ms. McAdam answered the Second Amended Complaint on July 24, 2015 and are currently participating in active written discovery with the Lemon Entities.  The Argentine Executives entered their appearances in the litigation on July 24, 2015.  They filed a motion to dismiss for inconvenient forum on September 8, 2015, set to be heard on December 4, 2016.
Mr. Casares also filed a cross-claim against us and Lemon, Inc. (now Lemon, LLC) on July 24, 2015, for breach of contract, breach of the implied covenant of good faith and fair dealing, conversion, unjust enrichment, and declaratory relief, all arising from the termination of his employment.  He filed an amended cross-claim asserting the same causes of action on September 22, 2015.  We, along with Lemon, LLC, filed a motion to dismiss the amended cross-claim on October 22, 2015.
Mr. Casares filed a separate complaint against us, Lemon, LLC, and Shareholder Representative Services LLC (“SRS”) in Delaware Chancery Court on October 7, 2015 for breach of contract and seeking a declaratory judgment.  The action concerns a December 12, 2014 settlement agreement that resolved certain disputes against other former shareholders of Lemon, Inc. arising out of our December 11, 2013 Lemon acquisition.  We, along with Lemon, LLC, moved to dismiss the complaint on October 28, 2015.  We have been informed that SRS sought and received an extension of time to respond to the complaint on or before November 9, 2015.
On July 22, 2015, Miguel Avila, representing himself and seeking to represent a class of persons who acquired our securities from July 30, 2014 to July 20, 2015, inclusive, filed a class action complaint in the United States District Court for the District of Arizona. His complaint alleges that our CEO, our CFO, and we violated Sections 10(b) and 20(a) of the Securities Exchange Act by making materially false or misleading statements, or failing to disclose material facts about our business, operations, and prospects, including with regard to our information security program, advertising, recordkeeping, and our compliance with the FTC Order. The complaint seeks certification as a class action, compensatory damages, and attorney’s fees and costs. On September 21, 2015, four other Company stockholders, Oklahoma Police Pension and Retirement System, Oklahoma Firefighters Pension and Retirement System, Larisa Gassel, and Donna Thompson, and their respective attorneys all filed motions seeking to be appointed the lead plaintiff and lead counsel in this class action. On October 9, 2015, the Court appointed Oklahoma Police Pension and Retirement System and Oklahoma Firefighters Pension and Retirement System as Lead Plaintiffs. On October 19, 2015, the Court entered a scheduling order pursuant to which Lead Plaintiffs will file an amended complaint by December 10, 2015, and we, along with our CEO and CFO, will file a motion to dismiss that complaint by January 29, 2016.
On March 3, 2014, and March 10, 2014, two securities class action complaints were filed in the United States District Court for the District of Arizona, against us, our CEO, and our CFO, for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On June 16, 2014, the court consolidated the complaints into a single action captioned In re LifeLock, Inc. Securities Litigation and appointed a lead plaintiff and lead counsel. On August 15, 2014, the lead plaintiff filed the Consolidated Amended Class Action Complaint, or the Consolidated Amended Complaint, seeking to represent a class of persons who acquired our securities from February 26, 2013 to May 16, 2014, inclusive, or the Class Period. The Consolidated Amended Complaint alleged that we, along with our CEO, our CFO, and our President, violated Sections 10(b) and 20(a) of the Exchange Act by making materially false or misleading statements, or failing to disclose material facts regarding certain of our business, operational, and compliance policies, including with regard to certain of our services, our data security program, and our CEO’s compliance with the FTC Order. The Consolidated Amended Complaint alleged that, as a result, certain of our financial statements issued during the Class Period and certain public statements made by our President, our CEO, and our CFO during the Class Period, were false and misleading. The Consolidated Amended Complaint sought certification as a class action, compensatory damages, and attorneys’ fees and costs. On September 15, 2014, we, along with our President, our CEO, and our CFO, filed a motion to dismiss the Consolidated Amended Complaint. On December 17, 2014, the court dismissed the Consolidated Amended Complaint and gave the lead plaintiff 21 days to seek leave to amend. The lead plaintiff filed his Second Consolidated Amended Complaint on January 16, 2015. It contained similar allegations, but no longer named our President as a defendant. On January 30, 2015, we, along with our CEO and our CFO, filed a motion to dismiss the Second Consolidated Amended Complaint. On July 21, 2015, the court granted the motion to dismiss, without leave to amend, and entered judgment in our favor. On August 18, 2015, the lead plaintiff along with another shareholder, City of Hallandale Beach Police and Firefighters’ Personnel Retirement Fund, moved to vacate the judgment on the grounds that the FTC’s July 21, 2015 motion seeking to hold us in contempt of the FTC Order constituted surprise and newly discovered evidence. Plaintiffs also sought permission to file a Third Consolidated Amended Complaint. We, our CEO, and our CFO opposed plaintiffs’ motion. On September 18, 2015, the court denied plaintiffs’ motion to vacate the July 21, 2015 judgment and plaintiffs’ request to file another complaint.
On September 21, 2015, plaintiffs filed a notice of appeal with the Ninth Circuit Court of Appeals. Plaintiffs appeal from the lower court’s July 21, 2015 order dismissing the Second Consolidated Amended Complaint and entering judgment in our favor, and the court’s September 18, 2015 order denying plaintiffs’ motion to vacate that judgment. Pursuant to the appellate court’s scheduling order, the parties’ briefing of this appeal will be completed by February 16, 2016.
On September 23, 2015, Sridhar Manthangodu, a stockholder of ours, filed a derivative complaint captioned Manthangodu v. Davis, et al., in the Superior Court of the State of Arizona, Maricopa County. This derivative complaint, purportedly filed on our behalf (we are named as a nominal defendant in the action), alleges that certain of our directors (the “Director Defendants”) violated their fiduciary duties to LifeLock stockholders (and or aided and abetted in the violation of same) by failing to ensure that the we complied with the FTC Order. According to the complaint, the Director Defendants’ alleged breach of their fiduciary oversight duties has exposed us to “material liability,” because we must defend against the FTC’s July 21, 2015 motion seeking to hold us in contempt of the FTC Order, and the shareholder securities class action filed on July 22, 2015 discussed above. The complaint seeks unspecified monetary damages, a return to the company of all personal compensation received by the Director Defendants, as well as unspecified corporate governance reforms. On October 16, 2015, the parties jointly moved for a transfer of this matter to the Commercial Court of Maricopa County Superior Court. On October 20, 2015, that motion was granted and the action was transferred to the Commercial Court. We anticipate filing a Joint Pre-Trial Report and Proposed Scheduling Order soon.
On October 28, 2015, Larisa Gassel, a stockholder of ours, filed a derivative complaint captioned Gassel v. Davis, et al., in the United States District Court for the District of Arizona. This derivative complaint was purportedly filed on our behalf (we are named as a nominal defendant in the action), against certain of our directors (the “Individual Defendants”). The complaint alleges that the Individual Defendants violated their fiduciary duties to LifeLock stockholders (and/ or aided and abetted or conspired to commit such violations) by making materially false or misleading statements, or failing to disclose material facts regarding our business, operations, and prospects, including with regard to certain of our services, our data security program, and our compliance with the FTC Order, in certain public statements made by us, our CEO, and CFO during the period July 30, 2014 through April 30, 2015. Based on these same allegations, the complaint also makes claims of gross mismanagement, abuse of control, and unjust enrichment against the Individual Defendants. According to the complaint, the Individual Defendants’ conduct has damaged us through costs associated with the defense of the securities class actions discussed above and the compensation and benefits provided to the Individual Defendants, as well as through loss of reputation and goodwill. The complaint seeks unspecified monetary damages, unspecified restitution to the company from the Individual Defendants, certain corporate governance reforms, and attorneys’ fees and costs. As this action was very recently filed, there has been no significant activity in the case to date.
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
Except as set forth below, there have been no material changes to the other Risk Factors set forth under Part I - Item 1A. Risk Factors in our 2014 Form 10-K and Part II - Item 1.A Risk Factors in our Form 10-Q for the quarter ended June 30, 2015.

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
As previously disclosed, on October 28, 2015, we signed an offer of settlement with FTC Staff to present to the FTC to resolve the contempt allegations. The offer remains subject to the FTC's approval and entry by the court. On November 3, 2015, we signed an agreement to settle the Ebarle Class Action and release all of the class's related claims. The Ebarle Class Action settlement remains subject to court approval. If these settlements are not approved, we would need to have further discussions, which would divert further the attention of our management, key personnel and members of our board of directors, and we would likely incur additional costs for the negotiation and settlement of these matters with no assurance that we would be able to reach settlements on terms that are acceptable to us or at all. If the litigation proceeds, the legal and other costs associated with the defense of this action and the ultimate outcome of this action could have a material adverse effect on our business, reputation, product sales, financial condition, results of operation, and future prospects.
Because the companion orders we entered into with 35 states’ attorneys general imposed injunctive provisions similar to those in the FTC Order, we initiated preliminary settlement discussions with certain states’ attorneys general. We believe it is likely that some or all of those 35 states’ attorneys general will respond to us in settlement discussions or proceed with filing similar motions against us. Engaging in settlement discussions and defending ourselves in any litigation that arises against states’ attorneys general related to this matter, and other actions that could arise, will be costly and time-consuming and will divert management’s, key personnel’s, and members of our board of directors' attention from our business operations. Any of these occurrences could have a material adverse effect on our business, reputation, product sales, financial condition, results of operation, and future prospects.
It is also possible that other federal or local governmental agencies, at any time, will commence additional inquiries or investigations of our business practices and our compliance with the FTC Order. Moreover, there can be no assurance that, despite our best efforts to comply with the FTC Order, the other federal or local government agencies will interpret its orders in the same way. We believe the increased governmental and regulatory scrutiny will continue for the foreseeable future and could lead to additional meetings, inquiries, or investigations by governmental and regulatory agencies that regulate our business, including the FTC, the Department of Justice, the SEC, and the New York Stock Exchange. Responding to these inquiries, investigations, and actions may cause us to incur significant expenses and could divert the attention of our management, key personnel, and members of our board of directors from our business operations. Any determination that we violated any laws, regulations, or consent decrees could result in our liability for fines, damages, or other penalties, could require us to make changes to our services and business practices, and could cause us to lose customers, any of which could have a material adverse effect on our business, operating results, financial condition, and future prospects. In addition, recently, the media have been increasingly covering perceived noncompliance with consumer protection regulations and violations of notions of fair dealing with customers. Accordingly, we may be susceptible to peremptory charges by the media and others of regulatory noncompliance and unfair dealing.

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
In March 2010, we and Todd Davis, our Chairman and CEO, entered into the FTC Order. The FTC Order was the result of a settlement of allegations that certain of our advertising and marketing practices constituted deceptive acts or practices in violation of the FTC Act. We did not admit to those allegations. Under the FTC Order, we are enjoined from making any misrepresentation of the means, methods, procedures, effects, effectiveness, coverage, or scope of our identity theft protection services. The FTC investigation of our advertising and marketing activities occurred during the time that we relied significantly on the receipt of fraud alerts from the credit reporting agencies for our members. The FTC believed that such alerts had inherent limitations in terms of coverage, scope, and timeliness. Many of the allegations in the FTC complaint, which accompanied the FTC Order, related to the inherent limitations of using credit report fraud alerts as the foundation for identity theft protection. The FTC Order also includes injunctive provisions relating to our data security for members’ personally identifiable information. At the same time, we entered into companion orders with 35 states’ attorneys general that imposed injunctive provisions similar to those in the FTC Order.
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
As previously disclosed, on October 28, 2015, we signed an offer of settlement with FTC Staff to present to the FTC to resolve the contempt allegations. The offer remains subject to the FTC's approval and entry by the court. On November 3, 2015, we signed an agreement to settle the Ebarle Class Action and release all of the class's related claims. The Ebarle Class Action settlement remains subject to court approval. If these settlements are not approved, we would need to have further discussions which would divert further the attention of our management, key personnel and members of our board of directors, and there can be no assurance that we would be able to reach settlements on terms that are acceptable to us or at all. If the litigation proceeds, the legal and other costs associated with the defense of this action and the ultimate outcome of this action could have a material adverse effect on our business, reputation, product sales, financial condition, results of operation, and future prospects.
As of September 30, 2015, we have accrued $116 million for this matter, including a $3 million accrual for a potential settlement with certain states’ attorneys general for related claims. If these settlements are not approved, we will likely incur additional costs related to the negotiation and settlement of the matters. Because the companion orders we entered into with 35 states’ attorneys general imposed injunctive provisions similar to those in the FTC Order, we initiated preliminary settlement discussions with certain states’ attorneys general. We believe it is likely that some or all of those 35 states’ attorneys general will respond to us in settlement discussions or proceed with filing similar motions against us.
We cannot, however, predict the outcome of the matter with respect to the states’, and therefore, the ultimate resolution of the matter is not estimable. Engaging in settlement discussions and defending ourselves in any litigation that arises against states’ attorneys general related to this matter, and other actions that could arise, could be costly and time consuming, could divert our management's, key personnel's, and members of our board of directors' attention from our business operations, could lead to additional claims, and could cause us to lose customers. The outcome of the settlement discussions with the states’ attorneys general and potential related actions could result in liability for damages, fines, penalties, and injunctive relief. Any of these occurrences could have a material adverse effect on our business, operating results, financial condition, and prospects.

The outcome of litigation or regulatory proceedings could subject us to significant monetary damages, restrict our ability to conduct our business, harm our reputation, and otherwise negatively impact our business.
As previously disclosed, on October 28, 2015, we signed an offer of settlement with FTC Staff to present to the FTC to resolve the contempt allegations. The offer remains subject to the FTC's approval and entry by the court. On November 3, 2015, we signed an agreement to settle the Ebarle Class Action and release all of the class's related claims. The Ebarle Class Action settlement remains subject to court approval. In light of these agreements, we have accrued $116 million in total reserves, including $3 million reserve for a potential settlement with certain states’ attorneys general for related claims. If these settlement agreements are not approved, we will likely incur additional costs and expenses for the negotiation and settlement of these matters. If we are required to renegotiate these settlements, we may be unable to reach settlement on terms acceptable to us or at all and costly litigation would likely result. Further, as a result of these matters, including the settlement agreements themselves, we could face negative publicity, our reputation could be harmed, we could lose customers, including enterprise customers, and our ability to win new customers could be impeded any of which could have a material adverse effect on our business, operating results, financial condition and our future prospects.
We are also presently subject to various securities, consumer class action, and shareholder derivative complaints as described in more detail in this Form 10-Q. We also anticipate that the FTC settlement and the recent volatility in the trading price of our stock may result in our stockholders filing additional securities class actions and shareholder derivative complaints against us, our officers, and directors.
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
The agreement governing our senior credit facility with Bank of America contains covenants that limit various actions that we may take, including the following:
•incurring additional indebtedness;
•granting additional liens;
•making certain investments and distributions;
•merging, dissolving, liquidating, consolidating, or disposing of all or substantially all of our assets;
•certain acquisitions;
•prepaying and modifying debt instruments; and
•entering into transactions with affiliates.

These restrictions could limit our ability to finance our future operations or capital needs, make acquisitions, or pursue available business opportunities. Our senior credit facility also requires us to maintain specified financial ratios and satisfy financial condition tests at the end of each fiscal quarter. Our ability to meet these financial ratios and tests can be affected by events beyond our control, and we may not meet those tests. We may be required to take action to reduce our indebtedness or to act in a manner contrary to our business objectives to meet these ratios and satisfy these covenants. For example, under the terms of the recent amendment to our senior credit facility we are required to comply with certain additional financial and reporting covenants, including maintaining a minimum cash EBITDA. Pursuant to the amendment, we are also subject to certain limitations and conditions on borrowing, on acquisitions, and on making certain types of payments with respect to our equity interests. We could also incur additional indebtedness in the future having even more restrictive covenants.
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
The following table provides information regarding our repurchases of common stock during the three-months ended September 30, 2015. All of the shares of common stock were surrendered to us to satisfy tax withholding obligations associated with the vesting of restricted stock.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2015 - July 31, 2015	—	—	—	—
August 1, 2015 - August 31, 2015	—	—	—	—
September 1, 2015 - September 30, 2015	3,216	$8.84	—	—

Item 5.	Other Information
Entry Into a Material Definitive Agreement.
On November 6, 2015, we entered into a First Amendment and Consent (the “First Amendment”) to our Credit Agreement, with Bank of America, N.A. as administrative agent, swing line lender and L/C issuer, Silicon Valley Bank as syndication agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated as sole lead arranger and sole book manager, and the lenders from time to time party thereto (the “Credit Agreement”). We refer to the Credit Agreement and related documents, as amended by the First Amendment, as the Senior Credit Facility.
The First Amendment modifies the calculation of cash EBITDA under the Senior Credit Facility to exclude up to $130 million of expenses related to the proposed settlements with the FTC and representatives of a national class of consumers, potential settlements with certain state attorney’s general and fees incurred in relation to the litigation and potential settlements.

In addition, pursuant to the First Amendment, through the end of the fourth full fiscal quarter ending after the date on which the courts have approved the settlement agreements with the FTC and the national class of consumers (the “Settlement Date”), we are required to comply with certain additional financial and reporting covenants in the Senior Credit Facility.
Further, until the later of the one year anniversary of the Settlement Date and the date on which we have received court approval with at least 50% of the state attorney generals that have proceedings pending or initiated on or before November 6, 2016 related to issues presented in the FTC Order, if any, the revolving line of credit under the Senior Credit Facility is limited to letters of credit in the ordinary course of business not to exceed $2 million in the aggregate at any one time and certain permitted acquisitions of up to $25 million in the aggregate, unless a higher amount is consented to by the holders of 66 2/3% of the aggregate revolving commitments.
Pursuant to terms of the First Amendment, we are also subject to additional limitations and conditions on making certain types of payments (including dividends, redemptions or other distributions) with respect to our equity interests.

Item 6.	Exhibits.

Exhibit No.
10.1	Offer Letter Agreement between LifeLock, Inc. and Ramakrishna (“Schwark”) Satyavolu, dated September 2, 2015.

10.2	Severance Agreement between LifeLock, Inc. and Ramakrishna (“Schwark”) Satyavolu, dated September 2, 2015.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFELOCK, INC.

Date:	November 9, 2015	By:	/s/ Todd Davis
		Name:	Todd Davis
		Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2015	By:	/s/ Chris Power
		Name:	Chris Power
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)