Form 10-K
period 2015-12-31
LIFELOCK, INC.
filed 2016-02-23
CIK 1383871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	New York Stock Exchange

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was approximately $1.4 billion based on the closing price of such stock as reported on the New York Stock Exchange on such date.
As of February 17, 2016, there were outstanding 91,803,481 shares of the registrant’s common stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2015.

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
Overview
We are a leading provider of proactive identity theft protection services for consumers and consumer risk management services for enterprises. We protect our members by monitoring certain identity-related events, such as new account openings and credit-related applications. If we detect that a member’s personally identifiable information is being used, we offer notifications and alerts, including actionable alerts for new account openings and applications, in order to monitor use of their identity and allow our members to confirm valid or unauthorized identity use.  If a member confirms that the use of his or her identity is unauthorized, we can take actions designed to help protect the member’s identity and help determine whether there has been an identity theft. In the event that an identity theft has actually occurred, we can take actions designed to help restore the member’s identity through our remediation services. Our remediation service team works directly with government agencies, merchants, and creditors to remediate the impact of the identity theft event utilizing our remediation expertise on behalf of our members. We protect our enterprise customers by delivering on-demand identity risk, identity authentication, and credit information about potential consumers. Our enterprise customers use this information in real time to make decisions about opening or modifying accounts and providing products, services, or credit to consumers to reduce financial losses from identity fraud.
The foundation of our identity theft protection services is the LifeLock ecosystem. This ecosystem combines large data repositories of personally identifiable information and consumer transactions, proprietary predictive analytics, and a highly scalable technology platform. Our members and enterprise customers enhance our ecosystem by continually contributing to the identity and transaction data in our repositories. We apply predictive analytics to the data in our repositories to provide our members and enterprise customers actionable intelligence that helps protect against identity theft and identity fraud. As a result of our combination of scale, reach, and technology, as well as our comprehensive transaction and new account alerting, remediation services, and $1 million service guarantee backed by an identity theft insurance policy, we believe that we offer our members a proactive and comprehensive identity theft protection service. In addition we believe, we have the most recognized brand in the identity theft protection services industry.
We offer our consumer services on a monthly or annual subscription basis. As of December 31, 2015, we served approximately 4.2 million paying members an increase of 16% as compared to December 31, 2014 and, as of December 31, 2015, our annual member retention rate was 86.5%. As of December 31, 2015, we served more than 350 enterprise customers, including four of the top five retail card issuers, four of the top five U.S. wireless service providers, and four of the top five U.S. credit card issuers, as ranked based on assets, subscribers, and purchase volume, respectively.
We generated revenue of $587.5 million in 2015, an increase of $111.5 million from $476.0 million in 2014. The increase was driven primarily by organic growth in our consumer segment of approximately 24.5%.
Industry Overview
Identity theft and identity fraud are significant problems for both consumers and enterprises and are becoming more pervasive as transactions and communications become increasingly digital and mobile. Identity theft typically occurs when an unauthorized party gains access to an individual’s personally identifiable information, such as the individual’s social security number, name, address, phone number, or date of birth. Identity fraud is the actual fraudulent misuse of the personally identifiable information for financial gain, including purchasing products or services, making withdrawals, modifying existing accounts, or creating false accounts.
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
Identity theft has been the most reported consumer complaint in the United States for the past 15 years, according to the Federal Trade Commission, or the FTC. According to Javelin Strategy & Research, in 2015 there were 13.1 million identity theft victims in the United States, or a victim every two seconds and the estimated cost of identity fraud in the United States in 2015 was $15 billion.

A number of trends are contributing to an increased rate of identity theft and identity fraud, including the following:

•
Increasing number of data breaches. Enterprises that act as custodians of personally identifiable information are increasingly subject to hacking, data breaches, and loss of mobile devices with stored personal information, as we saw at the end of 2013 and throughout 2015 with a series of breaches at a number of large retailers and large health care providers. According to the Data Protection & Breach Report published by Online Trust Alliance in 2015, 904 million records were exposed by data breaches during 2014, leaving millions of consumers exposed to an increased risk of identity theft. Javelin Strategy & Research estimates that one in five data breach victims suffered fraud in 2015 this was up from one in seven in 2014.

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

Market Opportunity
We believe that there is a significant, underpenetrated market opportunity for proactive identity theft protection services for consumers and consumer risk management services for enterprises. Based on our research indicating that two-thirds of U.S. adults are concerned about identity theft, we believe the total addressable market for our consumer identity theft protection services is approximately 148 million adults in the United States alone. We focus our efforts on adults with a household income in excess of $50,000 per year and who are concerned about identity theft, of which we estimate there are approximately 78 million in the United States. Additionally, international markets could provide substantial opportunities for us in the future, if we chose to pursue them and tailor our offerings to the different identity elements and regulatory requirements in those markets. We believe the total addressable market for our enterprise consumer risk management services includes approximately 3.4 billion transactions per year, based on our analysis of industry research, public filings, industry trade publications, and U.S. government studies.
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

The LifeLock Ecosystem

Member Data Elements & Authenticating Responses
Predictive Analytics
Data Repository
Technology Platform
Identity Use Alerts
Real-time ID Scores
Cross-Industry Data Elements
Data growth builds momentum

In our consumer business, we protect our members in a number of different ways. First, by monitoring identity-related events, such as new account openings and applications, that may present a risk of identity theft. If we detect that a member’s personally identifiable information is being used, we send notifications and alerts, including actionable alerts for new account openings and applications, to the member via text message, phone call, mobile application, or e-mail through our LifeLock Identity Alert system that allows the member to confirm valid or unauthorized identity use. However, we only issue phone alerts between 9 am and 9 pm in order to be respectful of our members. Phone alerts that would otherwise be sent after 9 pm are sent at 9 am the following morning. If a member confirms that the use of his or her identity is unauthorized, we can take actions designed to help protect the member's identity and help determine whether there has been an identity theft. Member responses to our alerts provide information that enhances the member’s profile in the LifeLock ecosystem, which helps improve the identity protection we can provide that member in the future. In addition, we notify our members of events or potential threats and exposures related to their personally identifiable information, such as a change of a member’s address or the appearance of a member’s personally identifiable information on a known criminal website or a peer-to-peer network. Although our network covers a large number of financial institutions, merchants, banks, and wireless carriers, it does not cover every institution or transaction, and therefore a member may not receive a LifeLock alert every time that his or her personally identifiable information is being used. However, in the event that an identity theft has actually occurred, we can take actions designed to help restore the member's identity through our remediation services. Our remediation service team works directly with government agencies, merchants, and creditors to remediate the impact of the identity theft event utilizing our remediation expertise on behalf of our members. This includes our $1 million service guarantee, which is backed by an identity theft insurance policy, under which we will spend up to $1 million to cover certain third-party expenses incurred in connection with the remediation, such as legal and investigatory fees. This insurance also covers certain out-of-pocket expenses to the member, such as loss of income, replacement of fraudulent withdrawals, and costs associated with child and elderly care, travel, stolen purse/wallet, and replacement of documents.
In our enterprise business, we provide consumer risk management services, including delivering our on-demand identity risk, identity-authentication, and credit information about consumers to our enterprise customers in their daily transaction flows. Our enterprise customers utilize this information in real time to authenticate their customers, assess their risk profile, and enhance the enterprise’s decision process with respect to base account opening, lending, credit, and other risk-based decisions. By integrating our services into their business processes, our enterprise customers can reduce potential financial losses from identity fraud. Information generated from the transaction flow at our enterprise customers is transmitted back to our data repositories, which continually enhances the LifeLock ecosystem and helps strengthen the services we can provide to our customers in the future.
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

•
Most comprehensive service offerings. The LifeLock ecosystem, as well as our comprehensive transaction and new account alerting, remediation services, and $1 million service guarantee backed by an identity theft insurance policy, has enabled us to develop what we believe to be proactive and comprehensive identity theft protection services for consumers and consumer risk management services for enterprises. The breadth and depth of our data and our predictive analytics coupled with the confirmatory alert feedback from our members provides our enterprise customers with a more effective risk assessment of their customers.

•
Leadership position. We believe that we have a leading brand in the identity theft protection services industry. Ongoing surveys commissioned by us since 2010 indicate that our unaided brand awareness is between two and three times higher than our nearest competitor. We have developed our highly recognized brand through our core value proposition, comprehensive service offerings, marketing strategy, and emphasis on customer service. We believe that our brand awareness, technology, and service offerings contribute to our ability to maintain and grow our leadership position in the identity theft protection and consumer risk management services markets.

Our Strategy
Our goal is to be the leading provider of proactive identity theft protection services for consumers and consumer risk management services for enterprises. The key elements of our strategy to achieve this goal include the following:

•
Extend our leadership position through continued enhancement of our services. The identity theft protection services industry is large and expanding and provides a significant growth opportunity. We intend to grow our business by introducing new services and expanding the services we offer, such as the LifeLock Privacy Monitor, which was incorporated into our product suite in November 2015. We believe there are many additional areas in which protection and authentication of personally identifiable information is important, such as password management and protection and tax return fraud protection, and we intend to explore and consider these markets.

•
Expand our data repositories and analytics. We intend to expand our data repositories with valuable and differentiated data from new and existing enterprise customers and continue to supplement our repositories with data from third-party fulfillment partners. If we continue to grow our membership base, we expect an increase in the number of alerts and responses to such alerts flowing through the LifeLock ecosystem to reinforce the breadth and depth of our data and visibility into consumer behavior. We intend to continue to enhance our algorithms to apply more sophisticated analytics to more types of consumer transactions and to improve our ability to detect potential identity theft attempts more effectively.

•
Grow our customer base. We intend to leverage our marketing campaigns and existing and new strategic partners as well as the relationships with our enterprise customers to grow our membership base. We believe that continued investments in these areas coupled with investments in technology offerings and infrastructure will allow us to enhance our premium brand and product superiority message, increase awareness of the need for our consumer services, and enhance our ability to efficiently acquire new members. We also intend to leverage the effectiveness of the LifeLock ecosystem to demonstrate to potential new enterprise customers the benefits of becoming part of our ecosystem with the goal of expanding our enterprise customer base.

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

•
Increase sales to existing customers. We believe the strong customer satisfaction we maintain with our members provides us with the opportunity to engage them in new services offerings. We also believe a substantial opportunity exists to increase the penetration of our premium-level consumer services. Over time, we plan to add additional service offerings for our members to further drive monetization. In our enterprise business, we believe we have the opportunity to attain deeper penetration of our existing customers’ organizations by expanding across various departments and new lines of business within enterprises that already use our service and by adding new services.

The LifeLock Ecosystem
The core of our solution is the LifeLock ecosystem, which enables us to offer what we believe to be a proactive and comprehensive approach to identity theft protection and consumer risk management services. In addition to our extensive network of members, enterprise customers, and third-party fulfillment partners, the key components of our ecosystem include the following:
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
Predictive Analytics
We apply patented and proprietary predictive analytics to the data in our repositories to generate actionable intelligence that helps detect identity theft and identity fraud. We leverage these patented analytics and other related processes to provide real-time visibility into personal data topologies, which we define as a collection of unique identity elements and the connectedness of these elements to each other and to other people, and transactions that indicate risk. Analysis of these data topologies reveals patterns that can be used to evaluate stability and authenticity of consumers as well as identify anomalies that suggest identity risk. For example, our analytics will not only reveal information about a consumer’s link to a known fraud or credit loss, but also to potential associations with identity thieves through sharing of an address or phone number or using the same personally identifiable information to attempt to establish new accounts at multiple enterprises at the same time. This information can be used by our enterprise customers to determine the identity risk of customers and potential fraud.
Technology Platform
We have built a technology platform that enables connectivity between our internal systems and our members, and enterprise customers. Our technology platform enables our enterprise customers to share transaction and performance data with us on an ongoing basis and allows us to deliver on-demand, proprietary risk scores and other identity risk-related metrics and reason codes for each transaction our enterprise customers run through the LifeLock ecosystem. Direct connection to our technology platform allows our enterprise customers to determine risk associated with a particular transaction on a sub-second basis. The technology behind our LifeLock Identity Alert system enables us to deliver alerts to our members and provides them with the ability to confirm back to us whether or not they are participating in a transaction. Based on a member’s response regarding participation in a transaction, we can take actions designed to protect both the member and the enterprise customer from becoming victims to a fraudulent transaction.
Our Services
We are a leading provider of proactive identity theft protection services for consumers and consumer risk management services for enterprises.

Consumer Services
We currently offer our identity theft protection services to consumer subscribers under our LifeLock Standard, LifeLock Advantage, LifeLock Ultimate Plus, and LifeLock Junior Services. In 2015 we announced LifeLock Benefit Elite, identity theft protection, created specifically for employers and brokers to offer as a benefit for employees. We also continue to offer, on a limited basis and for a limited time in connection with certain of our partnerships, our basic LifeLock, LifeLock Command Center, and premium LifeLock Ultimate services and continue to provide services to our existing members currently enrolled in our basic LifeLock, LifeLock Command Center, and premium LifeLock Ultimate services. At the heart of our consumer service offerings is our LifeLock Identity Alert system, which provides our members with certain notifications and alerts, including actionable alerts for new account openings and applications, and a response system for identity threats via text message, phone call, mobile application, or e-mail. We have continued to see success with our premium service offerings, including LifeLock Advantage, LifeLock Ultimate, and LifeLock Ultimate Plus, which accounted for more than 40% of our gross new members enrolled during 2015. As of December 31, 2015, over 30% of our cumulative ending members were enrolled in one of our premium service offerings. The following table summarizes the primary identity theft protection and remediation services that we currently offer to our members.
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
Our consumer services are enhanced by services provided by our third-party fulfillment partners, including ID Analytics which we own, Early Warning Services, LLC (EWS) and CSIdentity Corporation, or CSID. These services include, among others, credit monitoring, credit data and credit score products and services. We also provide alerts which consist of information regarding the checking and savings accounts of our members and the use of our members' personally identifiable information in connection with checking and savings accounts, a key feature of our consumer service offerings. In December 2015 we entered into a Consumer Disclosure Agreement with Equifax Consumer Services, LLC ("Equifax"). Pursuant to the Agreement, beginning on or around April 1, 2016 (the “Launch Date”) we will purchase certain credit products and services from Equifax, which will supplement our unique ID Analytics data and data from our other vendors.
Enterprise Services
Our consumer risk management services provide real-time visibility into consumer behavior that enables our enterprise customers to better assess the risk of identity fraud. Our flagship identity risk service, ID Score, delivers an accurate, on-demand assessment of the risk of an individual at account opening and throughout the customer lifecycle. Our consumer risk management services are designed to provide our enterprise customers with visibility into consumer behavior to enable them to better assess the risk of an individual and potential fraud, including the following:

•
Fraud detection and identity verification. Our services separate legitimate and suspicious identities in order to detect fraud and avoid customer friction and abandonment. Enterprises can quickly discern legitimate consumers from potentially risky individuals with our consumer risk management services designed to deliver a complete picture of the risk of an individual and potential fraud at any point in the customer lifecycle. This assessment enables enterprises to evaluate the answer to two fundamental questions: is the consumer who the consumer claims to be, and what is the risk of doing business with this consumer?

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
We use a variety of marketing programs to target members, including radio, television, and print advertisements; direct mail campaigns; our LifeLock Wallet mobile application; press coverage for our company and our services; online display advertising; paid search and search-engine optimization; third-party endorsements; and education programs. In 2015, we derived just over half of our gross new members from our consumer marketing programs.
Partner distribution channels. We utilize strategic and affiliate partner distribution channels to refer prospective members to us and assist us in selling our consumer services to our partners’ and affiliates’ customer bases. We have developed and implemented a national sales organization that targets new partners to enhance our partner distribution channels. In 2015, we derived just under half of our gross new members from our partner distribution channels. These channels include the following:

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
Customers
Members. As of December 31, 2015, we had approximately 4.2 million members. Our members range from those looking to minimize the risk of identity theft and identity fraud to those who have experienced the personal traumatic event of an identity theft and want the protection and services we provide. Most of our members are paying subscribers who have enrolled in our consumer services directly with us on a monthly or annual basis. A small percentage of our members receive our consumer services through a third-party enterprise that pays us directly, often as a result of a breach within the enterprise or by embedding our service within a broader third-party offering. We also sell our services as an employee benefit either directly to an employer as a benefit for their employees or to employees via a payroll deduction.
Enterprise Customers. We have approximately 50 direct enterprise customers, which include leading financial institutions, telecommunication and cable services providers, government agencies, and technology companies. Through our direct enterprise customers, we also provide our enterprise services to more than 350 indirect enterprise customers, including large retailers, automobile and mortgage lenders, and e-commerce providers. Enterprise customers generally pay us based on their monthly transaction volume with us. No single enterprise customer accounted for 15% or more of our total enterprise revenue in 2014 or 2015.
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

Intellectual Property
We protect our intellectual property rights primarily through a combination of foreign, federal, state, and common law and other proprietary rights, as well as contractual restrictions. We control access to our proprietary technology by entering into confidentiality and invention assignment agreements with our employees and contractors and confidentiality agreements with third parties.
In addition to these contractual arrangements, we also rely on a combination of patents, trademarks, service marks, domain names, copyrights, and trade secrets to protect our intellectual property. As of December 31, 2015, we held six U.S. patents covering various systems and methods for identity based fraud detection, and also had five U.S. patent applications pending. We pursue the registration of our trademarks, service marks, and domain names in the United States and in certain locations abroad. Our registered trademarks in the United States include “LifeLock,” “LifeLock Identity Alert,” our logo, “ID Analytics,” and “ID Score.”
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
Companies in the technology industry may own a large number of patents, copyrights, and trademarks and may frequently request license agreements, threaten litigation, or file suit against us based on allegations of infringement or other violations of intellectual property rights. From time to time, we face, and we expect to face in the future, allegations that we have infringed the trademarks, copyrights, patents, and other intellectual property rights of third parties, including our competitors. As we face increasing competition and as our business grows, we may face more claims of infringement.
Governmental Regulation
Our business and the information we use in our business is subject to a wide variety of federal, state, foreign, and local laws and regulations, including the FCRA, the Gramm-Leach-Bliley Act, the FTC Act and comparable state laws that are patterned after the FTC Act, and other similar laws, rules and regulations. We also are subject to federal and state laws and regulations relating to the channels in which we sell and market our services. In addition, our business is subject to the FTC Stipulated Final Judgment and Order for Permanent Injunction and Other Equitable Relief, which we refer to as the FTC Order, as well as the companion orders with 35 states’ attorneys general that we entered into in March 2010, as described below. We incur significant costs to operate our business and monitor our compliance with these laws, regulations, and consent decrees. Any changes to the existing applicable laws or regulations, or any determination that other laws or regulations are applicable to us, could increase our costs or impede our ability to provide our services to our customers, which could have a material adverse effect on our business, operating results, financial condition, and prospects. In addition, any of these laws or regulations may be subject to revision, and we cannot predict the impact of such changes on our business. Further, any determination that we have violated any of these laws, regulations, or consent decrees may result in liability for fines, damages, or other penalties, which could have a material adverse effect on our business, operating results, financial condition, and prospects.
We also are subject to federal, state, and foreign laws regarding privacy and protection of data. We post on our website our privacy policy and our terms and conditions, which describe our practices concerning the collection, use, transmission, and disclosure of data. Any failure by us to comply with our posted privacy policy or privacy-related laws and regulations could result in proceedings against us by governmental authorities or others, which could harm our business. In addition, the interpretation of data protection laws, and their application to the Internet, is unclear and in a state of flux. There is a risk that these laws may be interpreted and applied in conflicting ways from agency to agency, state to state, country to country, or region to region, and in a manner that is not consistent with our current data protection practices. Complying with these varying requirements, the evolving nature of all of these laws and regulations, the evolving nature of various governmental bodies’ enforcement efforts, and the possibility of new laws in this area, could increase our costs or impede our ability to provide our services to our customers, which could have a material adverse effect on our business, operating results, financial condition, and prospects. Further, any failure by us to adequately protect our members’ privacy and data could result in a loss of member confidence in our services and ultimately in a loss of members and enterprise customers, which could adversely affect our business.
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
As previously disclosed, on January 17, 2014, we met with FTC Staff, at our request, to discuss issues regarding allegations that were asserted in a whistleblower claim against us relating to our compliance with the FTC Order. On March 13, 2014, we received a request from the FTC for documents and information related to our compliance with the FTC Order. On October 29, 2014, we completed our responses to the FTC’s March 13, 2014 request for information. On January 5, 2015, we completed our responses to the FTC’s subsequent requests for clarification regarding certain information that we previously submitted. On July 21 2015, the FTC initiated a contempt action alleging that LifeLock had violated the FTC Order, which we refer to as the FTC Contempt Action. On December 17, 2015, we entered into a comprehensive settlement agreement with the FTC, pursuant to which we resolved all matters related to the FTC Contempt Action and representatives of a national class of consumers, which we refer to as the Consumer Class Action or the Ebarle Class Action. Under the terms of the settlement, $100 million was placed into the registry of the court overseeing the FTC Contempt Action, $68 million of which is to be distributed to the court overseeing Consumer Class Action to fund the consumer redress contemplated by the Consumer Class Action settlement, and the remaining $32 million of which is authorized to fund consumer redress ordered by any states’ attorneys general, provided that certain conditions are met. If all or part of the $32 million is not used for that purpose, it will revert to the FTC. At this stage, no states’ attorneys general have initiated proceedings against us alleging that we violated the companion orders from 2010. As of December 31, 2015, we have accrued $3 million for a potential settlement with states’ attorneys general. The ultimate resolution of the matter with the states’ attorneys general is uncertain and may involve a materially higher settlement than $3 million. In addition, as of December 31, 2015 we also have $13 million accrued for payment of plaintiff legal and administrative fees related to the nationwide consumer class action.
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
With the growing public concern regarding privacy and the collection, distribution, and use of consumer personal information, we believe we are in an environment in which there is an increased regulatory scrutiny concerning data collection and use practices and the provision and marketing of services, like ours, that seek to protect that information. We expect that kind of scrutiny to continue as the marketplace for services like ours continues to develop. In addition, we believe there has been a recent increase in whistleblower claims made to regulatory agencies, including whistleblower claims made by former employees, which we believe will likely continue, in part because of the provisions enacted by the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, that may entitle persons who report alleged wrongdoing to the Securities and Exchange Commission, or SEC, to cash rewards. Similarly, certain third parties with which we engage may use whistleblower claim threats to weaken our competition with them in the market. Often, the allegations underlying such claims to regulatory agencies result in federal and state inquiries and investigations.
Employees
As of December 31, 2015, we employed 788 people. At that date, we had 638 employees in our consumer business, of which 229 were engaged in member service and support, 180 in products and technology, 115 in marketing and strategic partnerships, and 114 in general and administration. At that date we also had 150 employees in our enterprise business, of which 106 were engaged in information technology, product development, and sales and marketing, 27 in software development and operations, and 17 in general and administration. We consider our relationship with our employees to be good, and none of our employees are represented by a union in collective bargaining with us.
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
We received our annual PCI-DSS Level 1 certifications for both our enterprise and consumer businesses in July of 2015. Additionally, we obtained a SOC II report covering our information security systems of our enterprise business in June 2015 and for our consumer business in December 2015.
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
Risks Related to Our Business and Industry
Excluding the settlement with the FTC and the nationwide consumer class action in fiscal year 2015, we have been continuously profitable year over year after incurring significant net losses from our inception through fiscal 2011, but we may not be able to maintain profitability on an annual basis in the future.
Excluding the settlement with the FTC and the nationwide consumer class action in fiscal 2015, we have been continuously profitable year over year after incurring significant net losses from our inception through 2011, but we cannot predict whether we will be able to maintain profitability on an annual basis in the future.
Our recent growth, including our growth in revenue and customer base, may not be sustainable or our growth rate may decline, and we may not generate sufficient revenue to maintain annual profitability. Moreover, we expect to continue to make significant expenditures to maintain and expand our business and to operate as a consolidated entity with ID Analytics and Lemon. We also may incur additional costs associated with our regulatory compliance as we are subject to a wide variety of federal, state and local laws and regulations. These expenditures may make it more difficult for us to maintain future annual profitability. Our ability to maintain annual profitability depends on a number of factors, including our ability to attract and service customers on a profitable basis. If we are unable to maintain annual profitability, we may not be able to execute our business plan, our prospects may be harmed, and our stock price could be materially and adversely affected.
If the security of confidential information used in connection with our services is breached or otherwise subject to unauthorized access, our reputation and business may be materially harmed.
Our services require us to collect, store, use, and transmit significant amounts of confidential information, including personally identifiable information, credit card information, and other critical data. We employ a range of information technology solutions, controls, procedures, and processes designed to protect the confidentiality, integrity, and availability of our critical assets, including our data and information technology systems. While we engage in a number of measures aimed to protect against security breaches and to minimize problems if a data breach were to occur, our information technology systems and infrastructure may be vulnerable to damage, compromise, disruption, and shutdown due to attacks or breaches by hackers or due to other circumstances, such as error or malfeasance by employees or third party service providers or technology malfunction. The occurrence of any of these events, as well as a failure to promptly remedy these events should they occur, could compromise our systems, and the information stored in our systems could be accessed, publicly disclosed, lost, stolen, or damaged. Any such circumstance could adversely affect our ability to attract and maintain customers as well as strategic partners, cause us to suffer negative publicity, and subject us to legal claims and liabilities or regulatory penalties. In addition, unauthorized parties might alter information in our databases, which would adversely affect both the reliability of that information and our ability to market and perform our services. Techniques used to obtain unauthorized access or to sabotage systems change frequently, are constantly evolving and generally are difficult to recognize and react to effectively. We may be unable to anticipate these techniques or to implement adequate preventive or reactive measures. Several recent, highly publicized data security breaches at other companies have heightened consumer awareness of this issue and may embolden individuals or groups to target our systems or those of our strategic partners or enterprise customers.

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
We operate in a highly competitive business environment. Our primary competitors are credit bureaus including Experian, Equifax, and TransUnion, as well as others, such as Affinion, EWS, Intersections, CSID, and LexisNexis. Some of our competitors have substantially greater financial, technical, marketing, distribution, and other resources than we possess that afford them competitive advantages. As a result, they may be able to devote greater resources to the development, promotion, and sale of services, to deliver competitive services at lower prices or for free, and to introduce new solutions and respond to market developments and customer requirements more quickly than we can. Some of our competitors may also be our vendors and may be in a position to impair our ability to compete with them as a result of such relationship. In addition, some of our competitors may have data that we do not have or cannot obtain without difficulty. Any of these factors could reduce our growth, revenue, access to valuable data, or market share.
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
We will be required to make significant investments in developing new services and we may be unable to complete the development of new offerings and services in the anticipated time frame or cost. We also will be subject to all of the risks inherent in the development of new services, including unanticipated technical or other development problems, which could result in material delays in the launch and acceptance of the services or significantly increased costs. In some cases, we may expend a significant amount of resources and management attention on service offerings that do not ultimately succeed in their markets. Because new service offerings are inherently risky, they may not be successful and may harm our operating results and financial condition.
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
Our revenue and operating results depend significantly on our ability to retain our existing customers, and add new customers, and any decline in our retention rates or failure to add new customers will harm our future revenue and operating results.
Our revenue and operating results depend significantly on our ability to retain our existing customers and add new customers. In our consume business from which we derive a significant portion of our revenue, we sell our services to our members on a monthly or annual subscription basis. Our members may cancel their membership with us at any time without penalty. In our enterprise business, our customers have no obligation to renew their agreements with us after the contractual term expires, and approximately 70% of our direct enterprise customers do not have monthly transaction minimums and, accordingly, may reduce their utilization of our services during the contractual term. We therefore may be unable to retain our existing members and enterprise customers on the same or on more profitable terms, if at all, and may generate lower revenue as a result of less utilization of our services by our enterprise customers. In addition, we may not be able to predict or anticipate accurately future trends in customer retention or enterprise customer utilization or effectively respond to such trends. Our customer retention rates and enterprise customer utilization may decline or fluctuate due to a variety of factors, including the following:

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
In addition we experienced a higher level of cancellations in the second half of 2015, driven by the announcement of the FTC litigation during the third quarter of 2015, which had a negative impact on the member retention rate.
If we do not retain our existing customers and add new customers, our revenue may grow more slowly than expected or decline, and our operating results and gross margins will be harmed. In addition, our business and operating results may be harmed if we are unable to increase our retention rates.
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
We have derived, and intend to continue to derive, a significant portion of our revenue from members who subscribe to our consumer services through one of our strategic partners. In 2015, we derived just under half of our gross new members from our partner distribution channels. These distribution channels involve various risks, including the following:

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

 Our inability to maintain our existing and secure new relationships with strategic partners could harm our revenue and operating results. The announcement of the FTC litigation in the third quarter 2015, impacted our enrollments from strategic partners through the second half of 2015.
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
Some of our strategic partners possess significant resources and advanced technical abilities. Some offer services that are competitive with our services and more may do so in the future, either alone or in collaboration with other competitors. Those strategic partners could give a higher priority to competing services or decide not to continue to offer our services at all. If any of our strategic partners discontinue or reduce the sale or marketing of our services, promote competitive services, or, either independently or jointly with others, develop and market services that compete with our services, our business and operating results may be harmed. In addition, some of our strategic partners may experience financial or other difficulties, causing our revenue through those strategic partners to decline, which would adversely affect our operating results. Some of our strategic partners may also experience a security breach that could impact our members or systems if they are not identified early and addressed successfully or can otherwise impact our business if we have to suspend or terminate those relationships as a result.
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
Our business and the information we use in our business is subject to a wide variety of federal, state, and local laws and regulations, including the FCRA, the Gramm-Leach-Bliley Act, the FTC Act and comparable state laws that are patterned after the FTC Act. In addition, laws governing credit information, consumer privacy and marketing, servicing of consumer products and services, and insurance products and services, govern out business information. Moreover, we are bound by the terms of the FTC Order, the companion orders with 35 states’ attorneys general that we entered into in March 2010, and the settlement we reached with the FTC in 2015. These laws, regulations, and orders cover, among other things, advertising, automatic subscription renewal, broadband residential Internet access, consumer protection, content, copyrights, credit card processing procedures, data protection, distribution, electronic contracts, member privacy, pricing, sales and other procedures, tariffs, and taxation. In addition, it is unclear how existing laws and regulations governing issues such as property ownership, sales and other taxes, and personal privacy apply to the Internet. We incur significant costs to operate our business and monitor our compliance with these laws, regulations, and orders. Any of these laws and regulations are subject to revision, and we cannot predict the impact of such changes on our business. Complying with these varying requirements, the evolving nature of all of these laws and regulations, the evolving nature of various governmental bodies’ enforcement efforts, and the possibility of new laws in this area, could increase our costs or impede our ability to provide our services to our customers. The occurrence of any of these could have a material adverse effect on our business, operating results, financial condition, and future prospect.
As previously disclosed, on July 21 2015, the FTC initiated the FTC Contempt Action alleging that LifeLock had violated the FTC Order. On December 17, 2015, we entered into a comprehensive settlement agreement with the FTC, pursuant to which we resolved all matters related to the FTC Contempt Action, and with representatives of a national class of consumers, which we refer to as the Consumer Class Action or the Ebarle Class Action. Under the terms of the settlement, $100 million was placed into the registry of the court overseeing the FTC Contempt Action, $68 million of which is to be distributed to the court overseeing Consumer Class Action to fund the consumer redress contemplated by the Consumer Class Action settlement, and the remaining $32 million of which is authorized to fund consumer redress ordered by any states’ attorneys general, provided that certain conditions are met. If all or part of the $32 million is not used for that purpose, it will revert to the FTC.
As of the date of this filing, no states’ attorneys general have initiated proceedings against us alleging that we violated the companion orders from 2010. However, because the companion orders we entered into with 35 states’ attorneys general imposed injunctive provisions similar to those in the FTC Order, we initiated preliminary settlement discussions with certain states’ attorneys general. As of December 31, 2015, we have accrued $3 million for a potential settlement with states’ attorneys general. The ultimate resolution of the matter with the states’ attorneys general is uncertain and may involve a materially higher settlement than $3 million. Engaging in settlement discussions and defending ourselves in any litigation that arises against states’ attorneys general related to this matter, and other actions that could arise, would be costly and time-consuming and would divert management’s, key personnel’s, and members of our board of directors' attention from our business operations. Any of these occurrences could have a material adverse effect on our business, reputation, product sales, financial condition, results of operation, and future prospects.
It is possible that other federal or local governmental agencies, at any time, will commence additional inquiries or investigations of our business practices and our compliance with the FTC Order. Moreover, there can be no assurance that, despite our best efforts to comply with the FTC Order, the other federal or local government agencies will interpret their orders in the same way. We believe the increased governmental and regulatory scrutiny will continue for the foreseeable future and could lead to additional meetings, inquiries, or investigations by governmental and regulatory agencies that regulate our business, including the FTC, the Department of Justice, the SEC, and the New York Stock Exchange. Responding to these inquiries, investigations, and actions may cause us to incur significant expenses and could divert the attention of our management, key personnel, and members of our board of directors from our business operations. Any determination that we violated any laws, regulations, or consent decrees could result in our liability for fines, damages, or other penalties, could require us to make changes to our services and business practices, and could cause us to lose customers, any of which could have a material adverse effect on our business, operating results, financial condition, and future prospects. In addition, recently, the media have been increasingly covering perceived noncompliance with consumer protection regulations and violations of notions of fair dealing with customers. Accordingly, we may be susceptible to peremptory charges by the media and others of regulatory noncompliance and unfair dealing.
Further, with the growing public concern regarding privacy and the collection, distribution, and use of consumer personal information, we believe we are in an environment in which there is increased regulatory scrutiny concerning data collection and use practices and the provision and marketing of services, like ours, that seek to protect that information. We expect that kind of scrutiny to continue as the marketplace for services like ours continues to develop.
Compliance with these federal, state and foreign regulations is generally our responsibility, and we could be subject to a variety of investigations, enforcement actions and/or private actions for any failure or perceived failure to comply with such regulations. Consumer complaints with respect to our industry have resulted in, and may in the future result in, state, federal and foreign regulatory and other investigations. In addition, we believe there has been a recent increase in whistleblower claims made to regulatory agencies, including whistleblower claims made by former employees or other third parties, including competitors. We believe these claims, will likely continue, in part because of the provisions enacted by the Dodd-Frank Act that provide for cash awards to persons who report alleged wrongdoing to the SEC.
Any changes to applicable regulations or new regulations could materially increase our compliance costs or impede our ability to provide our services to our customers. In addition, various governmental agencies have the authority to commence investigations and enforcement actions under these laws, regulations, and consent decrees, and private citizens may bring actions, including class action litigation and whistleblower claims, under some of these laws and regulations. The risk of our noncompliance with any rules and regulations interpreted differently by or otherwise enforced by a federal or state consumer protection authority or an enforcement agency in a foreign jurisdiction may subject us (and in some cases our management) to fines, consumer restitution, or various forms of civil or criminal prosecution, any of which could impede our ability to market our programs and services and reduce our revenue and profitability. While we have invested and expect to continue to invest significant resources to continuously improving our compliance practices and security measures, there is no assurance that such efforts will be sufficient when reviewed by an enforcement authority. Even an inadvertent failure to comply with these laws and regulations, as well as rapidly evolving expected standards, could adversely affect our business or our reputation. Certain types of noncompliance may also give our partners the right to terminate certain of our contracts or assert claims under our contracts. Also, the media often publicizes perceived noncompliance with consumer protection regulations and violations of notions of fair dealing with customers, and our industry is susceptible to peremptory charges by the media and others of regulatory noncompliance and unfair dealing. Any failure or perceived failure by us to comply with regulatory requirements could have a material adverse effect on our business and results of operations.
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
The CFPB has broad regulatory, supervisory, and enforcement powers and may exercise authority with respect to our services, or the marketing and servicing of those services, by overseeing our financial institution or credit reporting agency customers and suppliers, or by otherwise exercising its supervisory, regulatory, or enforcement authority over consumer financial products and services. Certain of our credit reporting agency customers and suppliers that meet the definition of a “larger participant” are included under the CFPB nonbank supervision program. The CFPB also created a section of its consumer complaint database for credit reporting complaints. Further, we believe that the CFPB has commenced review of certain of our financial institution customers and vendors, including their offering of some or all fee-based products. These or other actions by the CFPB could cause our credit agency customers and suppliers and financial institution customers to limit or change their business activities or condition their engagement with us on us changing our own practices, which could have a material adverse effect on our operating results. It is not certain whether the CFPB has, or will seek to exercise, supervisory or other authority directly over us or our services. Supervision and regulation of us or our enterprise customers by the CFPB could have a material adverse impact on our business and operating results, including the costs to make changes that may be required by us, our enterprise customers, or our strategic partners, and the costs of responding to examinations by the CFPB. In addition, the costs of responding to or defending against any enforcement action that may be brought by the CFPB, and any liability that we may incur, may have a material adverse impact on our business, results of operations, and financial condition. In the future, the CFPB may choose to enact new rules or amend currently existing rules which could further extend the scope of its jurisdiction with respect to our business activities or those of our customers and suppliers.
Changes in legislation or regulations governing consumer privacy and other consumer protection aspects may affect our ability to collect, distribute, and use personally identifiable information.
There has been increasing public concern about the use of personally identifiable information and vulnerability of security practices intended to protect it. As a result, many federal, state, and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, disclosure, protection and use of personally identifiable information. In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that apply to us. Because the interpretation and application of privacy, data protection and other consumer protection laws are still uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our services. If this is the case, in addition to the possibility of fines, lawsuits, and other claims, we could be required to fundamentally change our business activities and practices or modify our service offerings, which could have a material adverse effect on our business and our ability to retain our customers and partners. Any inability to adequately address privacy concerns, even if unfounded, or comply with applicable privacy, data protection or other consumer protection laws, regulations, and policies, could result in additional cost and liability to us, damage our reputation, affect our ability to attract new customers and maintain relationships with our existing customers, and adversely affect our business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our enterprise customers and strategic partners may limit the use and adoption of, and reduce the overall demand for, our services. Privacy concerns, whether valid or not, may inhibit market adoption of our services.
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
The FTC Order, as well as the companion orders with 35 states’ attorneys general and the FTC Contempt Action imposes on us injunctive provisions that could subject us to additional injunctive and monetary remedies.
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
As previously disclosed, on July 21, 2015, the FTC initiated the FTC Contempt Action alleging that LifeLock had violated the FTC Order. On December 17, 2015, we entered into a comprehensive settlement agreement with the FTC, pursuant to which we resolved all matters related to the FTC Contempt Action and the Consumer Class Action. Under the terms of the settlement, $100 million was placed into the registry of the court overseeing the FTC Contempt Action, $68 million of which is to be distributed to the court overseeing Consumer Class Action to fund the consumer redress contemplated by the Consumer Class Action settlement, and the remaining $32 million of which is authorized to fund consumer redress ordered by any states’ attorneys general, provided that certain conditions are met. If all or part of the $32 million is not used for that purpose, it will revert to the FTC. In addition, as of December 31, 2015 we also have $13 million accrued for payment of plaintiff legal and administrative fees related to the nationwide consumer class action.
As of the date of this filing, no states’ attorneys general have initiated proceedings against us alleging that we violated the companion orders from 2010. However, because the companion orders we entered into with 35 states’ attorneys general imposed injunctive provisions similar to those in the FTC Order, we initiated preliminary settlement discussions with certain states’ attorneys general. As of December 31, 2015, we have accrued $3 million for a potential settlement with states’ attorneys general. The ultimate resolution of the matter with the states’ attorneys general is uncertain and may involve a materially higher settlement than $3 million. Engaging in settlement discussions and defending ourselves in any litigation that arises against states’ attorneys general related to this matter, and other actions that could arise, would be costly and time-consuming and would divert management’s, key personnel’s, and members of our board of directors' attention from our business operations. The outcome of the settlement discussions with the states’ attorneys general and potential related actions could result in liability for damages, fines, penalties, and injunctive relief. Any of these occurrences could have a material adverse effect on our business, operating results, financial condition, and prospects.
The outcome of litigation or regulatory proceedings could subject us to significant monetary damages, restrict our ability to conduct our business, harm our reputation, and otherwise negatively impact our business.
As previously disclosed, on July 21 2015, the FTC initiated the FTC Contempt Action alleging that LifeLock had violated the FTC Order. On December 17, 2015, we entered into a comprehensive settlement agreement with the FTC, pursuant to which we resolved all matters related to the FTC Contempt Action and the Consumer Class Action. Under the terms of the settlement, $100 million was placed into the registry of the court overseeing the FTC Contempt Action, $68 million of which is to be distributed to the court overseeing Consumer Class Action to fund the consumer redress contemplated by the Consumer Class Action settlement, and the remaining $32 million of which is authorized to fund consumer redress ordered by any states’ attorneys general, provided that certain conditions are met. If all or part of the $32 million is not used for that purpose, it will revert to the FTC.
As of the date of this filing, no states’ attorneys general have initiated proceedings against us alleging that we violated the companion orders from 2010. However, because the companion orders we entered into with 35 states’ attorneys general imposed injunctive provisions similar to those in the FTC Order, we initiated preliminary settlement discussions with certain states’ attorneys general. The ultimate resolution of the matter with the states’ attorneys general is uncertain and may involve a settlement outside the FTC Contempt Action remaining $32 million settlement funds.
Engaging in settlement discussions and defending ourselves in any litigation that arises against states’ attorneys general related to this matter or otherwise, and other actions that could arise, would be costly and time-consuming. We may be unable to reach settlement on terms acceptable to us or at all and costly litigation would likely result. Further, as a result of these matters, including the settlement agreements themselves, we could face negative publicity, our reputation could be harmed, we could lose customers, including enterprise customers, and our ability to win new customers could be impeded any of which could have a material adverse effect on our business, operating results, financial condition and our future prospects.
We are also presently subject to various securities, consumer class action, and shareholder derivative complaints as described in more detail in this Form 10-K. The FTC settlement and the recent volatility in the trading price of our stock may result in our stockholders filing additional securities class actions and shareholder derivative complaints against us, our officers, and directors.
We cannot predict the outcome of these actions or proceedings, or any other actions or proceedings filed against us in the future, and the cost of defending such actions or proceedings could be material. Furthermore, defending such actions or proceedings could divert our management’s, key personnel’s, and members of our board of directors’ attention from our business operations. If we are found liable in any actions or proceedings, we may have to pay substantial damages, penalties, or fines, change the way we conduct our business, or lose customers, any of which may have a material adverse effect on our business, operating results, financial condition, and prospects. In addition, we are engaged in a dispute regarding insurance coverage for certain matters. If coverage is unavailable, we will be required to pay for any costs related to these matters out of pocket, which amounts may be material. There may also be negative publicity associated with litigation or regulatory proceedings that could harm our reputation or decrease acceptance of our services.
Moreover, we utilize contractors and third parties for various services, including certain advertising and promotions, which may result in misrepresentations made by such third parties being attributed to us or in additional claims or litigation against us. For example, a former service provider claimed that we misclassified her as an independent contractor, and we may be subject to other claims of this nature from time to time. These claims may be costly to defend and may result in our liability for damages, adverse tax consequences, and harm to our reputation, any of which could have a material adverse effect on our business, operating results, financial conditions, and future prospects.
We believe there has been a recent increase in whistleblower claims across our industry, including whistleblower claims arising after employee or vendor terminations or by competitors to impair competition, which will likely continue, in part because of the provisions enacted by the Dodd-Frank Act that may entitle persons who report alleged wrongdoing to the SEC to cash rewards. We anticipate that these provisions will result in a significant increase in whistleblower claims, and dealing with such claims could generate significant expenses and take up significant management and board time, even for frivolous and non-meritorious claims. Any investigations of whistleblower claims may impose additional expense on us, may divert our management’s, other key personnel’s, and members of our board of directors’ attention, and may result in fines and/or reputational damage whether or not we are deemed to have violated any regulations. We believe there also has been a recent increase in claims made to regulatory agencies by former employees. Often the allegations underlying such claims to regulatory agencies lead to meetings, inquiries, or investigations by the regulatory agencies about such claims, inquiries, or investigations by the agencies that regulate our business, including the FTC. Inquiries or investigation by regulatory agencies about such claims could generate significant expense and take up significant management and board time.
A limited number of enterprise customers provide a significant portion of our enterprise revenue, and our inability to retain these customers or attract new customers could harm our revenue and operating results and the efficacy and attractiveness of the LifeLock ecosystem.
ID Analytics has historically derived, and continues to derive, a significant portion of its revenue from a limited number of enterprise customers. For example, in 2015, 2014, and 2013, sales derived through ID Analytics’ top ten customers accounted for approximately 63%, 71%, and 65%, respectively, of ID Analytics’ revenue for those periods. Some of these customers also provide services that compete with our consumer services and, accordingly, may seek alternative services in the future. The loss of several of our enterprise customers, or of any of our large enterprise customers, could have a material adverse effect on our revenue and results of operations, as well as the efficacy and attractiveness of the LifeLock ecosystem.
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
These risks are increased by our acquisitions of ID Analytics and Lemon, and will be further increased by any acquisitions we may make in the future.
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
We have experienced rapid growth in a relatively short period of time. Our revenue grew from $18.9 million in 2007 to $587.5 million in 2015, and our members increased from approximately 30,000 on December 31, 2006 to approximately 4.2 million on December 31, 2015. In addition, our acquisitions of ID Analytics in March 2012 and Lemon in December 2013 increased our revenue, facilities, and number of employees, and we will likely hire additional employees in the future. We must successfully manage our growth to achieve our objectives. Our ability to effectively manage any significant growth of our business will depend on a number of factors, including our ability to do the following:

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
Any future acquisitions that we undertake could disrupt our business, fail to achieve the anticipated results, harm our operating results, and dilute stockholder value.
From time to time, we may review opportunities to acquire other businesses or other assets that would expand the breadth of services that we offer, strengthen our distribution channels, enhance our intellectual property and technological know-how, augment the LifeLock ecosystem and our data repositories, or otherwise offer potential growth opportunities. For example, in March 2012, we completed our acquisition of ID Analytics, in December 2013, we completed our acquisition of Lemon, and in August 2015 we completed our acquisition of BitYota. We may in the future be unable to identify suitable acquisition candidates or to complete the acquisition of candidates that we identify. Increased competition for acquisition candidates or increased asking prices by acquisition candidates may increase purchase prices for acquisitions to levels beyond our financial capability or to levels that would not result in the returns required by our acquisition criteria. Acquisitions also may become more difficult in the future as we or others, including our competitors, acquire the most attractive candidates. Unforeseen expenses, difficulties, and delays that we may encounter in connection with rapid expansion through acquisitions could inhibit our growth and negatively impact our operating results.
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
As a part of our acquisition strategy, we frequently engage in acquisition discussions. In connection with these discussions, we and potential acquisition candidates often exchange confidential operational and financial information, conduct due diligence inquiries, and consider the structure, terms, and conditions of the potential acquisition. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including, in some cases, management succession and related matters. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated, despite the expenditure of time and resources, which may affect our results.

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
We have acquired several businesses including ID Analytics in March 2012, Lemon in December 2013 and BitYota in August 2015. We may not realize all of the benefits anticipated with such acquisitions and may experience unanticipated detriments as a result of such acquisitions. As with any acquisition, we may be unable to complete effectively an integration of the management, operations, facilities, and accounting and information systems of the acquired business with our own; to manage efficiently the combined operations of the acquired business with our operations; to achieve our operating, growth, and performance goals for the acquired business; to achieve additional revenue as a result of our expanded operations; or to achieve operating efficiencies or otherwise realize cost savings as a result of anticipated acquisition synergies.
For example, we have an ongoing lawsuit and other claims against certain former executives and shareholders of Lemon, including its former General Manager, alleging breaches of employment related contracts, breaches of fiduciary duty, and fraud involving work for third party Xapo, Inc. and/or Xapo, Ltd. during their employment with Lemon. The outcome of this matter is unclear and although no counterclaims have been asserted against us, it is possible that they will be asserted in the future. In addition, in December 2014, we settled certain indemnification claims that we previously made with respect to our acquisition of Lemon, which resulted in a $5.0 million payment to us out of the escrow account established in connection with that acquisition.
The integration of acquired businesses, involves numerous risks, including the following integrating the different businesses, operations, locations, and technologies;

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
Our success depends to a significant extent upon the continued services of our current management team, including Todd Davis, who will remain our Chairman and Chief Executive Officer through March 1, 2016 and our Executive Vice Chairman of the Board following that date. Hilary Schneider will become our President and Chief Executive Officer on March 1, 2016. The loss of Mr. Davis, Ms. Schneider or one or more of our other key executives or employees could have a material adverse effect on our business. Other than Mr. Davis, we do not maintain "key person" policies on the lives of our executive officers or any of our other employees. We employ all of our executive officers and key employees on an at-will basis, and their employment can be terminated by us or them at any time, for any reason and without notice, subject, in certain cases, to severance payment rights. In order to retain valuable employees, in addition to salary and cash incentives, we provide stock options or other share-based compensation that vests over time. The value to employees of share-based compensation that vests over time will be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract offers from other companies.
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
Events such as a security breach at a large organization that compromise a significant number of our members’ personally identifiable information or that otherwise interfaces with our systems could result in a large number of identity-related events that in turn could severely strain our operations and have a negative impact on our business.
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
We may experience significant fluctuations in our revenue, expenses, and operating results in future periods. Our operating results may fluctuate in the future as a result of a number of factors, many of which are beyond our control. These fluctuations may result in declines in our stock price. Moreover, these fluctuations may make comparing our operating results on a period-to-period basis less meaningful and make our future results difficult to predict. You should not rely on our past results as an indication of our future performance. In addition, if revenue levels do not meet our expectations, our operating results and ability to execute on our business plan are likely to be harmed. In addition to the other factors listed in this “Risk Factors” section, factors that could affect our operating results include the following:

•	our ability to expand our customer base and the market for our services;

•	our ability to generate revenue from existing customers;

•	our ability to establish and maintain relationships with strategic partners;

•	fluctuations in our expense and capital expenditure levels;

•	service introductions or enhancements and market acceptance of new services by us and our competitors;

•	pricing and availability of competitive services, which may put pressure on our pricing;

•	our ability to address competitive factors successfully;

•	changes in the competitive landscape as a result of mergers, acquisitions, or strategic alliances that could allow our competitors to gain market share, or the emergence of new competitors;

•	changes or anticipated changes in economic conditions; and

•	changes in legislation and regulatory requirements related to our business.

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
As of December 31, 2015, we had no outstanding debt. We may incur indebtedness in the future, including borrowings available under our credit facility with Bank of America. Any substantial indebtedness and the fact that a substantial portion of our cash flow from operating activities could be needed to make payments on this indebtedness could have adverse consequences, including the following:

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
The agreement governing our senior credit facility with Bank of America contains covenants that limit various actions that we may take, including the following:

•	incurring additional indebtedness;

•	granting additional liens;

•	making certain investments and distributions;

•	merging, dissolving, liquidating, consolidating, or disposing of all or substantially all of our assets;

•	certain acquisitions;

•	prepaying and modifying debt instruments; and

•	entering into transactions with affiliates.
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
As of December 31, 2015, we had approximately $231.3 million of federal and approximately $99.9 million of state net operating loss carry-forwards. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three year period), the corporation’s ability to use its pre-change net operating loss carry-forwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. In 2013, we completed an analysis of prior year ownership changes and determined that in prior years we had experienced an “ownership change” as defined by Section 382 of the Internal Revenue Code. However, we determined that none of our federal and state net operating loss carry-forwards will expire solely as a result of our prior ownership changes. Additionally, with our initial public offering, or IPO, and other transactions that have occurred over the past three years, we may also experience an “ownership change” in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry-forwards to offset taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.
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
Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock, may induce shareholder activism and may otherwise negatively affect the price or liquidity of our common stock. In addition when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. For example, as described in more detail in Item 3 of this

Annual Report on Form 10-K, we are subject to a securities class action lawsuit filed against us. As a result of this class action complaint, or if any of our stockholders were to bring a lawsuit against us in the future, we could incur substantial costs defending the lawsuits or paying for settlements or damages. Such lawsuits could also divert the time and attention of our management from our business.
Future sales of our common stock in the public market by our existing stockholders, or the perception that such sales might occur, could depress the market price of our common stock.
The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and even the perception that these sales could occur may depress the market price. As of December 31, 2015, we had approximately 95.8 million shares of common stock outstanding. These shares may be sold in the public market, subject to prior registration or qualification for an exemption from registration, including, in the case of shares held by affiliates, compliance with the volume restrictions of Rule 144. In addition, shares issued or issuable upon the exercise of options and warrants, and shares delivered under restricted stock unit or restricted stock awards, are also eligible for sale. Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock.
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
Our corporate headquarters is located in Tempe, Arizona, where we lease approximately 85,000 square feet of office space under a lease that expires in 2024. We also lease an aggregate of approximately 55,000 square feet in Irvine, California, Mountain View, California, and San Francisco, California.  We also have data centers for our consumer business in Arizona and Northern California.
Our enterprise business headquarters is located in San Diego, California, where we lease approximately 39,000 square feet under a lease that expires in 2018. We also have data centers for our enterprise business located in Nevada and Southern California.
We believe that our existing facilities are sufficient for our operational needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS
On March 13, 2014, we received a request from the FTC for documents and information related to our compliance with the FTC Order. Prior to our receipt of the FTC’s request, we met with FTC Staff on January 17, 2014, at our request, to discuss issues regarding allegations that have been asserted in a whistleblower claim against us relating to our compliance with the FTC Order. On October 29, 2014, we completed our responses to the FTC’s March 13, 2014 request for information, and on January 5, 2015, we provided responses to subsequent FTC requests for additional information. On July 21, 2015 the FTC lodged, under seal, in the United States District Court for the District of Arizona, a motion seeking to hold us in contempt of the FTC Order. On December 17, 2015, we entered into a comprehensive settlement agreement with the FTC, pursuant to which we resolved all matters related to the FTC Contempt Action and the Ebarle Class Action. Under the terms of the settlement, $100 million was placed into the registry of the court overseeing the FTC Contempt Action, $68 million of which is to be distributed to the court overseeing Consumer Class Action to fund the consumer redress contemplated by the Consumer Class Action settlement, and the remaining $32 million of which is authorized to fund consumer redress ordered by any states’ attorneys general, provided that certain conditions are met. If all or part of the $32 million is not used for that purpose, it will revert to the FTC.
On January 19, 2015, plaintiffs Napoleon Ebarle and Jeanne Stamm filed a nationwide putative consumer class action lawsuit against us in the United States District Co. for the Northern District of California. The plaintiffs allege that we have engaged in deceptive marketing and sales practices in connection with our membership plans in violation of the Arizona Consumer Fraud Act and seek declaratory judgment under the Federal Declaratory Judgment Act. On March 27, 2015, plaintiffs filed an amended complaint, adding an additional plaintiff, Brian Litton, adding a breach of contract claim, and expanding the class period to include all members enrolled in one of the company’s identity theft protection plans since January 1, 2010, through the present. On November 3, 2015, LifeLock signed an agreement to settle the Ebarle Class Action and release all of the class’s related claims. The Ebarle Class Action settlement remains subject to court approval. On November 4, 2015, plaintiffs filed a motion for preliminary approval. The hearing on Plaintiffs’ motion for preliminary approval of the class action settlement agreement was held on December 17, 2015, before the court overseeing the Ebarle Class Action. The court overseeing the Ebarle Class Action granted the motion for preliminary approval on January 20, 2016. On February 11, 2016, the court overseeing the FTC Action entered an order allowing the $68 million to be transferred from the court's registry to the settlement administrator in the Ebarle Class Action to fund the settlement. A hearing on final approval will be held on June 23, 2016.
On January 29, 2015, plaintiff Etan Goldman filed a California putative consumer class action complaint against us in Santa Clara Superior Court in San Jose, California. The complaint alleges that we violated California’s Automatic Renewal Law and Unfair Competition Law by failing to provide required disclosures concerning our auto renewal terms and cancellation policies. The complaint also seeks certification of a class consisting of all persons in California who had purchased subscriptions to identity theft protection services from us since December 1, 2010, injunctive relief, compensatory damages, restitution, and attorneys’ fees and costs. On May 15, 2015, the parties executed a class-wide settlement agreement. On February 5, 2016, the Court granted final approval of the settlement. Pursuant to the court-approved settlement, current and former LifeLock members with a California billing address who were enrolled in a LifeLock protection plan or subscription service between December 1, 2010, and July 24, 2015, who did not opt out of the settlement and who paid one or more auto renewed monthly or annual membership fees will automatically receive a cash payment. Cash payments from the settlement fund will be distributed to those class members who did not opt out of the settlement in March 2016.
On August 1, 2014, our subsidiaries Lemon and Lemon Argentina, S.R.L. (Lemon Argentina, and together, the Lemon Entities) filed a lawsuit in Santa Clara Superior Court in San Jose, California, against Wenceslao Casares, former General Manager of Lemon, Cynthia McAdam, former General Counsel of Lemon, and Federico Murrone, Martin Apesteguia and Fabian Cuesta, each a former employee and former member of the Board of Directors of Lemon Argentina (the “Argentine Executives”). The complaint alleges breaches of employment-related contracts and breaches of fiduciary duty involving each named individual’s work for third-party Xapo, Inc. and/or Xapo, Ltd. during their employment by the applicable Lemon Entity.  The parties, including the Argentine Executives, engaged in mediation in August 2014 in Buenos Aires, Argentina, and again in December 2014 in San Francisco, California, but were unable to settle any claims. On January 30, 2015, the Lemon Entities filed a second amended complaint alleging breaches of employment-related contracts, breaches of fiduciary duties, and fraud, and seeking declaratory relief against Mr. Casares, Ms. McAdam, and the Argentine Executives.  Mr. Casares and Ms. McAdam demurred to the Second Amended Complaint on May 1, 2015, which the court overruled in its entirety on July 2, 2015.  Mr. Casares and Ms. McAdam answered the Second Amended Complaint on July 24, 2015 and are currently participating in active written discovery with the Lemon Entities. The Argentine Executives entered their appearances in the litigation on July 24, 2015 and filed a motion to dismiss for inconvenient forum on September 8, 2015. That motion was heard on December 4, 2015 and granted on January 4, 2016, with an order staying the action in its entirety.

Mr. Casares also filed a cross-claim against us and Lemon, Inc. (now Lemon, LLC) on July 24, 2015, for breach of contract, breach of the implied covenant of good faith and fair dealing, conversion, unjust enrichment, and declaratory relief, all arising from the termination of his employment.  He filed an amended cross-claim asserting the same causes of action on September 22, 2015.  We, along with Lemon, LLC, filed a motion to dismiss the amended cross-claim on October 22, 2015. Because of the January 4, 2016 order staying the case in its entirety, the court did not rule on the motion to dismiss.
Mr. Casares filed a separate complaint against us, Lemon, LLC, and Shareholder Representative Services LLC (“SRS”) in Delaware Chancery Court on October 7, 2015 for breach of contract and seeking a declaratory judgment.  The action concerns a December 12, 2014 settlement agreement that resolved certain disputes against other former shareholders of Lemon, Inc. arising out of our December 11, 2013 Lemon acquisition.  We, along with Lemon, LLC, moved to dismiss the complaint on October 28, 2015.  Mr. Casares responded by filing an amended complaint on January 8, 2016. LifeLock, Inc. and Lemon, LLC moved to dismiss the amended complaint. LifeLock, Inc. and Lemon, LLC's brief in support of the motion to dismiss is due on or before February 24, 2016. Mr. Casares's opposition is due March 25, 2016, and LifeLock, Inc. and Lemon, LLC's reply in support of the motion is due April 25, 2016. Mr. Casares has indicated he will file a motion for summary judgment on March 25, 2016. If filed, LifeLock, Inc. and Lemon, LLC's opposition will be due April 25, 2016, with Mr. Casares's reply brief due May 10, 2016.
On July 22, 2015, Miguel Avila, representing himself and seeking to represent a class of persons who acquired our securities from July 30, 2014 to July 20, 2015, inclusive, filed a class action complaint in the United States District Court for the District of Arizona. His complaint alleges that our CEO, our CFO, and we violated Sections 10(b) and 20(a) of the Securities Exchange Act by making materially false or misleading statements, or failing to disclose material facts about our business, operations, and prospects, including with regard to our information security program, advertising, recordkeeping, and our compliance with the FTC Order. The complaint seeks certification as a class action, compensatory damages, and attorney’s fees and costs. On September 21, 2015, four other Company stockholders, Oklahoma Police Pension and Retirement System, Oklahoma Firefighters Pension and Retirement System, Larisa Gassel, and Donna Thompson, and their respective attorneys all filed motions seeking to be appointed the lead plaintiff and lead counsel in this class action. On October 9, 2015, the Court appointed Oklahoma Police Pension and Retirement System and Oklahoma Firefighters Pension and Retirement System as Lead Plaintiffs. On October 19, 2015, the Court entered a scheduling order pursuant to which, and consistent with that order, Lead Plaintiffs filed an amended complaint on December 10, 2015. We, along with our CEO and CFO, moved to dismiss the amended complaint on January 29, 2016. Lead Plaintiffs moved to lift a statutory discovery stay imposed by the Private Securities Litigation Reform Act on January 21, 2016. We, along with our CEO and CFO, opposed that motion on February 8, 2016.
On March 3, 2014, and March 10, 2014, two securities class action complaints were filed in the United States District Court for the District of Arizona, against us, our CEO, and our CFO, for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On June 16, 2014, the court consolidated the complaints into a single action captioned In re LifeLock, Inc. Securities Litigation and appointed a lead plaintiff and lead counsel. On August 15, 2014, the lead plaintiff filed the Consolidated Amended Class Action Complaint, or the Consolidated Amended Complaint, seeking to represent a class of persons who acquired our securities from February 26, 2013 to May 16, 2014, inclusive, or the Class Period. The Consolidated Amended Complaint alleged that we, along with our CEO, our CFO, and our President, violated Sections 10(b) and 20(a) of the Exchange Act by making materially false or misleading statements, or failing to disclose material facts regarding certain of our business, operational, and compliance policies, including with regard to certain of our services, our data security program, and our CEO’s compliance with the FTC Order. The Consolidated Amended Complaint alleged that, as a result, certain of our financial statements issued during the Class Period and certain public statements made by our President, our CEO, and our CFO during the Class Period, were false and misleading. The Consolidated Amended Complaint sought certification as a class action, compensatory damages, and attorneys’ fees and costs. On September 15, 2014, we, along with our President, our CEO, and our CFO, filed a motion to dismiss the Consolidated Amended Complaint. On December 17, 2014, the court dismissed the Consolidated Amended Complaint and gave the lead plaintiff 21 days to seek leave to amend. The lead plaintiff filed his Second Consolidated Amended Complaint on January 16, 2015. It contained similar allegations, but no longer named our President as a defendant. On January 30, 2015, we, along with our CEO and our CFO, filed a motion to dismiss the Second Consolidated Amended Complaint. On July 21, 2015, the court granted the motion to dismiss, without leave to amend, and entered judgment in our favor. On August 18, 2015, the lead plaintiff along with another shareholder, City of Hallandale Beach Police and Firefighters’ Personnel Retirement Fund, moved to vacate the judgment on the grounds that the FTC’s July 21, 2015 motion seeking to hold us in contempt of the FTC Order constituted surprise and newly discovered evidence. Plaintiffs also sought permission to file a Third Consolidated Amended Complaint. We, our CEO, and our CFO opposed plaintiffs’ motion. On September 18, 2015, the court denied plaintiffs’ motion to vacate the July 21, 2015 judgment and plaintiffs’ request to file another complaint. On September 21, 2015, plaintiffs filed a notice of appeal with the Ninth Circuit Court of Appeals. Plaintiffs appeal from the lower court’s July 21, 2015 order dismissing the Second Consolidated Amended Complaint and entering judgment in our favor, and the court’s September 18, 2015 order denying plaintiffs’ motion to vacate that judgment. We expect the parties’ briefing of this appeal to be completed by May 2016.

On September 23, 2015, Sridhar Manthangodu, a stockholder of ours, filed a derivative complaint captioned Manthangodu v. Davis, et al., in the Superior Court of the State of Arizona, Maricopa County. This derivative complaint, purportedly filed on our behalf (we are named as a nominal defendant in the action), alleges that certain of our directors (the “Director Defendants”) violated their fiduciary duties to LifeLock stockholders (and or aided and abetted in the violation of same) by failing to ensure that we complied with the FTC Order. According to the complaint, the Director Defendants’ alleged breach of their fiduciary oversight duties has exposed us to “material liability,” because we must defend against the FTC’s July 21, 2015 motion seeking to hold us in contempt of the FTC Order, and the shareholder securities class action filed on July 22, 2015 discussed above. The complaint seeks unspecified monetary damages, a return to the company of all personal compensation received by the Director Defendants, as well as unspecified corporate governance reforms. On October 16, 2015, the parties jointly moved for a transfer of this matter to the Commercial Court of Maricopa County Superior Court. On October 20, 2015, that motion was granted and the action was transferred to the Commercial Court. On November 17, 2015, and December 16, 2015, the Court held status conferences.  At these conferences, the parties stated that they were engaged in continued discussions aimed at potential resolution of the action.  On December 24, 2015 the Court issued an Order directing the parties to continue to engage in settlement discussions, including at a mediation before former Arizona Supreme Court Justice Stanley Feldman, which the parties participated in on February 9, 2016.  The Court also appointed Plaintiff Manthangodu lead plaintiff and his counsel lead counsel.  The parties attended another status conference before the Court on February 10, 2016, and, with the assistance of mediator Justice Feldman, continue to engage in discussions aimed at potential resolution of the case.
On October 28, 2015, Larisa Gassel, a stockholder of ours, filed a derivative complaint captioned Gassel v. Davis, et al., in the United States District Court for the District of Arizona. This derivative complaint was purportedly filed on our behalf (we are named as a nominal defendant in the action), against certain of our directors and officers (the “Individual Defendants”). The complaint alleges that the Individual Defendants violated their fiduciary duties to LifeLock stockholders (and/ or aided and abetted or conspired to commit such violations) by making materially false or misleading statements, or failing to disclose material facts regarding our business, operations, and prospects, including with regard to certain of our services, our data security program, and our compliance with the FTC Order, in certain public statements made by us, our CEO, and CFO during the period July 30, 2014 through April 30, 2015. Based on these same allegations, the complaint also makes claims of gross mismanagement, abuse of control, and unjust enrichment against the Individual Defendants. According to the complaint, the Individual Defendants’ conduct has damaged us through costs associated with the defense of the securities class actions discussed above and the compensation and benefits provided to the Individual Defendants, as well as through loss of reputation and goodwill. The complaint seeks unspecified monetary damages, unspecified restitution to the company from the Individual Defendants, certain corporate governance reforms, and attorneys’ fees and costs. As this action was very recently filed, there has been no significant activity in the case to date. On January 8, 2016, we and the Individual Defendants moved to stay this federal derivative action as duplicative of the first-filed Manthangodu action discussed above. The briefing on that motion was completed on February 2, 2016.
On November 19, 2015 and November 25, 2015, two stockholders of ours filed derivative complaints captioned Stein v. Davis, et al. and John L. Munson Revocable Trust v. Davis, et al., respectively, in the Delaware Court of Chancery. These derivative complaints were purportedly filed on our behalf (we are named as a nominal defendant in the actions), against certain of our current and former directors and officers (the “Individual Defendants”). The Stein complaint alleges that the Individual Defendants violated their fiduciary duties to LifeLock stockholders by making materially false or misleading statements, or failing to disclose material facts regarding our business, operations, and prospects, including with regard to our compliance with the FTC Order. Based on these same allegations, the Stein complaint also asserts a claim for unjust enrichment against all Individual Defendants. According to the Stein complaint, the Individual Defendants’ conduct has damaged us through costs associated with various civil and regulatory legal defenses, penalties, and fines, as well through loss and reputation and goodwill. The Stein complaint seeks unspecified money damages, equitable relief, and attorneys’ fees and costs. The Munson complaint alleges that the Individual Defendants violated their fiduciary duties to LifeLock stockholders by making materially false or misleading statements, or failing to disclose material facts regarding our business, operations, and prospects, including with regard to certain of our services, our data security program, and our compliance with the FTC Order, in certain public statements made by us. According to the Munson complaint, the Individual Defendants’ conduct has damaged us through costs associated with the defense of the securities class actions discussed above and the compensation and benefits provided to the Individual Defendants, as well as through loss of reputation and goodwill. The complaint seeks unspecified monetary damages, equitable relief, and attorneys’ fees and costs. No significant activity has occurred in these cases.
On January 22, 2016, January 26, 2016, and February 1, 2016, three stockholders of ours filed derivative complaints captioned, City of Pontiac General Employees’ Retirement Sys. v. Guthrie, et al.; Liang Jiawei v. Davis, et al.; and Russell Sprouse v. Davis, et al., in the Superior Court of Arizona, Maricopa County. These derivative complaints were purportedly filed on our behalf (we are named as a nominal defendant in the actions) against certain of our current and former directors and officers (the “Individual Defendants”).

The City of Pontiac complaint alleges that the Individual Defendants violated their fiduciary duties to LifeLock stockholders (and/ or aided and abetted or conspired to commit such violations) by making materially false or misleading statements, or failing to disclose material facts regarding our business, operations, and prospects, including with regard to certain of our services, our data security program, and our compliance with the FTC Order, in certain public statements made by us. Based on these same allegations, the City of Pontiac complaint also makes claims of corporate waste and unjust enrichment against the Individual Defendants. According to the City of Pontiac complaint, the Individual Defendants’ conduct has damaged us through costs associated with the defense of the securities class actions discussed above and the compensation and benefits provided to the Individual Defendants, as well as through loss of reputation and goodwill. The City of Pontiac complaint seeks unspecified monetary damages, unspecified restitution to the Company from Individual Defendants, certain corporate governance reforms, punitive damages, and attorneys’ fees and costs.
The Jiawei complaint alleges that the Individual Defendants violated their fiduciary duties to LifeLock stockholders by making materially false or misleading statements, or failing to disclose material facts regarding our business, operations, and prospects, including with regard to certain of our services, our data security program, and our compliance with the FTC Order, in certain public statements made by us during the period of March 11, 2013 through the filing of the Jiawei complaint. Based on these same allegations, the Jiawei complaint also makes claims of unjust enrichment, gross mismanagement, and abuse of control against the Individual Defendants. According to the Jiawei complaint, the Individual Defendants’ conduct has damaged us through costs associated with the defense of the securities class actions discussed above and the compensation and benefits provided to the Individual Defendants, as well as through loss of reputation and goodwill. The Jiawei complaint seeks unspecified money damages, certain corporate governance reforms, and attorneys’ fees and costs.
The Sprouse complaint alleges that Individual Defendants violated their fiduciary duties to LifeLock stockholders by failing to ensure that we complied with the FTC Order. This complaint further alleges that the Individual Defendants violated fiduciary duties by making materially false or misleading statements, or failing to disclose material facts regarding our business, and specifically our compliance with the FTC Order, in certain public statements made by us. Based on these same allegations, the Sprouse complaint also makes claims of unjust enrichment against certain of the Individual Defendants. According to the Sprouse complaint, the Individual Defendants’ conduct has damaged us in various ways, including through costs associated with various civil and regulatory legal defenses, penalties, and fines, losses associated with the suspension of the Lemon Wallet application, the renegotiation of LifeLock’s credit facility, and the implementation of a share repurchase plan. The Sprouse complaint seeks compliance with the FTC Order, unspecified money damages, disgorgement of certain Individual Defendants’ compensation, equitable relief, and attorneys’ costs and fees. As these three cases were recently filed, there has been no significant activity to date. We anticipate that these cases will be consolidated with the first-filed Manthangodu action discussed above.
As these three cases (City of Pontiac, Jiawei, and Sprouse) were recently filed, there has been limited, procedural litigation activity to date. On February 5, 2016, plaintiff Manthangodu moved to consolidate these three actions with the first filed Manthangodu action. We filed papers joining in that motion the same day. Also on February 5, 2016, Sprouse filed a motion seeking to consolidate his case with Manthangodu action and to modify the Manthangodu Court's December 24, 2015 order to add Sprouse and his counsel as co-lead plaintiff and co-lead counsel in any consolidated action. By order dated February 11, 2016, the Court granted consolidation of the Sprouse and Manthangodu cases and further directed Sprouse to re-file his motion to be appointed co-lead plaintiff and co-lead counsel. On February 16, 2016, counsel for all parties (Manthangodu, City of Pontiac, Jiawei, Sprouse and us) filed a stipulation and proposed order (i) consolidating all complaints in one action under the first-filed Manthangodu case number and captioning it "In re: LifeLock, Inc. Derivative Litigation," and (ii) directing that any party seeking to be named co-lead plaintiff and/or co-lead counsel file motion papers in support thereof by February 22, 2016. The Company expects the Court to issue an order effecting the parties' stipulation on consolidation.
On December 23, 2015, we filed an insurance coverage action in Arizona state court against our 2013-2014 primary and excess directors' and officers' (D&O) liability insurance carriers. Our complaint alleges that the primary and excess D&O insurers breached their insurance policies by wrongfully denying us defense and indemnity coverage for the various securities class action and shareholder derivative lawsuits that were filed against us. Our insurance coverage action also alleges that its primary D&O insurer breached its covenant of good faith and fair dealing, violating Arizona's consumer fraud statute and committed unfair insurance practices. The date for the insurers to file responsive pleadings to our complaint is currently set for February 29, 2016.

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

	High	Low
Fiscal Year Ended December 31, 2015:
First Quarter	$18.81	$13.06
Second Quarter	$17.43	$13.86
Third Quarter	$16.85	$7.18
Fourth Quarter	$15.55	$8.55
Fiscal Year Ended December 31, 2014:
First Quarter	$22.85	$15.50
Second Quarter	$17.73	$10.48
Third Quarter	$15.93	$12.30
Fourth Quarter	$19.15	$13.64
On February 17, 2016, the closing price per share of our common stock as reported on The New York Stock Exchange was $10.32 per share. As of February 17, 2016, there were 41 holders of record of our common stock.
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
The following graph shows a comparison from October 3, 2012 (the date our common stock commenced trading on The New York Stock Exchange) through December 31, 2015 of the total cumulative return of our common stock with the total cumulative return of the NASDAQ Composite Index, the NASDAQ Computer Index, and the Dow Jones US Technology Index.  The comparison assumes that $100.00 was invested in our common stock, the NASDAQ Composite Index, the NASDAQ Computer Index, and the Dow Jones US Technology Index, and assumes reinvestment of dividends, if any. The graph assumes the initial value of our common stock on October 3, 2012 was the closing sale price on that day of $8.36 per share and not the initial offering price to the public of $9.00 per share. The performance shown on the graph below is based on historical results and is not intended to suggest future performance.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information regarding our repurchases of common stock during the three months ended December 31, 2015. All of the shares of common stock were surrendered to us to satisfy tax withholding obligations associated with the vesting of restricted stock.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2015 - October 31, 2015	—	—	—	—
November 1, 2015 - November 30, 2015	—	—	—	—
December 1, 2015 - December 31, 2015	3,951	$14.35	—	—
On February 12, 2016, we entered into an issuer forward repurchase transaction confirmation (the "ASR Agreement") with Bank of America, N.A. pursuant to an accelerated share repurchase program ("ASR Program") as part of the $100 million share repurchase program we had previously announced. Under the ASR Agreement, we prepaid Bank of America, N.A. $50 million and received an initial delivery of 4.2 million shares on February 17, 2016. The number of shares to be ultimately purchased will be determined based on the volume weighted average price of our common stock during the term of the ASR Program (the "Valuation Period"), minus an agreed upon discount between the parties. The ASR Program is expected to be completed in the second fiscal quarter of 2016. The shares of common stock delivered after the initial delivery of shares will be delivered by Bank of America, N.A. to us on the third business day following the Valuation Period.

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

We have derived the consolidated statements of operations data for the years ended December 31, 2015, 2014, and 2013 and the consolidated balance sheet data as of December 31, 2015 and 2014 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We have derived the consolidated statements of operations data for the years ended December 31, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013, 2012, and 2011 from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that should be expected in the future and the selected financial data is not intended to replace the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.
We have completed several acquisitions including ID Analytics in March 2012, Lemon in December 2013 and BitYota in August 2015. The consolidated statements of operations data only include the results from the acquired entities since the respective dates of acquisition.

	Year Ended December 31,
	2015	2014	2013	2012	2011
Consolidated Statements of Operations Data:	(in thousands, except per share data)
Revenue:
Consumer revenue	$559,467	$449,193	$340,121	$254,678	$193,949
Enterprise revenue	28,002	26,823	29,537	21,750	—
Total revenue	587,469	476,016	369,658	276,428	193,949
Cost of services (1)	137,356	120,422	100,065	79,916	62,630
Gross profit	450,113	355,594	269,593	196,512	131,319
Costs and expenses:
Sales and marketing (1)	273,389	213,984	162,363	122,989	91,217
Technology and development (1)	69,115	50,973	40,015	29,543	17,749
General and administrative (1)	183,259	75,673	42,125	24,629	17,510
Amortization of acquired intangible assets	9,103	8,898	7,909	6,258	—
Total costs and expenses	534,866	349,528	252,412	183,419	126,476
Income (loss) from operations	(84,753)	6,066	17,181	13,093	4,843
Other income (expense):
Interest expense	(371)	(353)	(353)	(3,677)	(231)
Interest income	770	281	124	30	8
Change in fair value of warrant liabilities	—	—	—	3,117	(8,658)
Change in fair value of embedded derivative	—	—	—	(2,785)	—
Other	(189)	(137)	(21)	(5)	(5)
Total other income (expense)	210	(209)	(250)	(3,320)	(8,886)
Income (loss) before provision for income taxes	(84,543)	5,857	16,931	9,773	(4,043)
Income tax expense (benefit)	(33,540)	3,362	(37,524)	(13,730)	214
Net income (loss)	(51,003)	2,495	54,455	23,503	(4,257)
Accretion of convertible redeemable preferred stock	—	—	—	(9,378)	(18,926)
Beneficial conversion feature on convertible redeemable preferred stock	—	—	—	(2,452)	—
Net income allocable to convertible redeemable preferred stockholders	—	—	—	(5,504)	—
Net income available (loss attributable) to common stockholders	$(51,003)	$2,495	$54,455	$6,169	$(23,183)
Net income available (loss attributable) per share to common stockholders:
Basic	$(0.54)	$0.03	$0.61	$0.18	$(1.24)
Diluted	$(0.54)	$0.03	$0.57	$0.09	$(1.24)
Weighted-average common shares outstanding:
Basic	94,897	92,733	88,636	35,082	18,725
Diluted	94,897	99,102	96,047	62,191	18,725

(1) Share-based compensation included in the consolidated statements of operations data above was as follows:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Cost of services	$1,759	$1,258	$758	$648	$309
Sales and marketing	4,787	3,150	1,340	1,053	655
Technology and development	7,165	5,074	2,825	1,711	783
General and administrative	13,493	8,665	6,188	3,346	1,538
Total share-based compensation	$27,204	$18,147	$11,111	$6,758	$3,285

	As of December 31,
	2015	2014	2013	2012	2011
Consolidated Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$50,239	$146,569	$123,911	$134,197	$28,850
Marketable securities	196,474	127,305	48,688	—	—
Property and equipment, net	30,485	24,204	16,504	9,701	4,049
Working capital, excluding deferred revenue	172,017	234,610	166,235	119,030	13,947
Total assets	592,809	563,316	461,665	339,588	42,060
Deferred revenue	166,403	145,206	119,106	90,877	70,020
Convertible redeemable preferred stock	—	—	—	—	145,207
Total stockholders' equity (deficit)	318,066	332,836	300,571	219,966	(214,267)

	Year Ended December 31,
	2015	2014	2013	2012	2011
Consolidated Statements of Cash Flows Data:	(in thousands)
Net cash provided by (used in)
Operating activities	$(3,810)	$109,178	$77,373	$48,423	$24,344
Investing activities	(101,217)	(98,029)	(102,208)	(163,180)	(1,531)
Financing activities	8,697	11,509	14,549	220,104	(11,544)

	Year Ended December 31,
	2015	2014	2013	2012	2011
Other Financial and Operational Data:	(in thousands, except percentages and per member data) (Unaudited)
Cumulative ending members (1)	4,198	3,633	2,999	2,480	2,075
Gross new members (2)	1,284	1,164	944	762	704
Member retention rate (3)	86.5%	87.7%	87.8%	87.1%	82.7%
Average cost of acquisition per member (4)	$203	$173	$160	$150	$130
Monthly average revenue per member (5)	$11.76	$11.13	$10.32	$9.28	$8.54
Enterprise transactions (6)	286,556	244,885	216,729	227,039	184,012
Adjusted net income (7)	$62,795	$47,132	$36,931	$19,184	$8,326
Adjusted EBITDA (8)	$72,316	$55,479	$42,156	$27,460	$12,508
Free cash flow (9)	$89,490	$89,604	$66,956	$37,389	$22,313

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

(7)
Adjusted net income is a non-GAAP financial measure that we calculate as net income (loss) excluding amortization of acquired intangible assets, share-based compensation, income tax benefits and expenses resulting from changes in our deferred tax assets, and acquisition related expenses. For the year ended December 31, 2015, we have also excluded the impact of legal reserves for the settlements with the FTC and a nationwide class of consumers, along with a possible settlement with certain states' attorneys general for related claims. We have also excluded expenses related to the FTC litigation. For the year ended December 31, 2014, we have also subtracted the $5 million positive legal settlement resulting from indemnification claims we previously made with respect to our Lemon acquisition. For the year ended December 31, 2012, we have also excluded favorable legal settlements related to insurance claims for legal costs that were incurred in 2008 and 2009. Historically, in calculating adjusted net income (loss), we also excluded changes in fair value of warrant liabilities and changes in fair value of embedded derivatives in the periods in which those items occurred. We do not currently have any warrant liabilities or embedded derivatives; accordingly, we will only include those items of income and expense in our reconciliation of adjusted net income for period-over-period comparisons.  For more information about adjusted net income and a reconciliation of adjusted net income to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, see “Non-GAAP Financial Measures—Adjusted Net Income.”

(8)
Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss) excluding depreciation and amortization, share-based compensation, interest expense, interest income, other income (expense), income tax (benefit) expense, and acquisition related expenses. For the year ended December 31, 2015, we have also excluded the impact of legal reserves for the settlements with the FTC and a nationwide class of consumers, along with a possible settlement with certain states' attorneys general for related claims. We have also excluded expenses related to the FTC litigation. For the year ended December 31, 2014, we have also subtracted the $5 million positive legal settlement resulting from indemnification claims we previously made with respect to our Lemon acquisition. For the year ended December 31, 2012, we have also excluded favorable legal settlements related to insurance claims for legal costs that were incurred in 2008 and 2009. Historically, in calculating adjusted EBITDA, we also excluded changes in fair value of warrant liabilities and changes in fair value of embedded derivatives in the periods in which those items occurred. We do not currently have any warrant liabilities or embedded derivatives; accordingly, we will only include those items of income and expense in our reconciliation of adjusted EBITDA for period-over-period comparisons. For more information about adjusted EBITDA and a reconciliation of adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, see “Non-GAAP Financial Measures—Adjusted EBITDA.”

(9)
Free cash flow is a non-GAAP financial measure that we calculate as net cash provided by (used in) operating activities less net cash used in investing activities for acquisitions of property and equipment. For the year ended December 31, 2015, we have also added back to net cash used in operating activities the $100.0 million settlement paid in the settlement agreement with the FTC and $7.5 million cash paid for expenses related to the FTC litigation. For the year ended December 31, 2014, we have also subtracted from net cash provided by operating activities the $5.0 million received from the legal settlement resulting from indemnification claims we previously made with respect to our Lemon acquisition. For the year ended December 31, 2012, we have subtracted from net cash provided by operating activities $3.5 million of favorable legal settlements related to insurance claims for legal costs that were incurred in 2008 and 2009. For the year ended December 31, 2010, we have added to net cash used in operating activities the $11.0 million for a consumer redress payment pursuant to the FTC Order. For more information about free cash flow and a reconciliation of free cash flow to net cash provided by (used in) operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, see “Non-GAAP Financial Measures—Free Cash Flow.”

Non-GAAP Financial Measures
Adjusted Net Income
Adjusted net income is a non-U.S. GAAP financial measure that we calculate as net income (loss) excluding amortization of acquired intangible assets, share-based compensation, income tax benefits and expenses resulting from changes in our deferred tax assets, and acquisition related expenses. For the year ended December 31, 2015, we have also excluded the impact of legal reserves for the settlements with the FTC and a nationwide class of consumers, along with a possible settlement with certain states' attorneys general for related claims. We have also excluded expenses related to the FTC litigation. For the year ended December 31, 2014, we have also excluded the impact of a legal settlement in our favor resulting from indemnification claims we previously made with respect to our Lemon acquisition. For the year ended December 31, 2012, we have also excluded favorable legal settlements related to insurance claims for legal costs that were incurred in 2008 and 2009. Historically, in calculating adjusted net income (loss), we also excluded changes in fair value of warrant liabilities and changes in fair value of embedded derivatives in the periods in which those items occurred. We do not currently have any warrant liabilities or embedded derivatives; accordingly, we will only include those items of income and expense in our reconciliation of adjusted net income (loss) for period-over-period comparisons. We have included adjusted net income (loss) in this Annual Report on Form 10-K because it is a key measure used by us to understand and evaluate our core operating performance and trends. In particular, the exclusion of certain expenses in calculating adjusted net income (loss) can provide a useful measure for period-to-period comparisons of our core business.
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
Because of these limitations, you should consider adjusted net income (loss) alongside other financial performance measures, including various cash flow metrics, net income (loss), and our other GAAP results. The following table presents a reconciliation of net income (loss) to adjusted net income (loss) for applicable items of income and expense that impacted each of the periods indicated:

	Year Ended December 31,
	2015	2014	2013	2012	2011
Reconciliation of Net Income (Loss) to Adjusted Net Income:	(in thousands)
Net income (loss)	$(51,003)	$2,495	$54,455	$23,503	$(4,257)
Amortization of acquired intangible assets	9,103	8,898	7,909	6,258	—
Share-based compensation	27,204	18,147	11,111	6,758	3,285
Change in fair value of warrant liabilities	—	—	—	(3,117)	8,658
Change in fair value of embedded derivative	—	—	—	2,785	—
Deferred income tax (benefit) expense	(33,700)	2,592	(37,612)	(14,185)	—
Legal reserves and settlements	98,500	15,000	—	(3,536)	—
Expenses related to the FTC litigation	9,572	—	—	—	—
Acquisition related expenses	3,119	—	1,068	718	640
Adjusted net income	$62,795	$47,132	$36,931	$19,184	$8,326
In the year ended December 31, 2015, we modified our calculation of adjusted net income to also exclude the impact of expenses incurred related to the FTC litigation.
In the fourth quarter of 2014, we modified our calculation of adjusted net income to also exclude the impact of the legal reserve for a possible settlement with the FTC and the legal settlement in our favor resulting from indemnification claims we previously made with respect to our Lemon acquisition. For comparative purposes, we also modified our calculation of adjusted net income for 2012 to exclude favorable legal settlements related to insurance claims for legal costs that were incurred in 2008 and 2009.
In the fourth quarter of 2013, we modified our calculation of adjusted net income to also exclude acquisition related expenses. For comparative purposes, we also modified our calculation of adjusted net income for 2012 and 2011 to exclude the acquisition related expenses incurred during our acquisition of ID Analytics.
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss) excluding depreciation and amortization, share-based compensation, interest expense, interest income, other income (expense), income tax (benefit) expense, and acquisition related expenses. For the year ended December 31, 2015, we have also excluded the impact of legal reserves for the settlements with the FTC and a nationwide class of consumers, along with a possible settlement with certain states' attorneys general for related claims. We have also excluded expenses related to the FTC litigation. For the year ended December 31, 2014, we have also excluded the impact of a legal settlement in our favor resulting from indemnification claims we previously made with respect to our Lemon acquisition. For the year ended December 31, 2012, we have also excluded favorable legal settlements related to insurance claims for legal costs that were incurred in 2008 and 2009. Historically, in calculating adjusted EBITDA, we also excluded changes in fair value of warrant liabilities and changes in fair value of embedded derivatives in the periods in which those items occurred. We do not currently have any warrant liabilities or embedded derivatives; accordingly, we will only include those items of income and expense in our reconciliation of adjusted EBITDA for period-over-period comparisons. We have included adjusted EBITDA in this Annual Report on Form 10-K because it is a key measure used by us to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop short- and long-term operational plans. In particular, the exclusion of certain expenses in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Additionally, adjusted EBITDA is a key financial measure used in determining management’s incentive compensation.
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
Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss), and our other GAAP results. The following table presents a reconciliation of net income (loss) to adjusted EBITDA for applicable items of income and expense that impacted each of the periods indicated:

	Year Ended December 31,
	2015	2014	2013	2012	2011
Reconciliation of Net Income (Loss) to Adjusted EBITDA:	(in thousands)
Net income (loss)	$(51,003)	$2,495	$54,455	$23,503	$(4,257)
Depreciation and amortization	18,674	16,266	12,796	10,427	3,740
Share-based compensation	27,204	18,147	11,111	6,758	3,285
Interest expense	371	353	353	3,677	231
Interest income	(770)	(281)	(124)	(30)	(8)
Change in fair value of warrant liabilities	—	—	—	(3,117)	8,658
Change in fair value of embedded derivatives	—	—	—	2,785	—
Other expense	189	137	21	5	5
Income tax (benefit) expense	(33,540)	3,362	(37,524)	(13,730)	214
Legal reserves and settlements	98,500	15,000	—	(3,536)	—
Expenses related to the FTC litigation	9,572	—	—	—	—
Acquisition related expenses	3,119	—	1,068	718	640
Adjusted EBITDA	$72,316	$55,479	$42,156	$27,460	$12,508
In the year ended December 31, 2015, we modified our calculation of adjusted EBITDA to also exclude the impact of expenses incurred related to the FTC litigation.
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

Free Cash Flow
Free cash flow is a non-GAAP financial measure that we calculate as net cash provided by (used in) operating activities less net cash used in investing activities for acquisitions of property and equipment. For the year ended December 31, 2015, we have also added to net cash used in operating activities the $100.0 million settlement paid in the settlement agreement with the FTC and $7.5 million of cash paid for expenses related to the FTC Contempt Action and related litigation. For the year ended December 31, 2014, we have also subtracted from net cash provided by operating activities the $5.0 million received from the legal settlement resulting from indemnification claims we previously made with respect to our Lemon acquisition. For the year ended December 31, 2012, we have subtracted from net cash provided by operating activities $3.5 million of favorable legal settlements related to insurance claims for legal costs that were incurred in 2008 and 2009. We use free cash flow as a measure of our operating performance; for planning purposes, including the preparation of our annual operating budget; to allocate resources to enhance the financial performance of our business; to evaluate the effectiveness of our business strategies; to provide consistency and comparability with past financial performance; to determine capital requirements; to facilitate a comparison of our results with those of other companies; and in communications with our board of directors concerning our financial performance.
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
Because of these limitations, you should consider free cash flow alongside other financial performance measures, including net cash provided by (used in) operating activities, net income (loss), and our other GAAP results. The following table presents a reconciliation of net cash provided by (used in) operating activities to free cash flow for each of the periods indicated:

	Year Ended December 31,
	2015	2014	2013	2012	2011
Reconciliation of Net Cash Provided By (Used In) Operating Activities to Free Cash Flow:	(in thousands)
Net cash provided by (used in) operating activities	$(3,810)	$109,178	$77,373	$48,423	$24,344
Acquisitions of property and equipment	(14,156)	(14,574)	(10,417)	(7,498)	(2,031)
Legal settlement	100,000	(5,000)	—	(3,536)	—
Expenses paid for the FTC litigation	7,456	—	—	—	—
Free cash flow	$89,490	$89,604	$66,956	$37,389	$22,313
In the year ended December 31, 2015, we modified our calculation of free cash flow to also exclude the impact of the settlement with the FTC and a nationwide consumer class and also cash paid for expenses related to the FTC Order.

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
The foundation of our identity theft protection services is the LifeLock ecosystem. This ecosystem combines large data repositories of personally identifiable information and consumer transactions, proprietary predictive analytics, and a highly scalable technology platform. Our members and enterprise customers enhance our ecosystem by continually contributing to the identity and transaction data in our repositories. We apply predictive analytics to the data in our repositories to provide our members and enterprise customers actionable intelligence that helps protect against identity theft and identity fraud. As a result of our combination of scale, reach, and technology, as well as our comprehensive transaction and new account alerting, remediation services, and $1 million service guarantee backed by an identity theft insurance policy, we believe that we have proactive and comprehensive identity theft protection services available, as well as a leading brand in the identity theft protection services industry.
We derive the substantial majority of our revenue from member subscription fees. We also derive revenue from transaction fees from our enterprise customers.
We currently offer our identity theft protection services to consumer subscribers under our LifeLock Standard, LifeLock Advantage, LifeLock Ultimate Plus, and LifeLock Junior Services. In 2015 we announced LifeLock Benefit Elite, identity theft protection, created specifically for employers and brokers to offer as a benefit for employees. We also continue to offer, on a limited basis and for a limited time in connection with certain of our partnerships, our basic LifeLock, LifeLock Command Center, and premium LifeLock Ultimate services and continue to provide services to our existing members currently enrolled in our basic LifeLock, LifeLock Command Center, and premium LifeLock Ultimate services. Our consumer services are offered on a monthly or annual subscription basis. Our average revenue per member is lower than our retail list prices due to wholesale or bulk pricing that we offer to strategic partners in our embedded product, employee benefits, and breach distribution channels to drive our membership growth. In our embedded product channel, our strategic partners embed our consumer services into their products and services and pay us on behalf of their customers; in our employee benefit channel, our strategic partners offer our consumer services as a voluntary benefit as part of their employee benefit enrollment process; and in our breach channel, enterprises that have experienced a data breach pay us a fee to provide our services to the victims of the data breach. We also offer special discounts and promotions from time to time as incentives to prospective members to enroll in one of our consumer services. Our members pay us the full subscription fee at the beginning of each subscription period, in most cases by authorizing us to directly charge their credit or debit cards. We initially record the subscription fee as deferred revenue and then recognize it ratably on a daily basis over the subscription period. The prepaid subscription fees enhance our visibility of revenue and allow us to collect cash prior to paying our fulfillment partners.
Our enterprise customers pay us based on their monthly volume of transactions with us, with approximately 30% of our enterprise customers committed to monthly transaction minimums. We recognize revenue at the end of each month based on transaction volume for that month and bill our enterprise customers at the conclusion of each month.
We have historically invested significantly in new member acquisition and expect to continue to do so for the foreseeable future. Our largest operating expense is advertising for member acquisition, which we record as a sales and marketing expense. This is comprised of radio, television, and print advertisements; direct mail campaigns; online display advertising; paid search and search-engine optimization; third-party endorsements; and education programs. In 2015, 2014, and 2013, our total advertising expense was $163.2 million, $121.1 million, and $86.2 million, respectively. We also pay internal and external sale commissions, which we record as a sales and marketing expense. In general, increases in revenue and cumulative ending members occur during and after periods of significant and effective direct retail marketing efforts.
Our revenue grew from $476.0 million in 2014 to $587.5 million in 2015, an increase of 23%, including year-over-year growth within our consumer segment of 24.5%. We generated a loss from operations of $84.8 million and a net loss of $51.0 million in 2015, driven primarily by the $96 million of expense recognized in relation to the settlement with the FTC and a national class of consumers and a potential settlement with states attorneys general.
Our Business Model
We operate our business and review and assesses our operating performance using two reportable segments: our consumer segment and our enterprise segment. We review and assess our operating performance using segment revenue, income (loss) from operations, and total assets. These performance measures include the allocation of operating expenses to our reportable segments based on management’s specific identification of costs associated to those segments.
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

Key Operating Metrics
The following table summarizes our key operating metrics:

	Year Ended December 31,
	2015	2014	2013
	(in thousands, except percentages and per member data) (Unaudited)
Cumulative ending members	4,198	3,633	2,999
Gross new members	1,284	1,164	944
Member retention rate	86.5%	87.7%	87.8%
Average cost of acquisition per member	$203	$173	$160
Monthly average revenue per member	$11.76	$11.13	$10.32
Enterprise transactions	286,556	244,885	216,729
Cumulative ending members. We calculate cumulative ending members as the total number of members at the end of the relevant period. The majority of our members are paying subscribers who have enrolled in our consumer services directly with us on a monthly or annual basis. We also sell our services to third-party enterprises who embed our service within a broader third-party offering, provided to their customers. Our service is also available to members as an employee benefit either paid for by their employer or as a payroll deduction. Other members receive our consumer services through third-party enterprises that pay us directly, because of a breach within the enterprise. We monitor cumulative ending members because it provides an indication of the revenue and expenses that we expect to recognize in the future.
As of December 31, 2015, we had approximately 4.2 million cumulative ending members, an increase of 16% from December 31, 2014. This increase was driven by several factors, including the success of our marketing campaigns, increased awareness of data breaches, media coverage of identity theft, and our member retention rate.
Gross new members. We calculate gross new members as the total number of new members who enroll in one of our consumer services during the relevant period. Many factors may affect the volume of gross new members in each period, including the effectiveness of our marketing campaigns, the timing of our marketing programs, the effectiveness of our strategic partnerships, and the general level of identity theft coverage in the media. We monitor gross new members because it provides an indication of the revenue and expenses that we expect to recognize in the future. For the year ended December 31, 2015, we enrolled approximately 1.3 million gross new members, up from approximately 1.2 million for the year ended December 31, 2014 and 0.9 million for the year ended December 31, 2013. This increase was was primarily driven by the success of our marketing campaigns, our product enhancements, including the release of our new suite of products in July

2014, increased media attention to large data breaches during the year, and the growth in our employee benefit channel. The growth in gross new members was partially offset by a decrease in enrollments through our breach channel as we had several large breach contracts in the first half of 2014. In addition as a result of the announcement of the FTC litigation in July 2015, we experienced a reduction in enrollments through our strategic partnerships through the second half of 2015.
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
Our member retention rate as of December 31, 2015 was significantly impacted by the high number of cancellations of breach members during the first and second quarters of 2015, who enrolled in the first half of 2014. Our breach contracts typically have a one year term. The cancellation of these breach members are expected to have a similar impact on our member retention rate for the next few quarters. In addition we experienced a higher level of cancellations driven by the announcement of the FTC litigation during the third quarter of 2015, which had a negative impact on the member retention rate.
Average cost of acquisition per member. We calculate average cost of acquisition per member as our sales and marketing expense for our consumer segment during the relevant period divided by our gross new members for the period. A number of factors may influence this metric, including shifts in the mix of our media spend. For example, when we engage in marketing efforts to build our brand, our short-term cost of acquisition per member increases with the expectation that it will decrease over the long term. In addition, when we introduce new partnerships, such as partnerships in our embedded product channel, our average cost of acquisition per member may decrease due to the volume of members that enroll in our consumer services in a relatively short period of time. We monitor average cost of acquisition per member to evaluate the efficiency of our marketing programs in acquiring new members. Our average cost of acquisition per member increased on a year over year basis due in part to the impact of the announcement of the FTC Contempt Action on our marketing effectiveness. In addition we reduced certain marketing initiatives with several strategic partners in light of the FTC Contempt Action announcement, enrollments through these relationships with strategic partners are typically at a lower average cost of acquisition per member. In addition, our average cost of acquisition per member increased due to the high level of breach enrollments during 2014, which typically have a lower average cost of acquisition per member. Our member retention rate and the increasing monthly average revenue per member, primarily from the continued penetration of our premium service offerings, results in a higher lifetime value of a member relationship. This enables us to absorb a higher average cost of acquisition per member
Monthly average revenue per member. We calculate monthly average revenue per member as our consumer revenue during the relevant period divided by the average number of cumulative ending members during the relevant period (determined by taking the average of the cumulative ending members at the beginning of the relevant period and the cumulative ending members at the end of each month in the relevant period), divided by the number of months in the relevant period. A number of factors may influence this metric, including whether a member enrolls in one of our premium services; whether we offer the member any promotional discounts upon enrollment; the distribution channel through which we acquire the member, as we offer wholesale pricing in our embedded product, employee benefit, and breach channels; and whether a new member subscribes on a monthly or annual basis, as members enrolling on an annual subscription receive a discount for paying for a year in advance. While our retail list prices have historically remained unchanged, we have seen our monthly average revenue per member increase primarily due to increased adoption of our higher-priced premium services by a greater percentage of our members, a trend we expect to continue. We monitor monthly average revenue per member because it is a strong indicator of revenue in our consumer business and of the performance of our premium services.
Our monthly average revenue per member increased by approximately 6% from the prior year. The increase in our monthly average revenue per member resulted primarily from the continued success of our premium service offerings, which accounted for more than 40% of our gross new members for the year ended December 31, 2015.
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
Enterprise transactions increased 17% from the prior year as we continued to add new customers and expand our offerings with our current customer base.

Key Financial Metrics
The following table summarizes our key financial metrics:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Consumer revenue	$559,467	$449,193	$340,121
Enterprise revenue	28,002	26,823	29,537
Total revenue	587,469	476,016	369,658
Adjusted net income	62,795	47,132	36,931
Adjusted EBITDA	72,316	55,479	42,156
Free cash flow	89,490	89,604	66,956
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
Mix of members by services, billing cycle, and distribution channel. Our performance is affected by the mix of members subscribing to our various consumer services, by billing cycle (annual versus monthly), and by the distribution channel through which we acquire the member. Our adjusted EBITDA, adjusted net income, free cash flow, and average cost of acquisition per member are all affected by this mix. We have seen a recent shift to more monthly members, in large part due to the increase in the number of members enrolling through our embedded product and employee benefits channels in which our members enroll on a monthly basis. In the fourth quarter 2015 we saw 39% of our gross new members elect our premium services, primarily as a result of the success in our employee benefit channel. We saw over 40% of our gross new enrollments, enroll in our premium products for the fiscal year 2015.
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
Our enterprise business relies on the retention of enterprise customers to maintain the effectiveness of our services because our enterprise customers typically provide us with their customer transaction data as part of our service. Losing a significant number of these customers would reduce the breadth and effectiveness of our services. In addition, as a result of our acquisition of ID Analytics, less than 1% of our overall 2015 revenue was derived from direct competitors to our consumer business, the integration of the ID Analytics business into the LifeLock corporate structure resulted in a decrease in a number of those competitors that are using the ID Analytics services. As we have given notice of non-renewal to competitors in our consumer segment, we have allowed such contracts to lapse, and accordingly, this percentage may decline over time.
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

Regulatory developments. Our business is subject to regulation by federal, state, local, and foreign authorities. Any changes to the existing applicable laws, regulations, or rules; any determination that other laws, regulations, or rules are applicable to us; or any determination that we have violated any of these laws, regulations, or rules could adversely affect our operating results. As previously disclosed in 2010 we entered into the FTC Order with the FTC. In 2010, at the same time we entered into the FTC Order, we entered into companion orders with 35 states' attorneys general that imposed on us similar injunctive provisions as the FTC Order relating to our advertising and marketing of our identity theft protection services. On July 21 2015, the FTC initiated a contempt action alleging that LifeLock had violated the FTC Order, which we refer to as the FTC Contempt Action. On December 17, 2015, we entered into a comprehensive settlement agreement with the FTC, pursuant to which we resolved all matters related to the FTC Contempt Action and representatives of a national class of consumers, which we refer to as the Consumer Class Action or the Ebarle Class Action. Under the terms of the settlement, $100 million was placed into the registry of the court overseeing the FTC Contempt Action, $68 million of which is to be distributed to the court overseeing Consumer Class Action to fund the consumer redress contemplated by the Consumer Class Action settlement, and the remaining $32 million of which is authorized to fund consumer redress ordered by any states’ attorneys general, provided that certain conditions are met. If all or part of the $32 million is not used for that purpose, it will revert to the FTC. At this stage, no states’ attorneys general have initiated proceedings against us alleging that we violated the companion orders from 2010. As of December 31, 2015, we have accrued $3 million for a potential settlement with states’ attorneys general. The ultimate resolution of the matter with the states’ attorneys general is uncertain and may involve a materially higher settlement than $3 million.
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
For a discussion of additional factors and risks facing our business, see “Risk Factors,” Item 1A of this Annual Report on Form 10-K.
Basis of Presentation and Key Components of Our Results of Operations
We operate our business and review and assesses our operating performance using two reportable segments: our consumer segment and our enterprise segment. We review and assess our operating performance using segment revenue, income (loss) from operations, and total assets. These performance measures include the allocation of operating expenses to our reportable segments based on management’s specific identification of costs associated to those segments.
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
General and Administrative
General and administrative expenses consist primarily of personnel costs, professional fees, legal settlements, and facility-related expenses associated with our executive, finance, human resources, legal, and governmental affairs organizations. Our professional fees principally consist of outside legal, auditing, accounting, and other consulting fees. Legal costs included within our general and administrative expenses also include costs incurred to litigate and settle various legal matters. We expect our general and administrative expenses will increase in absolute dollars for the foreseeable future as we hire additional personnel and expand our office facilities to support our overall growth and incur additional costs associated with our public company and regulatory compliance.

Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets is the amortization expense associated with core technology, customer relationships, trade names and trademarks, and assembled workforce resulting from business acquisitions. As of December 31, 2015, we had $30.2 million in intangible assets, net of amortization, as a result of our acquisitions. The acquired intangible assets have useful lives of between one and ten years and we expect to recognize approximately $10.0 million of amortization expense in the year ending December 31, 2016.
Provision for Income Taxes
We are subject to federal income tax as well as state income tax in various states in which we conduct business. Our effective tax rate for the year ended December 31, 2015 differed from the U.S. federal statutory tax rate plus the impact of state taxes as a result of state taxes and non-deductible expenses. We expect our effective tax rate to approximate the U.S. federal statutory tax rate plus the impact of state taxes in subsequent periods. As of December 31, 2015, we had U.S. federal and state net operating losses of approximately $231.3 million and $99.9 million, respectively, which will continue to reduce the amount of cash taxes to be paid.
In the fourth quarter of 2013, after consideration of all available positive and negative evidence, including our historical operating results, current financial condition, and potential future taxable income, we released substantially all of our valuation allowance on deferred tax assets. As a result, we recorded an income tax benefit of $37.5 million for the year ended December 31, 2013.
Results of Operations
Comparison of the Years Ended December 31, 2015, 2014, and 2013
Total Revenue

	Year Ended December 31,			2014 to 2015	2013 to 2014
	2015	2014	2013	% Change	% Change
	(in thousands)
Consumer revenue	$559,467	$449,193	$340,121	24.5%	32.1%
Enterprise revenue	28,002	26,823	29,537	4.4%	(9.2)%
Total revenue	$587,469	$476,016	$369,658
The increase in our consumer revenue from 2014 to 2015 related primarily to the increase in the number of our members and our monthly average revenue per member of 16% and 6%, respectively. The increase in our consumer revenue from 2013 to 2014 also related primarily to the increase in the number of our members and our monthly average revenue per member of 21% and 8%, respectively. The increases in members and monthly average revenue per member resulted from the continued success of our premium service offerings, including the release of our new LifeLock Advantage and LifeLock Ultimate Plus services at the end of July 2014, and our advertising and marketing campaigns designed to increase the overall awareness of our services and identity theft.
Enterprise revenue increased in 2015 compared to 2014 primarily due to the growth of our enterprise customer base and expansion of our offerings to our current customer base.
Enterprise revenue decreased in 2014 compared to 2013 primarily due to the reduction in revenue as a result of us giving notice of non-renewal to several customers who compete in our consumer business and allowing such contracts to lapse, which was partially offset by growth as we continue to add new customers and expand our offerings within our current customer base.

Cost of Services and Gross Profit

	Year Ended December 31,			2014 to 2015	2013 to 2014
	2015	2014	2013	% Change	% Change
	(in thousands)
Cost of services	$137,356	$120,422	$100,065	14.1%	20.3%
Percentage of revenue	23.4%	25.3%	27.1%
Gross profit	$450,113	$355,594	$269,593	26.6%	31.9%
Percentage of revenue	76.6%	74.7%	72.9%
The year over year increases in our gross profit from resulted primarily from increased revenue associated with the growth in the number of our members and increased monthly average revenue per member. The increase in our gross profit percentage is primarily attributable to efficiencies in our member services organization and scalability within certain third party fulfillment contracts as our member base continued to grow.
Sales and Marketing

	Year Ended December 31,			2014 to 2015	2013 to 2014
	2015	2014	2013	% Change	% Change
	(in thousands)
Sales and marketing	$273,389	$213,984	$162,363	27.8%	31.8%
Percentage of revenue	46.5%	45.0%	43.9%
The year over year increases in our sales and marketing expenses resulted from increases in our advertising expenses, external sales commissions, and personnel costs, including increases in our non-cash share-based compensation. The increase in our sales and marketing expenses reflected our investment to drive new membership growth, our continued advertising of our premium service offerings, and our efforts to highlight the growing identity theft issue and to educate consumers.
Technology and Development

	Year Ended December 31,			2014 to 2015	2013 to 2014
	2015	2014	2013	% Change	% Change
	(in thousands)
Technology and development	$69,115	$50,973	$40,015	35.6%	27.4%
Percentage of revenue	11.8%	10.7%	10.8%

The year over year increase in our technology and development expenses in 2015 resulted primarily from increased personnel costs, including non-cash share-based compensation, which were primarily the result of a reorganization and expansion of our product and technology group. Through that effort, we invested in new talent and in a geographic consolidation of our product teams. We also incurred $3.0 million in sign-on bonuses paid to the team of product and development data experts acquired from BitYota. In addition, we also made investments in product enhancements, security, infrastructure, and market research
The year over year increase in our technology and development expenses in 2014 resulted primarily from increases in our personnel costs, including non-cash share-based compensation, as we continued to invest in and expand the talent within our organization.

General and Administrative

	Year Ended December 31,			2014 to 2015	2013 to 2014
	2015	2014	2013	% Change	% Change
	(in thousands)
General and administrative	$183,259	$75,673	$42,125	142.2%	79.6%
Percentage of revenue	31.2%	15.9%	11.4%
The year over year increase in general and administrative expenses in 2015 relates primarily to an additional $96 million of expenses related to the settlement with the FTC and a national class of consumers to resolve outstanding litigation and a potential settlement with certain states' attorneys general. We also incurred $9.5 million of expenses related to the FTC Contempt Action. In addition, in the first quarter of 2015, we resolved, subject to court approval, two of the California consumer class action lawsuits against previously filed against us, resulting in a total settlement accrual of $2.5 million. The increase in general and administrative expenses is also attributable to additional costs associated with our regulatory compliance, the expansion of our office facilities, and additional personnel costs, including non-cash share-based compensation.
The year over year increase in general and administrative expenses in 2014 resulted primarily from additional costs associated with our regulatory compliance, acquisition integration and related intellectual property audits, the expansion of our office facilities, and additional personnel costs, including non-cash share-based compensation. The increase in general and administrative expenses also included a $20.0 million legal reserve for a possible settlement with the FTC of their inquiry into our compliance with the FTC Order, which was partially offset by a $5.0 million legal settlement in our favor resulting from indemnification claims we previously made with respect to our Lemon acquisition. The settlement was reached with the former shareholders of Lemon other than the individuals against whom we have brought a lawsuit.
Amortization of Acquired Intangible Assets

	Year Ended December 31,			2014 to 2015	2013 to 2014
	2015	2014	2013	% Change	% Change
	(in thousands)
Amortization of acquired intangible assets	$9,103	$8,898	$7,909	2.3%	12.5%
Percentage of revenue	1.5%	1.9%	2.1%
The year over year increase in amortization of acquired intangible assets in 2015 is due to an increase in the amortization of our Lemon technology intangible asset resulting from the change in the estimated useful life and the amortization of assembled workforce intangibles acquired during 2015.
The year over year increase in amortization of acquired intangible assets in 2014 is due to having a full year of amortization following the acquisition of Lemon in December 2013.
Other Income (Expense)

	Year Ended December 31,			2014 to 2015	2013 to 2014
	2015	2014	2013	% Change	% Change
	(in thousands)
Interest expense	$(371)	$(353)	$(353)	5.1%	—%
Interest income	770	281	124	174.0%	126.6%
Other	(189)	(137)	(21)	38.0%	552.4%
Total other income (expense)	$210	$(209)	$(250)	200.5%	16.4%
The increase in other income in 2015 is due to interest income earned on additional investments made in marketable securities.
Other expense remained consistent on a year over year basis in 2014.

Income Tax (Benefit) Expense

	Year Ended December 31,			2014 to 2015	2013 to 2014
	2015	2014	2013	% Change	% Change
	(in thousands)
Income tax (benefit) expense	$(33,540)	$3,362	$(37,524)	(1,097.6)%	(109.0)%
Effective tax rate	39.7%	57.4%	(221.6)%
Our effective tax rates for the years ended December 31, 2015 and 2014 differed from the statutory federal and state income tax rates primarily as a result of state taxes and non-deductible expenses.
In consideration of all available positive and negative evidence, including our historical operating results, current financial condition, and potential future taxable income, we released substantially all of our valuation allowance on deferred tax assets in the fourth quarter of 2013. As a result, we recorded an income tax benefit of $37.5 million.
Liquidity and Capital Resources
As of December 31, 2015, we had $50.2 million in cash and cash equivalents, which consisted of cash, money market funds, and open commercial paper with original maturity dates of less than three months at the time of purchase, and $196.5 million in marketable securities, which consisted of corporate bonds, municipal bonds, commercial paper, and certificates of deposit.  We classify our marketable securities as short-term regardless of contractual maturity based on our ability to liquidate such investments for use in current operations.  Additionally, we have a revolving line of credit, although we made no draws on the line of credit during the year ended December 31, 2015.  As of December 31, 2015, we had no outstanding debt.  We believe that our existing cash and cash equivalents and marketable securities together with cash generated from operations will be sufficient to fund our operations for at least the next 12 months. However, our future liquidity and capital requirements may vary materially from our expectations depending on many factors, including, but not limited to our revenues and gross margins, our cash flows from operations, the timing of payments with respect to the settlements, expenses and judgments related to our litigation matters, and the availability of our revolving line of credit. We may need to seek additional capital and such capital may not be available on terms acceptable to us or at all.
Operating Activities
For the year ended December 31, 2015, operating activities used $3.8 million in cash, largely impacted by the payment of $100.0 million to settle claims with the FTC and a nationwide consumer class, in addition we paid $5.8 million of expenses related to this litigation. The settlement with the FTC and the nationwide consumer class drove a net loss of $51.0 million, adjusted by non-cash items such as depreciation and amortization of $18.7 million, share-based compensation of $27.2 million, and an income tax benefit of $33.7 million. In addition, an increase in deferred revenue related to the overall growth of our business provided operating cash of $21.2 million and positive net operating cash flows of $13.8 million from other operating assets and liabilities.
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
Investing Activities
For the year ended December 31, 2015, we used $12.8 million of cash to acquire certain assets of BitYota, Inc. and $14.2 million of cash to acquire property and equipment primarily attributable to the expansion of our office locations, invested a net $69.0 million of cash in marketable securities, and invested $4.3 million in the purchase of company-owned life insurance policies.

For the year ended December 31, 2014, we used $14.6 million of cash to acquire property and equipment primarily attributable to the expansion of our office locations, invested a net $79.1 million of cash in marketable securities, and invested $4.3 million in the purchase of company-owned life insurance policies.
For the year ended December 31, 2013, we used $42.4 million of cash to acquire Lemon and $10.4 million of cash to acquire property and equipment primarily related to investments in our network infrastructure to support our growth. We also invested a net of $49.4 million of cash in marketable securities.
Financing Activities
For the year ended December 31, 2015, financing activities generated net cash of $8.7 million as a result of cash received from the exercise of stock options of $11.8 million, offset by $2.9 million paid for employee withholding tax related to net distributions of restricted stock units and restricted stock awards. We also incurred $0.2 million in relation to a modification of our credit agreement.
For the year ended December 31, 2014, financing activities generated net cash of $11.5 million as a result of cash received from the exercise of stock options and warrants of $12.6 million, offset by $1.1 million paid for employee withholding tax related to net distributions of restricted stock units and awards.
For the year ended December 31, 2013, financing activities generated net cash of $14.5 million as a result of cash received from the exercise of stock options of $15.4 million, offset by $0.4 million paid for employee withholding tax related to net distributions of restricted stock units and $0.4 million related to the payment of debt issuance costs associated with the refinancing of our credit agreement.
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
The Senior Credit Facility provides for an $85.0 million revolving line of credit, which we can increase to $110.0 million subject to the conditions set forth in the Credit Agreement. The revolving line of credit also includes a letter of credit subfacility of $10.0 million and a swing line loan subfacility of $5.0 million. The Senior Credit Facility has a maturity date of January 9, 2018. As of December 31, 2015, we had no debt outstanding under our Senior Credit Facility.  For the year ended December 31, 2015, we incurred unused commitment fees of $0.2 million, which are included in interest expense in the consolidated statements of operations.
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
As of December 31, 2015, we were in compliance with all financial covenants under the Senior Credit Facility.
As of December 31, 2015, we had an outstanding letter of credit in the amount of $0.3 million.
Contractual Obligations
We lease various office facilities, including our corporate headquarters in Tempe, Arizona, under operating lease agreements that expire between 2015 and 2024. As of December 31, 2015, we did not have any debt or material capital lease obligations, all of our property, equipment, and software had been purchased with cash, and we had no material long-term purchase obligations outstanding with any vendors or third parties.
Our future minimum payments under non-cancelable operating leases for office facilities were as follows as of December 31, 2015:

	Payment Due By Period
	Total	Less Than 1 Year	1 -3 Years	4 - 5 Years	More Than 5 Years
Operating leases	$47,377	$7,620	$14,248	$11,199	$14,310
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
In connection with our acquisitions of ID Analytics, Lemon and BitYota, we recorded certain finite-lived intangible assets for customer, technology, and trade names and trademarks related intangible assets. We amortize the acquisition date fair value of these assets on a straight-line basis over the estimated useful lives of the assets. We review our acquired-intangible assets annually in the fourth quarter of our fiscal year and whenever events and changes in circumstances indicate the carrying amount of the acquired-intangible assets may not be recoverable. If such events or changes in circumstances occur, we compare the carrying amount of the acquired-intangible asset to the undiscounted expected future cash flows related to such asset. If an impairment is indicated, the amount of the impairment is calculated as the difference between the carrying amount and the fair value of the asset, which is estimated using the discounted expected cash flows attributable to the asset. The estimates required in determining if an impairment exists include forecasted usage of the acquired intangible asset, the useful lives of such assets, and expected future cash flows. Changes in these estimates could materially impact results from operations.
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
LifeLock, Inc.
Consolidated Financial Statements
As of December 31, 2015 and 2014 and for the Years Ended December 31, 2015, 2014, and 2013

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of LifeLock, Inc.
We have audited the accompanying consolidated balance sheets of LifeLock, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LifeLock, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LifeLock, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Phoenix, Arizona
February 23, 2016

Report of Independent Registered Public Accounting Firm
To Board of Directors and Stockholders of LifeLock, Inc.
We have audited LifeLock, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). LifeLock, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, LifeLock, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LifeLock, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 23, 2016 expressed an unqualified opinion thereon.
/s/    Ernst & Young LLP
Phoenix, Arizona
February 23, 2016

LIFELOCK, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$50,239	$146,569
Marketable securities	196,474	127,305
Trade and other receivables, net	13,974	10,220
Deferred tax assets, net	—	21,243
Prepaid expenses and other current assets	12,303	7,841
Total current assets	272,990	313,178
Property and equipment, net	30,485	24,204
Goodwill	172,087	159,342
Intangible assets, net	30,174	38,315
Deferred tax assets, net – non-current	77,363	22,494
Other non-current assets	9,710	5,783
Total assets	$592,809	$563,316
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$24,747	$11,543
Accrued expenses and other liabilities	76,226	67,025
Deferred revenue	166,403	145,206
Total current liabilities	267,376	223,774
Other non-current liabilities	7,367	6,706
Total liabilities	274,743	230,480
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 300,000,000 authorized at December 31, 2015 and December 31, 2014; 95,877,947 and 93,944,742 shares issued and 95,832,238 and 93,899,968 outstanding at December 31, 2015 and December 31, 2014, respectively	96	94
Preferred stock, $0.001 par value, 10,000,000 shares authorized and no shares issued and outstanding at December 31, 2015 and December 31, 2014	—	—
Additional paid-in capital	532,388	495,912
Accumulated other comprehensive loss	(361)	(116)
Accumulated deficit	(214,057)	(163,054)
Total stockholders’ equity	318,066	332,836
Total liabilities and stockholders’ equity	$592,809	$563,316

See accompanying notes to consolidated financial statements.

LIFELOCK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenue:
Consumer revenue	$559,467	$449,193	$340,121
Enterprise revenue	28,002	26,823	29,537
Total revenue	587,469	476,016	369,658
Cost of services	137,356	120,422	100,065
Gross profit	450,113	355,594	269,593
Costs and expenses:
Sales and marketing	273,389	213,984	162,363
Technology and development	69,115	50,973	40,015
General and administrative	183,259	75,673	42,125
Amortization of acquired intangible assets	9,103	8,898	7,909
Total costs and expenses	534,866	349,528	252,412
Income (loss) from operations	(84,753)	6,066	17,181
Other income (expense):
Interest expense	(371)	(353)	(353)
Interest income	770	281	124
Other, net	(189)	(137)	(21)
Total other income (expense)	210	(209)	(250)
Income (loss) before provision for income taxes	(84,543)	5,857	16,931
Income tax (benefit) expense	(33,540)	3,362	(37,524)
Net income (loss)	(51,003)	2,495	54,455
Net income (loss) per share
Basic	$(0.54)	$0.03	$0.61
Diluted	$(0.54)	$0.03	$0.57
Weighted-average common shares outstanding used in computing net income (loss) per share:
Basic	94,897	92,733	88,636
Diluted	94,897	99,102	96,047

See accompanying notes to consolidated financial statements.

LIFELOCK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$(51,003)	$2,495	$54,455
Other comprehensive loss, net of tax
Unrealized loss on marketable securities	(245)	(98)	(18)
Comprehensive income (loss)	$(51,248)	$2,397	$54,437

See accompanying notes to consolidated financial statements.

LIFELOCK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Stockholders’ Equity (Deficit)
			Additional	Accum. Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance, January 1, 2013	86,561,320	$87	$439,883	$—	$(220,004)	$219,966
Stock option and warrant exercises	4,659,232	5	14,873	—	—	14,878
Common shares surrendered on net settlement of option and warrant exercises	(38,141)	(1)	(203)	—	—	(204)
Shares purchased under ESPP	107,074	—	819	—	—	819
Share-based compensation	—	—	11,111	—	—	11,111
Vesting of restricted stock units	136,886	—	—	—	—	—
Restricted stock units surrendered in lieu of withholding taxes	(29,374)	—	(436)	—	—	(436)
Restricted stock issued	44,774	—	—	—	—	—
Other comprehensive loss	—	—	—	(18)	—	(18)
Net income	—	—	—	—	54,455	54,455
Balance, December 31, 2013	91,441,771	91	466,047	(18)	(165,549)	300,571
Stock option and warrant exercises	2,184,126	2	10,957	—	—	10,959
Common shares surrendered on net settlement of warrant exercises	(24,905)	—	(112)	—	—	(112)
Shares purchased under ESPP	180,572	—	1,981	—	—	1,981
Share-based compensation	—	—	18,147	—	—	18,147
Vesting of restricted stock units	235,354	1	(1)	—	—	—
Restricted stock units surrendered in lieu of withholding taxes	(72,176)	—	(1,107)	—	—	(1,107)
Restricted stock issued	(44,774)	—	—	—	—	—
Other comprehensive loss	—	—	—	(98)	—	(98)
Net income	—	—	—	—	2,495	2,495
Balance, December 31, 2014	93,899,968	94	495,912	(116)	(163,054)	332,836
Stock option and warrant exercises	1,358,761	1	9,324	—	—	9,325
Shares purchased under ESPP	169,763	—	2,194	—	—	2,194
Share-based compensation	—	—	27,920	—	—	27,920
Vesting of restricted stock units and awards	629,124	1	(1)	—	—	—
Restricted stock units and awards surrendered in lieu of withholding taxes	(224,543)	—	(2,961)	—	—	(2,961)
Treasury shares	(835)	—	—	—	—	—
Other comprehensive loss	—	—	—	(245)	—	(245)
Net loss	—	—	—	—	(51,003)	(51,003)
Balance, December 31, 2015	95,832,238	$96	$532,388	$(361)	$(214,057)	$318,066
See accompanying notes to consolidated financial statements.

LIFELOCK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities
Net income (loss)	$(51,003)	$2,495	$54,455
Adjustment to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	18,674	16,266	12,796
Share-based compensation	27,204	18,147	11,111
Provision for doubtful accounts	209	346	231
Amortization of premiums on marketable securities	3,035	1,889	323
Deferred income tax (benefit) expense	(33,700)	2,592	(37,612)
Other	288	126	21
Change in operating assets and liabilities:
Trade and other receivables	(7,648)	(933)	(3,127)
Prepaid expenses and other current assets	(4,463)	(880)	(1,080)
Other non-current assets	389	280	328
Accounts payable	12,471	9,029	518
Accrued expenses and other liabilities	8,755	31,655	6,920
Deferred revenue	21,197	26,100	28,115
Other non-current liabilities	782	2,066	4,374
Net cash provided by (used in) operating activities	(3,810)	109,178	77,373
Investing activities
Acquisition of businesses, net of cash acquired	(12,797)	—	(42,369)
Acquisition of property and equipment, including capitalization of internal use software	(14,156)	(14,574)	(10,417)
Acquisition of intangible assets	(925)	—	—
Purchases of marketable securities	(225,232)	(135,178)	(50,775)
Sale and maturities of marketable securities	156,230	56,060	1,353
Premiums paid for company-owned life insurance policies	(4,337)	(4,337)	—
Net cash used in investing activities	(101,217)	(98,029)	(102,208)
Financing activities
Proceeds from stock based compensation plans	11,787	12,241	15,425
Proceeds from warrant exercises	—	375	—
Payments for employee tax withholdings related to restricted stock units and awards	(2,905)	(1,107)	(436)
Payments for debt issuance costs	(185)	—	(440)
Net cash provided by financing activities	8,697	11,509	14,549
Net increase (decrease) in cash and cash equivalents	(96,330)	22,658	(10,286)
Cash and cash equivalents at beginning of year	146,569	123,911	134,197
Cash and cash equivalents at end of year	$50,239	$146,569	$123,911

Supplemental cash flow information:
Cash paid (refunded) during the period for:
Interest	$323	$161	$267
Income taxes	910	(235)	1,121
Supplemental information for non-cash investing activities:
Accrued capital expenditures	2,676	1,835	1,300
Property and equipment acquired through leasehold incentives	822	284	—
See accompanying notes to consolidated financial statements.

LIFELOCK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Corporation Information
We provide proactive identity theft protection services to our consumer subscribers, whom we refer to as our members, on an annual or monthly subscription basis. We also provide consumer risk management services to our enterprise customers.
We were incorporated in Delaware on April 12, 2005 and are headquartered in Tempe, Arizona. In October 2012, we completed our IPO and our common stock is listed on the New York Stock Exchange under the symbol “LOCK.”
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
We are subject to uncertainties such as the impact of future events; economic, environmental, and political factors; and changes in our business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as our operating environment changes. We make changes in estimates when circumstances warrant. We reflect such changes in estimates and refinements in estimation methodologies in reported results of operations. If material, we disclose the effects of changes in estimates in the notes to the consolidated financial statements. Significant estimates and assumptions affect the following: the allocation of the purchase price associated with acquisitions; the carrying value of long-lived assets; the amortization period of long-lived assets; the carrying value, capitalization, and amortization of software and website development costs; the carrying value of goodwill and other intangible assets; the amortization period of intangible assets; the provision for income taxes and related deferred tax accounts, and realizability of deferred tax assets; certain accrued expenses; contingencies, litigation, and related legal accruals; and the value attributed to employee stock options and other stock-based awards.
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
In assessing goodwill for impairment, we have elected to first make a qualitative assessment of whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying value to determine whether it is necessary to perform the two-step goodwill impairment test. The qualitative impairment test includes considering various factors, including macroeconomic conditions, industry and market conditions, cost factors, a sustained share price or market capitalization decrease, and any reporting unit specific events. If it is determined through the qualitative assessment that a reporting unit’s fair value is more-likely-than-not greater than its carrying value, the two-step impairment test is not required. If the qualitative assessment indicates it is more-likely-than-not that a reporting unit’s fair value is not greater than its carrying value, we must perform the two-step impairment test. No impairment of goodwill was identified as of December 31, 2015.
In connection with our acquisitions, we recorded certain finite-lived intangible assets for customer, technology, trade names and trademarks, and assembled workforce related intangible assets. We amortize the acquisition date fair value of these assets on a straight-line basis over the estimated useful lives of the assets. We review our acquired-intangible assets annually in the fourth quarter of our fiscal year and whenever events and changes in circumstances indicate the carrying amount of the acquired-intangible assets may not be recoverable. If such events or changes in circumstances occur, we compare the carrying amount of the acquired-intangible asset to the undiscounted expected future cash flows related to such asset. If an impairment is indicated, the amount of the impairment is calculated as the difference between the carrying amount and the fair value of the asset, which is estimated using the discounted expected cash flows attributable to the asset. The estimates required in determining if an impairment exists include forecasted usage of the acquired intangible asset, the useful lives of such assets, and expected future cash flows. While no impairment of acquired intangible assets was identified as of December 31, 2015, we did reduce the estimated useful life of the Lemon technology intangible asset from an original useful life of seven years to two and a half years based on the development of new technology and future business plans. The change resulted in additional amortization of $0.7 million for the year ended December 31, 2015, with the remaining net carrying value of $1.6 million expected to be fully amortized in the first half of 2016.
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
Per Share Data
We compute basic earnings per share by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. We determine net income available to common stockholders by deducting the accretion on convertible redeemable preferred stock and the net income allocable to convertible redeemable preferred stock, determined under the two class method, from net income. We compute diluted earnings per share giving effect to all potentially dilutive common stock equivalents, including share-based compensation and warrants to acquire common stock. Those securities determined to be anti-dilutive as common stock equivalents are excluded from the calculation of diluted earnings per share; however, such securities continue to be included in the application of the two-class method to the extent applicable.
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
Cash and cash equivalents also include credit card and debit card receivables. The majority of payments due from financial intermediaries for credit card and debit card transactions process within 72 hours, except for transactions occurring on a Friday, which are generally processed the following Monday. Amounts due from financial intermediaries for these transactions classified as cash and cash equivalents totaled $1.8 million and $0.8 million as of December 31, 2015 and 2014, respectively.
Marketable Securities
We hold investments in marketable securities consisting of corporate debt securities, municipal debt securities, commercial paper, and certificates of deposit. We determine the appropriate classification of marketable securities at the time of purchase and reevaluate such determination at each balance sheet date. As of December 31, 2015, we classified all marketable securities as available-for-sale and current as such investments are available to fund current operations.  Based on our intentions regarding our marketable securities, all marketable securities are classified as available-for-sale and are carried at fair value with unrealized gains and losses recorded as a separate component of other comprehensive income, net of income taxes on the consolidated statements of comprehensive income. Realized gains and losses and declines in fair value determined to be other-than-temporary are determined using the specific-identification method and are reflected as a component of other income (expense) in the consolidated statements of operations. We periodically review our marketable securities for other-than temporary declines in fair value and write down such marketable securities when an other-than-temporary decline has occurred. No such impairments of marketable securities have been recorded to date.
Allowance for Doubtful Accounts
We maintain an allowance for doubtful accounts to provide for uncollectable trade receivables. We base the allowance on historical collections, write-off experience, current economic trends, and changes in customer payment terms and other factors that may affect our ability to collect payments. As of December 31, 2015 and 2014, our allowance for doubtful accounts was $0.2 million and $0.1 million, respectively.

Property and Equipment
We state property and equipment at cost, less accumulated depreciation, amortization, and any impairment in value. We assess long-lived assets, including our property and equipment, for impairment whenever events or changes in business circumstances arise that may indicate that the carrying amount of the long-lived assets may not be recoverable.
We compute depreciation and amortization using the straight-line method over the following estimated useful lives of the assets:

Leasehold improvements	The shorter of the estimated useful life or the life of the lease
Telecommunications, network and computing equipment	3–5 years
Computer software	3 years
Furniture, fixtures and office equipment	7 years
Internal Use Software
We capitalize costs related to the development of software and new business systems for internal use. We have no plans to market such software and business systems externally. During the development stage of the software and new business systems, all direct internal and external costs are capitalized until the project is substantially complete and ready for its intended use. Once a project reaches the production stage, capitalized costs associated with such project will be amortized on a straight-line basis over the estimated useful life as determined by management.
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
Advertising Costs
We expense advertising costs as incurred, except for direct-response advertising costs, which are expensed in the period in which it will benefit. Direct-response advertising costs include telemarketing, web-based marketing, and direct mail costs related directly to membership solicitation. Advertising expense totaled approximately $163.2 million, $121.1 million, and $86.2 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Self-Funded Medical Plan
In 2015 we began maintaining self-funded employee group medical plans under which our liability is limited by individual and aggregate stop loss insurance. We accrue a liability for reported claims outstanding, as well as an estimate of incurred but unreported claims, which is based on historical claims. Estimated costs to settle reported and unreported claims are included in accrued expenses and other liabilities in the consolidated balance sheet.
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
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, trade and other receivables, and current liabilities approximate fair values, because of the short-term nature of these items. Prior to the conversion in connection with our IPO, we carried our convertible redeemable preferred stock warrant liability at fair value.
We determine the fair value of financial instruments using an exit price: the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. We use a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: Level 1 – observable inputs such as quoted prices in active markets; Level 2 – inputs other than the quoted prices in active markets that are observable, either directly or indirectly; and Level 3 – unobservable inputs for which there is little or no market data, which requires us to develop our own assumptions. On a recurring basis, we measure certain financial assets and liabilities at fair value, including our cash equivalents and marketable securities. The fair values of our money market funds and marketable debt securities are derived from quoted market prices or alternative pricing sources that utilize observable market inputs.
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
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. The guidance requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset, with amortization of the costs continuing to be reported as interest expense.  In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which provides that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This guidance is effective for annual reporting periods beginning after December 15, 2016, and will be applied retrospectively to each prior period presented. While early adoption is permitted, we have chosen to adopt the guidance on the effective date. We do not expect the adoption of these ASUs to have a material impact on our consolidated financial statements.
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
In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement for an acquirer to retrospectively adjust provisional amounts recognized in a business combination. The guidance requires the acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. Additionally, the guidance requires the acquirer to record the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date in the same period's financial statements. An acquirer is also required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The guidance is effective for public entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. We plan to early adopt this guidance when factors and circumstances warrant and do not expect the adoption of this ASU to have a significant impact on our consolidated financial statements.
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires deferred income tax liabilities and assets to be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. The guidance is effective for public entities for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. We early adopted ASU 2015-17 for our year ended December 31, 2015 on a prospective basis, and no prior periods were retrospectively adjusted.
3. Business Combinations
Acquisition of BitYota
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
Acquisition related costs recognized for the year ended December 31, 2015 amounted to $3.1 million, which we have classified in technology and development and general and administrative expenses in our condensed consolidated statements of operations. Transaction costs included expenses such as signing bonuses, legal, accounting, and other professional services.
Had the acquisition of assets from BitYota occurred on January 1, 2014, our pro forma consolidated revenue for the year ended December 31, 2015 and 2014, would have increased by less than 0.1%.
Acquisition of Lemon
In December 2013, we acquired Lemon, a mobile wallet innovator. In connection with this acquisition, we launched our new LifeLock mobile application. The aggregate purchase price consisted of approximately $42.4 million of cash paid at the closing (net of cash acquired of $3.3 million). We accounted for this acquisition using the acquisition method. Accordingly, we allocated the total purchase price to the tangible and identifiable intangible assets acquired and the net liability assumed based on their respective fair values on the acquisition date. As a result of the acquisition, we recorded goodwill in the amount of $29.9 million, which was assigned to our consumer segment, identifiable intangible assets of $3.9 million, which was comprised of $3.3 million related to technology, $0.5 million related to customer relationships, and $0.1 million related to trade name and trademarks, and net assets acquired of $3.2 million. The overall weighted-average life of the identifiable definite-lived intangible assets acquired was 6.0 years, which will be amortized over their respective lives. In the fourth quarter of 2015, we changed the estimated useful life of the technology intangible assets from an original estimated life of seven years to an estimated life of two and a half years based on the development of new technology and future business plans. Accordingly, the overall weighted-average useful life of the identifiable definite-lived intangible assets acquired was reduced to 2.3 years. Our consolidated financial statements for the year ended December 31, 2013 include the results of operations of Lemon from the date of acquisition.
4. Marketable Securities
The following is a summary of marketable securities designated as available-for-sale as of December 31, 2015 and 2014:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
December 31, 2015
Corporate bonds	$125,132	$1	$(304)	$124,829
Municipal bonds	16,228	2	(6)	16,224
Commercial paper	37,236	—	—	37,236
Government securities	8,704	1	(17)	8,688
Agency securities	7,273	—	(20)	7,253
Certificates of deposit	2,244	—	—	2,244
Total marketable securities	$196,817	$4	$(347)	$196,474
December 31, 2014
Corporate bonds	$99,592	$1	$(119)	$99,474
Municipal bonds	18,146	1	(10)	18,137
Commercial paper	9,196	—	—	9,196
Certificates of deposit	498	—	—	498
Total marketable securities	$127,432	$2	$(129)	$127,305
All marketable securities are classified as current regardless of contractual maturity dates because we consider such investments to represent cash available for current operations.
As of December 31, 2015 and 2014, we did not consider any of our marketable securities to be other-than-temporarily impaired.  When evaluating our investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer, our ability and intent to hold the security, and whether it is more likely than not that we will be required to sell the investment before recovery of its cost basis.

The following is a summary of amortized cost and estimated fair value of marketable securities as of December 31, 2015 and 2014, by maturity:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
December 31, 2015
Due in one year or less	$164,147	$2	$(221)	$163,928
Due after one year	32,670	2	(126)	32,546
Total marketable securities	$196,817	$4	$(347)	$196,474
December 31, 2014
Due in one year or less	$127,029	$2	$(129)	$126,902
Due after one year	403	—	—	403
Total marketable securities	$127,432	$2	$(129)	$127,305
5. Trade and Other Receivables
Trade and other receivables consisted of the following as of December 31:

	2015	2014
	(in thousands)
Trade receivables	$9,893	$7,160
Insurance recoveries receivable	2,714	1,560
Interest receivable	1,175	869
Other receivables	406	692
Less allowance for doubtful accounts	(214)	(61)
Total trade and other receivables	$13,974	$10,220
6. Property and Equipment, Net
Property and equipment consisted of the following as of December 31:

	2015	2014
	(in thousands)
Computer software	$13,883	$14,688
Telecommunications, network and computing equipment	22,829	16,459
Leasehold improvements	9,832	6,687
Furniture, fixtures and office equipment	4,229	3,569
Cost of assets placed in service	50,773	41,403
Less accumulated depreciation and amortization	(24,202)	(18,373)
Net book value of assets placed in service	26,571	23,030
Assets not yet placed in service	3,914	1,174
Property and equipment, net	$30,485	$24,204
Depreciation expense on property and equipment for the years ended December 2015, 2014, and 2013 was $9.6 million, $7.4 million, and $4.9 million, respectively.
Included in assets not yet placed in service as of December 31, 2015 are costs of approximately $1.7 million related to the development of interal-use software and new business systems. As we began capitalizing costs for the development of internal-use software and new business systems during the current fiscal year, there were no costs included in assets not yet placed in service related to the development of internal-use software and new business systems as of December 31, 2014.

7. Goodwill and Other Intangible Assets
The changes in carrying amount of goodwill for the years ended December 31, 2015 and 2014 were as follows:

Carrying Value
(in thousands)
Goodwill - December 31, 2013	$159,342
Goodwill - December 31, 2014	159,342
Additions	12,745
Goodwill - December 31, 2015	$172,087
Our acquisition-related intangible assets as of December 31, 2015 and 2014 were as follows:

	December 31, 2015
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Trade name and trademarks	$4,060	$(3,096)	$964
Technology	36,290	(19,552)	16,738
Customer relationships	21,030	(9,450)	11,580
Assembled workforce	$962	$(70)	892
Total other intangible assets	$62,342	$(32,168)	$30,174

	December 31, 2014
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Trade name and trademarks	$4,060	$(2,296)	$1,764
Technology	36,290	(13,669)	22,621
Customer relationships	21,030	(7,100)	13,930
Total other intangible assets	$61,380	$(23,065)	$38,315
The estimated useful lives of our acquired trade names and trademarks range from one to five years, our acquired technology has estimated useful lives of seven years and our acquired customer relationships have estimated useful lives ranging from one year to ten years.
In the year ended December 31, 2015 we acquired two assembled workforces through two asset acquisitions for a total of $1.0 million. Should the employees remain employed through a period of up to 2 years following each acquisition we will be required to make additional payments totaling $1.2 million. The estimated useful lives of our assembled workforces is two years.
As of December 31, 2015, the weighted-average remaining useful lives of all acquisition-related intangible assets was 3.7 years. Amortization expense for the years ended December 31, 2015, 2014, and 2013 was $9.1 million, $8.9 million, and $7.9 million, respectively.
Estimated future amortization of acquisition-related intangible asset for future periods is as follows:

Years Ending December 31,	(in thousands)
2016	$9,977
2017	7,639
2018	7,064
2019	2,518
2020	1,350
Thereafter	1,626
$30,174

8. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following as of December 31:

	2015	2014
	(in thousands)
Legal settlements	$18,750	$20,000
Marketing, commissions and other services	22,553	19,425
Employee salaries, wages, and benefits	15,961	18,507
Consulting, contract labor and professional fees	14,446	5,317
Fixed assets	1,134	874
Sales, use, property, and income taxes	568	732
Other	2,814	2,170
Total accrued expenses and other liabilities	$76,226	$67,025
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
The Senior Credit Facility provides for an $85.0 million revolving line of credit, which we can increase to $110.0 million subject to the conditions set forth in the Credit Agreement. The revolving line of credit also includes a letter of credit subfacility of $10.0 million and a swing line loan subfacility of $5.0 million. The Senior Credit Facility has a maturity date of January 9, 2018. As of December 31, 2015, we had no outstanding debt under our Senior Credit Facility.  We incurred unused commitment fees and administrative fees of $0.3 million for the year ended December 31, 2015, which is included in interest expense in the consolidated statements of operations.
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
On November 6, 2015, we entered into a First Amendment and Consent to our Senior Credit Facility (the “First Amendment”).
The First Amendment modifies the calculation of cash EBITDA under the Senior Credit Facility to exclude up to $130.0 million of expenses related to the proposed settlements with the FTC and representatives of a national class of consumers, potential settlements with certain states' attorneys general and fees incurred in relation to the litigation and potential settlements.
In addition, pursuant to the First Amendment, through the end of the fourth full fiscal quarter ending after the date on which the courts have approved the settlement agreements with the FTC and the national class of consumers (the “Settlement Date”), we are required to comply with certain additional financial and reporting covenants in the Senior Credit Facility.
Further, until the later of the one year anniversary of the Settlement Date, and the date on which we have received court approval with at least 50% of the state attorney generals that have proceedings currently pending or initiated on or before November 6, 2016 related to the issues presented in the FTC Order, if any, the revolving line of credit under the Senior Credit Facility is limited to letters of credit in the ordinary course of business not to exceed $2.0 million in the aggregate at any one time and certain permitted acquisitions of up to $25.0 million in the aggregate, unless a higher amount is consented to by the holders of 66 2/3% of the aggregate revolving commitments.
Pursuant to terms of the First Amendment, we are also subject to additional limitations and conditions on acquisitions and making certain types of payments (including dividends, redemptions or other distributions) with respect to our equity interests.
At December 31, 2015, we were in compliance with all covenants of the Senior Credit Facility.
Letters of Credit
In August 2013, a letter of credit in the amount of $1.2 million was released by the counterparty in connection with the execution of the amendment to our office lease with respect to our headquarters.  In December 2014, a letter of credit in the amount of $0.3 million was released by the counterparty in connection with the execution of a new office lease with respect to our office in Irvine, California. As of December 31, 2015, we had an outstanding letter of credit in the amount of $0.3 million in connection with an office lease in San Francisco, California.
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
Rent expense incurred under operating leases for the years ended December 31, 2015, 2014, and 2013 was $5.8 million, $5.1 million, and $3.5 million, respectively.
Associated with operating leases, we have received tenant improvement allowances from lessors. We record the value of these improvements as fixed assets when acquired and amortize the assets over the term of the lease. We record an offsetting obligation as deferred rent and amortize it as a reduction to lease expense on a straight-line basis over the lease term.

The following summarizes the future minimum lease payments for outstanding operating lease agreements as of December 31, 2015:

(in thousands)
2016	$7,620
2017	7,462
2018	6,786
2019	6,390
2020	4,809
Thereafter	14,310
$47,377
11. Stockholders’ Equity
Common Stock
We have authorized 300,000,000 shares of common stock, with a par value of $0.001 per share. As of December 31, 2015, we had 95,832,238 shares of common stock outstanding.
Holders of our common stock are entitled to one vote for each share on all matters submitted to a vote of the stockholders, including the election of directors. Holders of our common stock are also entitled to dividends when, and if, declared by our board of directors. We have not declared and paid any dividends through December 31, 2015, and our Senior Credit Facility contains restrictions on our ability to pay dividends. Stockholders do not have cumulative voting rights in the election of directors. Accordingly, holders of a majority of the voting shares are able to elect all of the directors.
We issue stock-based awards to our employees in the form of stock options, restricted stock units, and restricted stock awards. We also have an employee stock purchase plan.
Preferred Stock
We have authorized 10,000,000 shares of preferred stock, with a par value of $0.001 per share. As of December 31, 2015, we had no shares of preferred stock outstanding.
Stock Warrants
As of December 31, 2015, we had warrants to purchase 2,334,044 shares of common stock at an exercise price of $0.68 that expire on October 3, 2016 outstanding.
During the year ended December 31, 2014, 166,666 warrants to purchase common shares were exercised, of which 83,333 warrants were exercised for $0.4 million and 83,333 warrants were net exercised for a total of 58,428 shares.
In February 2016, the outstanding warrants to purchase 2,334,044 shares of common stock were net exercised for a total of 2,210,335 shares.
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
The total amount of compensation cost for stock-based payment arrangements recognized in the consolidated statements of operations related to stock options, restricted stock units, restricted stock awards, and performance stock units was $27.2 million, $18.1 million, and $11.1 million for the years ended December 31, 2015, 2014, and 2013, respectively.
As of December 31, 2015, a total of $75.2 million of unrecognized compensation costs related to unvested stock options and unvested restricted stock units and restricted stock awards issued are expected to be recognized over the remaining weighted-average period of 3.0 years.
Employee Stock Purchase Plan
In October 2012, we adopted an employee stock purchase plan, or the ESPP. The ESPP allows substantially all full-time and part-time employees, excluding members of senior management, to acquire shares of our common stock through payroll deductions over six month offering periods. The per share purchase price is equal to the lesser of 85% of the fair market value of a share of our common stock on the grant date or 85% of the fair market value of a share of our common stock on the last day of the offering period. Purchases are limited to 15% of an employee’s salary, up to a maximum of $25,000 of stock value per calendar year. We are authorized to grant up to 2,000,000 shares of our common stock under the ESPP. As of December 31, 2015, 457,409 shares of common stock had been issued under the ESPP. We recognized expense with respect to the ESPP of $0.6 million and $0.6 million for the years ended December 31, 2015 and 2014, respectively.
Stock Options
The following table summarizes information on the activity of stock options, including performance-based options, under the 2006 and 2012 Plans for the years ended December 31:

	2015		2014		2013
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Outstanding at beginning of year	11,073,326	$10.25	11,384,251	$7.62	12,273,815	$4.24
Granted	6,262,501	11.16	2,947,199	17.42	5,494,969	11.57
Exercised	(1,358,761)	6.86	(2,017,460)	5.19	(4,489,459)	3.27
Expired	(193,943)	15.52	(14,087)	13.91	(33,951)	3.22
Forfeited	(1,602,627)	12.93	(1,226,577)	10.86	(1,861,123)	7.40
Outstanding at end of year	14,180,496	$10.60	11,073,326	$10.25	11,384,251	$7.62
Exercisable at end of year	6,181,833	$8.90	5,025,485	$7.13	4,235,609	$4.39
The following table summarizes additional information about stock options, including performance-based options, outstanding and exercisable as of December 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Under Option	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price Per Share	Shares Under Option	Weighted- Average Exercise Price Per Share
$0.01-$3.50	1,243,295	2.79	$2.22	1,242,922	$2.22
$3.51 - $7.00	1,490,494	5.51	4.96	1,366,102	4.93
$7.01 - $10.50	4,613,292	8.75	8.74	913,376	8.99
$10.51 - $14.00	3,371,648	7.63	12.40	1,669,645	11.80
$14.01 - $17.50	2,099,517	9.10	15.35	358,076	15.81
$17.51 - $21.00	1,362,250	7.72	18.93	631,712	18.92
	14,180,496			6,181,833

The weighted-average fair value of our outstanding stock options was $4.96, $5.10, and $4.09 for the years ended December 31, 2015, 2014, and 2013, respectively. Such amounts were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions at December 31:

	2015	2014	2013
Expected volatility	44.3%	46.5%	49.1%
Expected dividend yield	—%	—%	—%
Risk-free interest rate	1.7%	1.8%	1.3%
Expected term (years)	6.07	6.05	6.05
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
The weighted-average fair value of the options granted in the years ended December 31, 2015, 2014, and 2013 was $5.94, $8.12, and $5.72, respectively. The total intrinsic value of options exercised in 2015, 2014, and 2013 was $11.1 million, $24.0 million, and $41.8 million, respectively. As of December 31, 2015, the total intrinsic value of outstanding and exercisable stock options was $61.6 million and $37.1 million, respectively.
Restricted Stock Units and Restricted Stock Awards
The following table summarizes restricted stock units and restricted stock awards activity under the 2012 Plan for the years ended December 31, 2014 and 2015:

	Restricted Stock Units/Awards	Weighted - Average Grant Date Fair Value (per share)
Unvested at December 31, 2013	578,243	$12.65
Granted	1,131,419	16.41
Vested	(235,354)	13.79
Forfeited	(451,484)	14.77
Unvested at December 31, 2014	1,022,824	$15.61
Granted	4,032,522	12.21
Vested	(623,835)	13.20
Forfeited	(393,520)	14.94
Unvested at December 31, 2015	4,037,991	$12.46
13. Employee Benefits
We offer a 401(k) retirement plan, which is a defined contribution retirement plan, for eligible employees. Employees are eligible to participate on the first day of service. Under the terms of the plan, employees are entitled to contribute from 1% to 100% of their total compensation, within limitations established by the Internal Revenue Code. We match 100% of the first 6% of each employee’s contribution and may also contribute additional amounts at our discretion, all subject to immediate vesting. The cost of employer contributions to the plan was $3.3 million, $2.9 million, and $2.5 million for the years ended December 31, 2015, 2014, and 2013, respectively.

14. Fair Value Measurements
As of December 31, 2015 and 2014, the fair value of our financial assets was as follows:

	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2015
Assets:
Money market funds (1)	$18,114	$—	$—	$18,114
Corporate bonds (2)	—	124,829	—	124,829
Municipal bonds (2)	—	16,223	—	16,223
Commercial paper (3)	—	47,294	—	47,294
Government securities (2)	—	8,688	—	8,688
Agency securities (2)	—	7,253	—	7,253
Certificates of deposit (2)	—	2,244	—	2,244
Total assets measured at fair value	$18,114	$206,531	$—	$224,645
December 31, 2014
Assets:
Money market funds (1)	$11,903	$—	$—	$11,903
Corporate bonds (2)	—	99,474	—	99,474
Municipal bonds (2)	—	18,137	—	18,137
Commercial paper (4)	—	54,399	—	54,399
Certificates of deposit (2)	—	498	—	498
Total assets measured at fair value	$11,903	$172,508	$—	$184,411

(1)	Classified in cash and cash equivalents

(2)	Classified in marketable securities

(3)
Includes commercial paper with maturities of three months or less at time of purchase of $10.1 million classified in cash and cash equivalents and commercial paper with maturities of greater than three months of $37.2 million classified in marketable securities.

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
The following table sets forth the computation of basic and diluted net income (loss) per share for the years ended December 31:

	2015	2014	2013
	(in thousands, except share and per share data)
Net income (loss)	$(51,003)	$2,495	$54,455
Denominator (basic):
Weighted average common shares outstanding	94,897,450	92,733,496	88,635,832
Denominator (diluted):
Weighted average common shares outstanding	94,897,450	92,733,496	88,635,832
Dilutive stock options outstanding	—	3,791,148	4,984,569
Dilutive restricted stock units and restricted stock awards	—	252,093	105,572
Dilutive shares purchased under ESPP	—	16,387	2,349
Weighted average common shares from warrants	—	2,308,808	2,318,422
Net weighted average common shares outstanding	94,897,450	99,101,932	96,046,744
Net income (loss) per share:
Basic	$(0.54)	$0.03	$0.61
Diluted	$(0.54)	$0.03	$0.57
Potentially dilutive securities, including common equivalent shares in which the exercise price together with other assumed proceeds exceed the average market price of common stock for the applicable period, were not included in the calculation of diluted net income (loss) per share as their impact would be anti-dilutive. The following weighted-average number of outstanding employee stock options, restricted stock units and restricted stock awards, warrants to purchase common stock, and shares purchased under our ESPP were excluded from the computation of diluted net income (loss) per share for the years ended December 31:

	2015	2014	2013
Stock options outstanding	8,796,451	3,233,152	4,183,000
Restricted stock units and restricted stock awards	1,875,325	310,185	45,673
Common equivalent shares from stock warrants	2,209,214	—	—
Shares purchased under ESPP	4,594	—	—
	12,885,584	3,543,337	4,228,673

16. Income Taxes
We have deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In assessing the realizability of deferred tax assets, we consider all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income, tax planning strategies and recent financial operations. Realization of our deferred tax assets, net of liabilities, depends upon the achievement of projected future taxable income.  Through the year ended December 31, 2012, we had recorded a valuation allowance on our net deferred tax asset, as prior to 2012, we had recorded operating losses. As a result of operating income generated in 2013 and 2014, and operating loss in 2015, management concluded that our deferred tax assets that are set to expire in 2015 would not be realized. As a result of the expiring state net operating losses and our change in judgment regarding the realization of our deferred tax assets in prior periods, our valuation allowance decreased by $0.4 million, $0.7 million and $47.9 million in the years ended December 31, 2015, 2014, and 2013, respectively.
The components of income tax provision were as follows at December 31:

	2015	2014	2013
	(in thousands)
Current:
U.S. federal	$(12)	$546	$30
U.S. state and local taxes	172	224	58
Total current	160	770	88
Deferred:
U.S. federal	(28,378)	1,512	(35,672)
U.S. state and local taxes	(5,322)	1,017	(1,877)
Foreign	—	63	(63)
Total deferred	(33,700)	2,592	(37,612)
Total income tax (benefit) expense	$(33,540)	$3,362	$(37,524)
A reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate is as follows at December 31:

	2015	2014	2013
Statutory federal income tax rate	35.0%	35.0%	35.0%
State tax expense, net of federal benefit	2.3%	6.3%	3.7%
Tax credits	2.1%	—%	—%
Other nondeductible expenses	-0.2%	9.2%	3.4%
Effect of change in income tax rates	0.1%	-2.2%	-1.9%
Impact of state net operating losses	—%	23.2%	5.4%
Stock options	-0.2%	—%	0.1%
Other	1.5%	-1.9%	—%
Expired net operating losses	-1.4%	—%	15.7%
Change in valuation allowance	0.5%	-12.2%	-283.0%
Total expense	39.7%	57.4%	-221.6%
For the years ended December 31, 2015, 2014, and 2013, our effective tax rate on income before income taxes was 39.7%, 57.4%, and -221.6%, respectively. Included in the effective tax rates for the years ended December 31, 2015, 2014 and 2013 is a tax benefit of $0.4 million, $0.7 million, and $47.9 million, respectively, for the release of valuation allowance against deferred tax assets that were determined to be realizable or expired unutilized. Our effective tax rate for the year ended December 31, 2015 differed from the statutory rate primarily as a result of state taxes, tax credits, and expired state losses.

The following is a summary of the components of our deferred tax assets and liabilities at December 31:

	2015	2014

Deferred tax assets:
Net operating losses and credit carryforwards	$64,881	$41,447
Stock options	12,394	8,133
Deferred rent	2,887	2,536
Deferred revenue	—	1
Accrued expenses	8,486	9,362
Tax credits	2,338	—
Other	7	—
Total deferred tax assets	90,993	61,479
Valuation allowance	(127)	(512)
Net deferred tax assets	$90,866	$60,967
Deferred tax liabilities:
Property, equipment, and intangibles	$(12,826)	$(16,620)
Other	(677)	(610)
Total deferred tax liabilities	(13,503)	(17,230)
Net deferred tax assets	$77,363	$43,737
 We estimate that U.S. federal and state net operating losses, or NOLs, available to be carried forward approximated $231.3 million and $99.9 million, respectively, as of December 31, 2015. The U.S. federal NOLs expire in the years 2027 through 2035. The majority of the state NOLs will expire between 2016 and 2035. Our ability to utilize our U.S. federal and state NOLs may be limited if we experience an ownership change as defined by Section 382 of the Internal Revenue Code. When a company undergoes such an ownership change, Section 382 limits the future use of NOLs generated before the change in ownership and certain subsequently recognized “built-in” losses and deductions, if any, existing as of the date of the ownership change. A company’s ability to utilize new NOLs arising after the ownership change is not affected.  In 2013, in connection with the acquisition of Lemon, we completed an analysis of Lemon’s prior ownership changes, including the change which arose as a result of our acquisition of Lemon.  As a result of the analysis, we determined that due to the ownership changes of certain former shareholders, approximately $5.0 million of Lemon’s federal and state net operating loss carryforwards will expire solely as a result of the Section 382 limitations.
As of December 31, 2015, we had $1.0 million of federal alternative minimum tax credit carryover, which does not expire.
As of December 31, 2015, we have $1.1 million of federal research and development tax credit carryovers and $0.9 million of state research and development tax credit carryovers. The federal research and development tax credit carryovers expire in years 2034 through 2035. The state research and development tax credit carryovers expire in years 2029 through 2030.
As of December 31, 2015 and 2014, we have $21.7 million and $21.5 million, respectively, of unrealized excess tax benefits from stock option exercises which have been removed from our net operating loss deferred tax asset.  When realized upon utilization of our net operating losses, the excess tax benefits will result in a credit to additional paid in capital.
Accruals for unrecognized tax benefits, as well as any related interest and penalties, are included in "accrued expenses and other liabilities" and "other long term liabilities" on the consolidated balance sheet. These contingency reserves relate to various tax matters that result from uncertainties in the application of complex income tax regulations in certain jurisdictions in which the Company operates. As of December 31, 2015, 2014, and 2013, our unrecognized tax benefits were $0.5 million, $0.4 million, and $0.4 million, respectively. If recognized, the entire amount of unrecognized tax benefit would impact the effective rate.  There are no positions for which it is reasonably possible that the uncertain tax benefit will significantly increase or decrease within twelve months.  As of December 31, 2015, there was no accrued interest or penalties recorded in the consolidated financial statements.

Reconciliations of the beginning and ending accrual balances for unrecognized tax benefits are as follows:

	2015	2014	2013
	(in thousands)
Balance at beginning of the year	393	393	393
Additions for tax positions taken in current period	178	—	—
Reductions as a result of lapse of statute of limitations	(108)	—	—
Balance at end of year	463	393	393
We are subject to taxation in the U.S. and various states. We are still subject to U.S. federal, state and local tax authorities due to our net operating loss, for tax years starting after December 31, 2009.
We continually evaluate all positive and negative information to determine if our deferred tax assets are realizable in accordance with ASC 740-10-30, which states that "all available evidence shall be considered in determining whether a valuation allowance for deferred tax assets is needed". In December 2015, the proposed agreements on a comprehensive settlement resolving outstanding litigation relating to our past marketing representations and information security programs were approved by the FTC, the representatives of a national class of consumers, and the court. As a result of these settlements, we paid $100 million in December 2015, resulting in a remaining cumulative accrual of $16 million. Based on the reserves of $96 million and $20 million recorded in the years ended December 31, 2015 and 2014, respectively, we have three years of cumulative pretax net losses. We reviewed the cumulative settlement of $116 million and determined that it was non-recurring in nature, not indicative of future performance, and, as such, would not materially affect our ability to generate taxable income in the future. In addition to excluding the impact of the non-recurring settlement amounts, we have seen improving pre-tax book income over the past 5 years and we are forecasting to continue generating pre-tax book income. As a result of the consideration of the factors discussed above, we believe that it is more likely than not that we will be able to realize our net deferred tax assets not currently subject to a valuation allowance.
17. Segment Reporting
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
Financial information about our segments for the year ended December 31, 2015 and as of December 31, 2015 was as follows:

	Consumer	Enterprise	Eliminations	Total
	(in thousands)
Revenue
External customers	$559,467	$28,002	$—	$587,469
Intersegment revenue	—	8,405	(8,405)	—
Loss from operations	(70,109)	(14,644)	—	(84,753)
Goodwill	112,550	59,537	—	172,087
Total assets	492,796	100,753	(740)	592,809
Financial information about our segments for the year ended December 31, 2014 and as of December 31, 2014 was as follows:

	Consumer	Enterprise	Eliminations	Total
	(in thousands)
Revenue
External customers	$449,193	$26,823	$—	$476,016
Intersegment revenue	—	6,710	(6,710)	—
Income (loss) from operations	20,160	(14,094)	—	6,066
Goodwill	99,805	59,537	—	159,342
Total assets	455,035	108,905	(624)	563,316

Financial information about our segments for the year ended December 31, 2013 was as follows:

	Consumer	Enterprise	Eliminations	Total
	(in thousands)
Revenue
External customers	$340,121	$29,537	$—	$369,658
Intersegment revenue	—	5,316	(5,316)	—
Income (loss) from operations	27,086	(9,905)	—	17,181
We allocated goodwill between our segments by estimating the expected synergies to each segment.
We derive all of our revenue from sales in the United States, and substantially all of our long-lived assets are located in the United States.
18. Contingencies
As part of our consumer services, we offer 24x7x365 member service support. If a member’s identity has been compromised, our member service team and remediation specialists will assist the member until the issue has been resolved. This includes our $1 million service guarantee, which is backed by an identity theft insurance policy, under which we will spend up to $1 million to cover certain third-party costs and expenses incurred in connection with the remediation, such as legal and investigatory fees. This insurance also covers certain out-of-pocket expenses, such as loss of income, replacement of fraudulent withdrawals, and costs associated with child and elderly care, travel, stolen purse/wallet, and replacement of documents. While we have reimbursed members for claims under this guarantee, the amounts in aggregate for the years ended December 31, 2015, 2014, and 2013 were not material.
On March 13, 2014, we received a request from the FTC for documents and information related to our compliance with the FTC Order. Prior to our receipt of the FTC’s request, we met with FTC Staff on January 17, 2014, at our request, to discuss issues regarding allegations that have been asserted in a whistleblower claim against us relating to our compliance with the FTC Order. On October 29, 2014, we completed our responses to the FTC’s March 13, 2014 request for information, and on January 5, 2015, we provided responses to subsequent FTC requests for additional information. On July 21, 2015 the FTC lodged, under seal, in the United States District Court for the District of Arizona, a motion seeking to hold us in contempt of the FTC Order. On December 17, 2015, we entered into a comprehensive settlement agreement with the FTC, pursuant to which we resolved all matters related to the FTC Contempt Action and the Ebarle Class Action. Under the terms of the settlement, $100 million was placed into the registry of the court overseeing the FTC Contempt Action, $68 million of which is to be distributed to the court overseeing Consumer Class Action to fund the consumer redress contemplated by the Consumer Class Action settlement, and the remaining $32 million of which is authorized to fund consumer redress ordered by any states’ attorneys general, provided that certain conditions are met. If all or part of the $32 million is not used for that purpose, it will revert to the FTC.
On January 19, 2015, plaintiffs Napoleon Ebarle and Jeanne Stamm filed a nationwide putative consumer class action lawsuit against us in the United States District Co. for the Northern District of California. The plaintiffs allege that we have engaged in deceptive marketing and sales practices in connection with our membership plans in violation of the Arizona Consumer Fraud Act and seek declaratory judgment under the Federal Declaratory Judgment Act. On March 27, 2015, plaintiffs filed an amended complaint, adding an additional plaintiff, Brian Litton, adding a breach of contract claim, and expanding the class period to include all members enrolled in one of the company’s identity theft protection plans since January 1, 2010, through the present. On November 3, 2015, LifeLock signed an agreement to settle the Ebarle Class Action and release all of the class’s related claims. The Ebarle Class Action settlement remains subject to court approval. On November 4, 2015, plaintiffs filed a motion for preliminary approval. The hearing on Plaintiffs’ motion for preliminary approval of the class action settlement agreement was held on December 17, 2015, before the court overseeing the Ebarle Class Action. The court overseeing the Ebarle Class Action granted the motion for preliminary approval on January 20, 2016. On February 11, 2016, the court overseeing the FTC Action entered an order allowing the $68 million to be transferred from the court's registry to the settlement administrator in the Ebarle Class Action to fund the settlement. A hearing on final approval will be held on June 23, 2016.
As of December 31, 2015 we have $13.0 million accrued for settlement of this claim, which was not included within the $100 million settlement paid to the FTC for settlement of the FTC Contempt Action and nationwide class action claims. In addition, we have $3.0 million accrued for a potential settlement with states attorneys general for related claims.

On January 29, 2015, plaintiff Etan Goldman filed a California putative consumer class action complaint against us in Santa Clara Superior Court in San Jose, California. The complaint alleges that we violated California’s Automatic Renewal Law and Unfair Competition Law by failing to provide required disclosures concerning our auto renewal terms and cancellation policies. The complaint also seeks certification of a class consisting of all persons in California who had purchased subscriptions to identity theft protection services from us since December 1, 2010, injunctive relief, compensatory damages, restitution, and attorneys’ fees and costs. On May 15, 2015, the parties executed a class-wide settlement agreement. On February 5, 2016, the Court granted final approval of the settlement. Pursuant to the court-approved settlement, current and former LifeLock members with a California billing address who were enrolled in a LifeLock protection plan or subscription service between December 1, 2010, and July 24, 2015, who did not opt out of the settlement and who paid one or more auto renewed monthly or annual membership fees will automatically receive a cash payment. Cash payments from the settlement fund will be distributed to those class members who did not opt out of the settlement in March 2016. As of December 31, 2015 we have $2.5 million accrued for settlement of this matter.
On August 1, 2014, our subsidiaries Lemon and Lemon Argentina, S.R.L. (Lemon Argentina, and together, the Lemon Entities) filed a lawsuit in Santa Clara Superior Court in San Jose, California, against Wenceslao Casares, former General Manager of Lemon, Cynthia McAdam, former General Counsel of Lemon, and Federico Murrone, Martin Apesteguia and Fabian Cuesta, each a former employee and former member of the Board of Directors of Lemon Argentina (the “Argentine Executives”). The complaint alleges breaches of employment-related contracts and breaches of fiduciary duty involving each named individual’s work for third-party Xapo, Inc. and/or Xapo, Ltd. during their employment by the applicable Lemon Entity.  The parties, including the Argentine Executives, engaged in mediation in August 2014 in Buenos Aires, Argentina, and again in December 2014 in San Francisco, California, but were unable to settle any claims. On January 30, 2015, the Lemon Entities filed a second amended complaint alleging breaches of employment-related contracts, breaches of fiduciary duties, and fraud, and seeking declaratory relief against Mr. Casares, Ms. McAdam, and the Argentine Executives.  Mr. Casares and Ms. McAdam demurred to the Second Amended Complaint on May 1, 2015, which the court overruled in its entirety on July 2, 2015.  Mr. Casares and Ms. McAdam answered the Second Amended Complaint on July 24, 2015 and are currently participating in active written discovery with the Lemon Entities.  The Argentine Executives entered their appearances in the litigation on July 24, 2015 and filed a motion to dismiss for inconvenient forum on September 8, 2015. That motion was heard on December 4, 2015 and granted on January 4, 2016, with an order staying the action in its entirety.
Mr. Casares also filed a cross-claim against us and Lemon, Inc. (now Lemon, LLC) on July 24, 2015, for breach of contract, breach of the implied covenant of good faith and fair dealing, conversion, unjust enrichment, and declaratory relief, all arising from the termination of his employment.  He filed an amended cross-claim asserting the same causes of action on September 22, 2015.  We, along with Lemon, LLC, filed a motion to dismiss the amended cross-claim on October 22, 2015. Because of the January 4, 2016 order staying the case in its entirety, the court did not rule on the motion to dismiss.
Mr. Casares filed a separate complaint against us, Lemon, LLC, and Shareholder Representative Services LLC (“SRS”) in Delaware Chancery Court on October 7, 2015 for breach of contract and seeking a declaratory judgment.  The action concerns a December 12, 2014 settlement agreement that resolved certain disputes against other former shareholders of Lemon, Inc. arising out of our December 11, 2013 Lemon acquisition.  We, along with Lemon, LLC, moved to dismiss the complaint on October 28, 2015.  Mr. Casares responded by filing an amended complaint on January 8, 2016. LifeLock, Inc. and Lemon, LLC moved to dismiss the amended complaint. LifeLock, Inc. and Lemon, LLC's brief in support of the motion to dismiss is due on or before February 24, 2016. Mr. Casares's opposition is due March 25, 2016, and LifeLock, Inc. and Lemon, LLC's reply in support of the motion is due April 25, 2016. Mr. Casares has indicated he will file a motion for summary judgment on March 25, 2016. If filed, LifeLock, Inc. and Lemon, LLC's opposition will be due April 25, 2016, with Mr. Casares's reply brief due May 10, 2016.
On July 22, 2015, Miguel Avila, representing himself and seeking to represent a class of persons who acquired our securities from July 30, 2014 to July 20, 2015, inclusive, filed a class action complaint in the United States District Court for the District of Arizona. His complaint alleges that our CEO, our CFO, and we violated Sections 10(b) and 20(a) of the Securities Exchange Act by making materially false or misleading statements, or failing to disclose material facts about our business, operations, and prospects, including with regard to our information security program, advertising, recordkeeping, and our compliance with the FTC Order. The complaint seeks certification as a class action, compensatory damages, and attorney’s fees and costs. On September 21, 2015, four other Company stockholders, Oklahoma Police Pension and Retirement System, Oklahoma Firefighters Pension and Retirement System, Larisa Gassel, and Donna Thompson, and their respective attorneys all filed motions seeking to be appointed the lead plaintiff and lead counsel in this class action. On October 9, 2015, the Court appointed Oklahoma Police Pension and Retirement System and Oklahoma Firefighters Pension and Retirement System as Lead Plaintiffs. On October 19, 2015, the Court entered a scheduling order pursuant to which, and consistent with that order, Lead Plaintiffs filed an amended complaint on December 10, 2015. We, along with our CEO and CFO, moved to dismiss the amended complaint on January 29, 2016. Lead Plaintiffs moved to lift a statutory discovery stay imposed by the Private Securities Litigation Reform Act on January 21, 2016. We, along with our CEO and CFO, opposed that motion on February 8, 2016.

On March 3, 2014, and March 10, 2014, two securities class action complaints were filed in the United States District Court for the District of Arizona, against us, our CEO, and our CFO, for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On June 16, 2014, the court consolidated the complaints into a single action captioned In re LifeLock, Inc. Securities Litigation and appointed a lead plaintiff and lead counsel. On August 15, 2014, the lead plaintiff filed the Consolidated Amended Class Action Complaint, or the Consolidated Amended Complaint, seeking to represent a class of persons who acquired our securities from February 26, 2013 to May 16, 2014, inclusive, or the Class Period. The Consolidated Amended Complaint alleged that we, along with our CEO, our CFO, and our President, violated Sections 10(b) and 20(a) of the Exchange Act by making materially false or misleading statements, or failing to disclose material facts regarding certain of our business, operational, and compliance policies, including with regard to certain of our services, our data security program, and our CEO’s compliance with the FTC Order. The Consolidated Amended Complaint alleged that, as a result, certain of our financial statements issued during the Class Period and certain public statements made by our President, our CEO, and our CFO during the Class Period, were false and misleading. The Consolidated Amended Complaint sought certification as a class action, compensatory damages, and attorneys’ fees and costs. On September 15, 2014, we, along with our President, our CEO, and our CFO, filed a motion to dismiss the Consolidated Amended Complaint. On December 17, 2014, the court dismissed the Consolidated Amended Complaint and gave the lead plaintiff 21 days to seek leave to amend. The lead plaintiff filed his Second Consolidated Amended Complaint on January 16, 2015. It contained similar allegations, but no longer named our President as a defendant. On January 30, 2015, we, along with our CEO and our CFO, filed a motion to dismiss the Second Consolidated Amended Complaint. On July 21, 2015, the court granted the motion to dismiss, without leave to amend, and entered judgment in our favor. On August 18, 2015, the lead plaintiff along with another shareholder, City of Hallandale Beach Police and Firefighters’ Personnel Retirement Fund, moved to vacate the judgment on the grounds that the FTC’s July 21, 2015 motion seeking to hold us in contempt of the FTC Order constituted surprise and newly discovered evidence. Plaintiffs also sought permission to file a Third Consolidated Amended Complaint. We, our CEO, and our CFO opposed plaintiffs’ motion. On September 18, 2015, the court denied plaintiffs’ motion to vacate the July 21, 2015 judgment and plaintiffs’ request to file another complaint. On September 21, 2015, plaintiffs filed a notice of appeal with the Ninth Circuit Court of Appeals. Plaintiffs appeal from the lower court’s July 21, 2015 order dismissing the Second Consolidated Amended Complaint and entering judgment in our favor, and the court’s September 18, 2015 order denying plaintiffs’ motion to vacate that judgment. We expect the parties’ briefing of this appeal to be completed by May 2016.
On September 23, 2015, Sridhar Manthangodu, a stockholder of ours, filed a derivative complaint captioned Manthangodu v. Davis, et al., in the Superior Court of the State of Arizona, Maricopa County. This derivative complaint, purportedly filed on our behalf (we are named as a nominal defendant in the action), alleges that certain of our directors (the “Director Defendants”) violated their fiduciary duties to LifeLock stockholders (and or aided and abetted in the violation of same) by failing to ensure that we complied with the FTC Order. According to the complaint, the Director Defendants’ alleged breach of their fiduciary oversight duties has exposed us to “material liability,” because we must defend against the FTC’s July 21, 2015 motion seeking to hold us in contempt of the FTC Order, and the shareholder securities class action filed on July 22, 2015 discussed above. The complaint seeks unspecified monetary damages, a return to the company of all personal compensation received by the Director Defendants, as well as unspecified corporate governance reforms. On October 16, 2015, the parties jointly moved for a transfer of this matter to the Commercial Court of Maricopa County Superior Court. On October 20, 2015, that motion was granted and the action was transferred to the Commercial Court. On November 17, 2015, and December 16, 2015, the Court held status conferences.  At these conferences, the parties stated that they were engaged in continued discussions aimed at potential resolution of the action.  On December 24, 2015 the Court issued an Order directing the parties to continue to engage in settlement discussions, including at a mediation before former Arizona Supreme Court Justice Stanley Feldman, which the parties participated in on February 9, 2016.  The Court also appointed Plaintiff Manthangodu lead plaintiff and his counsel lead counsel.  The parties attended another status conference before the Court on February 10, 2016, and, with the assistance of mediator Justice Feldman, continue to engage in discussions aimed at potential resolution of the case.
On October 28, 2015, Larisa Gassel, a stockholder of ours, filed a derivative complaint captioned Gassel v. Davis, et al., in the United States District Court for the District of Arizona. This derivative complaint was purportedly filed on our behalf (we are named as a nominal defendant in the action), against certain of our directors and officers (the “Individual Defendants”). The complaint alleges that the Individual Defendants violated their fiduciary duties to LifeLock stockholders (and/ or aided and abetted or conspired to commit such violations) by making materially false or misleading statements, or failing to disclose material facts regarding our business, operations, and prospects, including with regard to certain of our services, our data security program, and our compliance with the FTC Order, in certain public statements made by us, our CEO, and CFO during the period July 30, 2014 through April 30, 2015. Based on these same allegations, the complaint also makes claims of gross mismanagement, abuse of control, and unjust enrichment against the Individual Defendants. According to the complaint, the Individual Defendants’ conduct has damaged us through costs associated with the defense of the securities class actions discussed above and the compensation and benefits provided to the Individual Defendants, as well as through loss of reputation and goodwill. The complaint seeks unspecified monetary damages, unspecified restitution to the company from the Individual Defendants, certain corporate governance reforms, and attorneys’ fees and costs. As this action was very recently filed, there has been no significant activity in the case to date. On January 8, 2016, we and the Individual Defendants moved to stay this federal derivative action as duplicative of the first-filed Manthangodu action discussed above. The briefing on that motion was completed on February 2, 2016.
On November 19, 2015 and November 25, 2015, two stockholders of ours filed derivative complaints captioned Stein v. Davis, et al. and John L. Munson Revocable Trust v. Davis, et al., respectively, in the Delaware Court of Chancery. These derivative complaints were purportedly filed on our behalf (we are named as a nominal defendant in the actions), against certain of our current and former directors and officers (the “Individual Defendants”) The Stein complaint alleges that the Individual Defendants violated their fiduciary duties to LifeLock stockholders by making materially false or misleading statements, or failing to disclose material facts regarding our business, operations, and prospects, including with regard to our compliance with the FTC Order. Based on these same allegations, the Stein complaint also asserts a claim for unjust enrichment against all Individual Defendants. According to the Stein complaint, the Individual Defendants’ conduct has damaged us through costs associated with various civil and regulatory legal defenses, penalties, and fines, as well through loss and reputation and goodwill. The Stein complaint seeks unspecified money damages, equitable relief, and attorneys’ fees and costs. The Munson complaint alleges that the Individual Defendants violated their fiduciary duties to LifeLock stockholders by making materially false or misleading statements, or failing to disclose material facts regarding our business, operations, and prospects, including with regard to certain of our services, our data security program, and our compliance with the FTC Order, in certain public statements made by us. According to the Munson complaint, the Individual Defendants’ conduct has damaged us through costs associated with the defense of the securities class actions discussed above and the compensation and benefits provided to the Individual Defendants, as well as through loss of reputation and goodwill. The complaint seeks unspecified monetary damages, equitable relief, and attorneys’ fees and costs. No significant activity has occurred in these cases.
On January 22, 2016, January 26, 2016, and February 1, 2016, three stockholders of ours filed derivative complaints captioned, City of Pontiac General Employees’ Retirement Sys. v. Guthrie, et al.; Liang Jiawei v. Davis, et al.; and Russell Sprouse v. Davis, et al., in the Superior Court of Arizona, Maricopa County. These derivative complaints were purportedly filed on our behalf (we are named as a nominal defendant in the actions) against certain of our current and former directors and officers (the “Individual Defendants”).
The City of Pontiac complaint alleges that the Individual Defendants violated their fiduciary duties to LifeLock stockholders (and/ or aided and abetted or conspired to commit such violations) by making materially false or misleading statements, or failing to disclose material facts regarding our business, operations, and prospects, including with regard to certain of our services, our data security program, and our compliance with the FTC Order, in certain public statements made by us. Based on these same allegations, the City of Pontiac complaint also makes claims of corporate waste and unjust enrichment against the Individual Defendants. According to the City of Pontiac complaint, the Individual Defendants’ conduct has damaged us through costs associated with the defense of the securities class actions discussed above and the compensation and benefits provided to the Individual Defendants, as well as through loss of reputation and goodwill. The City of Pontiac complaint seeks unspecified monetary damages, unspecified restitution to the Company from Individual Defendants, certain corporate governance reforms, punitive damages, and attorneys’ fees and costs.
The Jiawei complaint alleges that the Individual Defendants violated their fiduciary duties to LifeLock stockholders by making materially false or misleading statements, or failing to disclose material facts regarding our business, operations, and prospects, including with regard to certain of our services, our data security program, and our compliance with the FTC Order, in certain public statements made by us during the period of March 11, 2013 through the filing of the Jiawei complaint. Based on these same allegations, the Jiawei complaint also makes claims of unjust enrichment, gross mismanagement, and abuse of control against the Individual Defendants. According to the Jiawei complaint, the Individual Defendants’ conduct has damaged us through costs associated with the defense of the securities class actions discussed above and the compensation and benefits provided to the Individual Defendants, as well as through loss of reputation and goodwill. The Jiawei complaint seeks unspecified money damages, certain corporate governance reforms, and attorneys’ fees and costs.
The Sprouse complaint alleges that Individual Defendants violated their fiduciary duties to LifeLock stockholders by failing to ensure that we complied with the FTC Order. This complaint further alleges that the Individual Defendants violated fiduciary duties by making materially false or misleading statements, or failing to disclose material facts regarding our business, and specifically our compliance with the FTC Order, in certain public statements made by us. Based on these same allegations, the Sprouse complaint also makes claims of unjust enrichment against certain of the Individual Defendants. According to the Sprouse complaint, the Individual Defendants’ conduct has damaged us in various ways, including through costs associated with various civil and regulatory legal defenses, penalties, and fines, losses associated with the suspension of the Lemon Wallet application, the renegotiation of LifeLock’s credit facility, and the implementation of a share repurchase plan. The Sprouse complaint seeks compliance with the FTC Order, unspecified money damages, disgorgement of certain Individual Defendants’ compensation, equitable relief, and attorneys’ costs and fees. As these three cases were recently filed, there has been no significant activity to date. We anticipate that these cases will be consolidated with the first-filed Manthangodu action discussed above.

As these three cases (City of Pontiac, Jiawei, and Sprouse) were recently filed, there has been limited, procedural litigation activity to date. On February 5, 2016, plaintiff Manthangodu moved to consolidate these three actions with the first filed Manthangodu action. We filed papers joining in that motion the same day. Also on February 5, 2016, Sprouse filed a motion seeking to consolidate his case with Manthangodu action and to modify the Manthangodu Court's December 24, 2015 order to add Sprouse and his counsel as co-lead plaintiff and co-lead counsel in any consolidated action. By order dated February 11, 2016, the Court granted consolidation of the Sprouse and Manthangodu cases and further directed Sprouse to re-file his motion to be appointed co-lead plaintiff and co-lead counsel. On February 16, 2016, counsel for all parties (Manthangodu, City of Pontiac, Jiawei, Sprouse and us) filed a stipulation and proposed order (i) consolidating all complaints in one action under the first-filed Manthangodu case number and captioning it "In re: LifeLock, Inc. Derivative Litigation," and (ii) directing that any party seeking to be named co-lead plaintiff and/or co-lead counsel file motion papers in support thereof by February 22, 2016. The Company expects the Court to issue an order effecting the parties' stipulation on consolidation.
In the year ended December 31, 2015 we acquired two assembled workforces through two asset acquisitions for a total of $1.0 million. Should the employees remain employed through a period of up to 2 years following each acquisition we will be required to make additional payments totaling $1.2 million, subject to certain terms and conditions.
We are subject to other legal proceedings and claims that have arisen in the ordinary course of business. Although there can be no assurance as to the ultimate disposition of these matters, we believe, based upon the information available at this time, that, except as disclosed above, a material adverse outcome related to the matters is neither probable nor estimable.
19. Subsequent Events
On February 12, 2016, we entered into an issuer forward repurchase transaction confirmation (the "ASR Agreement") with Bank of America, N.A. pursuant to an accelerated share repurchase program ("ASR Program") as part of the $100 million share repurchase program we had previously announced. Under the ASR Agreement, we prepaid Bank of America, N.A. $50 million and received an initial delivery of 4.2 million shares on February 17, 2016. The number of shares to be ultimately purchased will be determined based on the volume weighted average price of our common stock during the term of the ASR Program (the "Valuation Period"), minus an agreed upon discount between the parties. The ASR Program is expected to be completed in the second fiscal quarter of 2016. The shares of common stock delivered after the initial delivery of shares will be delivered by Bank of America, N.A. to us on the third business day following the Valuation Period.
20.  Selected Quarterly Financial Data (unaudited)
The following table sets forth certain unaudited quarterly results of operations for the years ended December 31, 2015 and 2014.  In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below for a fair statement of the quarterly information when read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K:

	Three Months Ended
	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014	Mar 31, 2014
	(in thousands, except per share data)
Revenue:
Consumer revenue	$148,289	$144,648	$138,329	$128,201	$122,745	$116,115	$109,338	$100,995
Enterprise revenue	7,863	7,304	6,628	6,207	6,941	6,916	6,375	6,591
Total revenue	156,152	151,952	144,957	134,408	129,686	123,031	115,713	107,586
Gross profit	122,266	117,964	110,031	99,852	98,939	92,704	86,322	77,629
Income (loss) from operations	16,864	(87,350)	865	(15,132)	6,299	9,533	(2,561)	(7,205)
Net income (loss)	22,780	(65,145)	520	(9,158)	2,838	5,450	(1,498)	(4,295)
Basic net income (loss) per share	$0.24	$(0.68)	$0.01	$(0.10)	$0.03	$0.06	$(0.02)	$(0.05)
Diluted net income (loss) per share	$0.23	$(0.68)	$0.01	$(0.10)	$0.03	$0.06	$(0.02)	$(0.05)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	Controls and Procedures

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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined by Rule 13a-15(f) of the Exchange Act).  In assessing the effectiveness of our internal control over financial reporting as of December 31, 2015, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 framework).  Based on such assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.
The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in this Annual Report on Form 10-K.
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
The information required by this Item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2016 annual meeting of stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2015, and is incorporated in this Annual Report on Form 10-K by reference.
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

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Year ended December 31,	Beginning Balance	Additions (recoveries) – charged to costs and expenses	Deductions	Ending Balance
Allowance for doubtful accounts(1)
2015	$61	$153	$—	$214
2014	104	233	(276)	61
2013	134	114	(144)	104
Deferred tax asset valuation allowance(2)
2015	$512	$—	$(385)	$127
2014	1,229	—	(717)	512
2013	49,146	—	(47,917)	1,229

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

LIFELOCK, INC.
Dated:	February 23, 2016	By:	/s/ Todd Davis
Todd Davis
Chairman and Chief Executive Officer
LIFELOCK, INC.
Dated:	February 23, 2016	By:	/s/ Chris Power
Chris Power
Chief Financial Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Todd Davis, Chris Power, Hilary Schneider, and Sharon Segev, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing required and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Todd Davis	Chairman of the Board and Chief Executive Officer	February 23, 2016
Todd Davis	(Principal Executive Officer)

/s/ Chris Power	Chief Financial Officer	February 23, 2016
Chris Power	(Principal Financial and Accounting Officer)

/s/ Gary Briggs	Director	February 23, 2016
Gary Briggs

/s/ David Cowan	Director	February 23, 2016
David Cowan

/s/ Roy A. Guthrie	Director	February 23, 2016
Roy A. Guthrie

/s/ Albert A. Pimentel	Director	February 23, 2016
Albert A. (Rocky) Pimentel

/s/ Thomas J. Ridge	Director	February 23, 2016
Thomas J. Ridge

/s/ Jaynie Miller Studenmund	Director	February 23, 2016
Jaynie Miller Studenmund

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1
Agreement and Plan of Merger, dated as of December 11, 2013, by and among LifeLock, Inc., Lavender Acquisition Corporation, Lemon, Inc., and Shareholder Representative Services LLC, as the Securityholder Representative (1)

3.1	Seventh Amended and Restated Certificate of Incorporation of LifeLock, Inc. (2)

3.2	Amended and Restated Bylaws of LifeLock, Inc. (3)

4.1	Form of Common Stock Certificate (4)

4.2	Fourth Amended and Restated Investors’ Rights Agreement, dated as of March 14, 2012, by and among LifeLock, Inc. and the investors named therein (5)

10.1†	Form of Indemnification Agreement by and between LifeLock, Inc. and each of its directors and executive officers (6)

10.2†	Second Amended and Restated Employment Agreement, dated as of September 14, 2012, between LifeLock, Inc. and Todd Davis (7)

10.3†	Second Amended and Restated Employment Agreement, dated as of September 14, 2012, between LifeLock, Inc. and Chris Power (8)

10.3A†	First Amendment to Second Amended and Restated Employment Agreement, dated as of February 15, 2013, between LifeLock, Inc. and Chris Power (9)

10.4†	Third Amended and Restated Employment Agreement, dated as of September 14, 2012, between LifeLock, Inc. and Clarissa Cerda (10)

10.7
Credit Agreement, dated as of January 9, 2013, among LifeLock, Inc., the Guarantors named therein, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Silicon Valley Bank, as Syndication Agent, the other Lenders named therein, and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Sole Lead Arranger and Sole Book Manager (11)

10.7A	First Amendment to the Credit Agreement and Consent dated as of November 6, 2015 among LifeLock, Inc., the Guarantors named therein, and Bank of America, N.A., as Administrative Agent (Filed herewith)

10.8	Office Lease, dated as of May 18, 2007, between LifeLock, Inc. and Hayden Ferry Lakeside, LLC (12)

10.8A	First Amendment to Office Lease, dated as of March 7, 2008, between LifeLock, Inc. and Hayden Ferry Lakeside, LLC (13)

10.8B	Second Amendment to Office Lease, dated as of May 17, 2013, between LifeLock, Inc. and PKY Fund II Phoenix II, LLC (14)

10.8C	Third Amendment to Office Lease, dated effective as of September 13, 2013, between LifeLock, Inc. and PKY Fund II Phoenix II, LLC (15)

10.8D	Fourth Amendment to Office Lease, dated effective as of December 5, 2013, between LifeLock, Inc. and PKY Fund II Phoenix II, LLC (16)

10.9	Lease Agreement, dated as of March 1, 2008, by and between LifeLock, Inc. and BoMin2035M LLC (17)

10.9A	First Amendment to Lease Agreement, dated as of March 17, 2008, by and between LifeLock, Inc. and BoMin2035M LLC (18)

10.9B	Second Amendment to Lease Agreement, dated as of May 14, 2010, by and between LifeLock, Inc. and BoMin2035M LLC (19)

10.10*	Identity Protection Service Provider Agreement, dated as of July 29, 2011, by and between LifeLock, Inc. and Early Warning Services, LLC (20)

10.10A*	Fourth Amendment to Identity Protection Service Provider Agreement, dated as of July 3, 2014, by and between LifeLock, Inc. and Early Warning Services, LLC (21)

10.11A*	Technology Services Agreement, dated as of January 16, 2014, by and between LifeLock, Inc. and CSIdentity Corporation (22)

Exhibit No.	Description of Exhibit
10.11B*	First Amendment to Technology Services Agreement, dated November 19, 2014, between LifeLock, Inc. and CSIdentity Corporation

10.12†	Amended and Restated 2006 Incentive Compensation Plan (23)

10.13†	Form of Stock Option Agreement under Amended and Restated 2006 Incentive Compensation Plan (24)

10.15†	Employment Agreement, dated as of September 14, 2012, between LifeLock, Inc. and Hilary A. Schneider (25)

10.16†	2012 Incentive Compensation Plan (26)

10.17†	Form of Stock Option Agreement and Restricted Stock Unit Agreement under 2012 Incentive Compensation Plan (27)

10.18†	2012 Employee Stock Purchase Plan (28)

10.19†	2012 Performance Bonus Plan (29)

10.21†	Severance Agreement, dated as of July 22, 2013, by and between LifeLock, Inc. and Don Beck

10.22†	2015 Sales Commission Plan Agreement, dated February 17, 2015, by and between LifeLock, Inc. and Don Beck

10.23**	Consumer Disclosure Agreement dated as of December 23, 2015, by and between LifeLock, Inc. and Equifax Consumer Services LLC (Filed herewith)

10.24	Consumer Class Action Settlement Agreement, dated as of November 3, 2015, by and between LifeLock, Inc. and the Federal Trade Commission (Filed herewith)

10.24A	Consent decree dated October 28, 2015 between LifeLock, Inc. and the Federal Trade Commission (Filed herewith)

10.25	Offer Letter Agreement between LifeLock, Inc. and Ramakrishna ("Schwark") Satyavolu, dated September 2, 2015 (30)

10.26	Severance Agreement between LifeLock, Inc. and Ramakrishna ("Schwark") Satyavolu, dated September 2, 2015 (31)

21.1	List of Subsidiaries

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm

24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2013, and incorporated herein by reference.

(2)	Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2012, and incorporated herein by reference.

(3)	Filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2012, and incorporated herein by reference.

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

(9)	Filed as Exhibit 10.3A to the Registrant’s Current Report on Form 8-K filed within the Securities and Exchange Commission on February 22, 2013, and incorporated herein by reference.

(10)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 30, 2015, and incorporated herein by reference.

(11)	Filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form 8-K filed with the Securities and Exchange Commission on January 15, 2013, and incorporated herein by reference.

(12)	Filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 28, 2012, and incorporated herein by reference.

(13)	Filed as Exhibit 10.8A to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 28, 2012, and incorporated herein by reference.

(14)	Filed as Exhibit 10.8B to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2013, and incorporated herein by reference.

(15)	Filed as Exhibit 10.8C to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2013, and incorporated herein by reference.

(16)	Filed as Exhibit 10.8D to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2013, and incorporated herein by reference.

(17)	Filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 28, 2012, and incorporated herein by reference.

(18)	Filed as Exhibit 10.9A to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 28, 2012, and incorporated herein by reference.

(19)	Filed as Exhibit 10.9B to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 28, 2012, and incorporated herein by reference.

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

(30)	Filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2015, and incorporated herein by reference.

(31)	Filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2015, and incorporated herein by reference

†	Indicates management contract or compensatory plan or arrangement.

*	Confidential treatment has been granted by the SEC for portions of this exhibit.

**	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.