Form 10-Q
period 2016-03-31
LIFELOCK, INC.
filed 2016-05-10
CIK 1383871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of April 22, 2016, there were outstanding 94,079,569 shares of the registrant’s common stock, $0.001 par value.

1

LIFELOCK, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2016

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
LIFELOCK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$44,907	$50,239
Marketable securities	156,878	196,474
Trade and other receivables, net	13,005	13,974
Prepaid expenses and other current assets	13,663	12,303
Total current assets	228,453	272,990
Property and equipment, net	31,531	30,485
Goodwill	172,087	172,087
Intangible assets, net	27,132	30,174
Deferred tax assets, net	84,861	77,363
Other non-current assets	9,639	9,710
Total assets	$553,703	$592,809
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,212	$24,747
Accrued expenses and other liabilities	83,853	76,226
Deferred revenue	185,605	166,403
Total current liabilities	280,670	267,376
Other non-current liabilities	7,613	7,367
Total liabilities	288,283	274,743
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 300,000,000 authorized at March 31, 2016 and December 31, 2015; 98,450,128 and 95,877,947 shares issued and 94,029,796 and 95,832,238 outstanding at March 31, 2016 and December 31, 2015, respectively	98	96
Preferred stock, $0.001 par value, 10,000,000 shares authorized and no shares issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Treasury stock, at cost; 3,885,695 shares and no shares held at March 31, 2016 and December 31, 2015, respectively	(38,048)	—
Additional paid-in capital	528,742	532,388
Accumulated other comprehensive loss	(91)	(361)
Accumulated deficit	(225,281)	(214,057)
Total stockholders’ equity	265,420	318,066
Total liabilities and stockholders’ equity	$553,703	$592,809

See accompanying notes to condensed consolidated financial statements.

LIFELOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	For the Three Months Ended March 31,
	2016	2015
Revenue:
Consumer revenue	$151,930	$128,201
Enterprise revenue	7,339	6,207
Total revenue	159,269	134,408
Cost of services	39,986	34,556
Gross profit	119,283	99,852
Costs and expenses:
Sales and marketing	89,704	77,079
Technology and development	21,222	16,866
General and administrative	24,222	18,955
Amortization of acquired intangible assets	3,042	2,084
Total costs and expenses	138,190	114,984
Loss from operations	(18,907)	(15,132)
Other income (expense):
Interest expense	(111)	(89)
Interest income	299	117
Other, net	(5)	(80)
Total other income (expense)	183	(52)
Loss before income taxes	(18,724)	(15,184)
Income tax benefit	(7,498)	(6,026)
Net loss	$(11,226)	$(9,158)
Net loss per share
Basic and diluted	$(0.12)	$(0.10)
Weighted-average common shares outstanding used in computing net loss per share:
Basic and diluted	94,749	94,033

See accompanying notes to condensed consolidated financial statements.

LIFELOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2016	2015
Net loss	$(11,226)	$(9,158)
Other comprehensive income, net of tax
Unrealized gain on marketable securities	270	42
Comprehensive loss	$(10,956)	$(9,116)

See accompanying notes to condensed consolidated financial statements.

LIFELOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2016	2015
Operating activities
Net loss	$(11,226)	$(9,158)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,778	4,295
Share-based compensation	8,652	5,370
Provision for doubtful accounts	197	52
Amortization of premiums on marketable securities	635	670
Deferred income tax benefit	(7,498)	(6,026)
Other	46	82
Change in operating assets and liabilities:
Trade and other receivables	467	(295)
Prepaid expenses and other current assets	(1,360)	(4,319)
Other non-current assets	27	(44)
Accounts payable	(12,293)	2,563
Accrued expenses and other liabilities	7,991	4,556
Deferred revenue	19,203	22,777
Other non-current liabilities	246	7
Net cash provided by operating activities	10,865	20,530
Investing activities
Acquisition of property and equipment, including capitalization of internal use software	(4,830)	(2,816)
Purchases of marketable securities	(25,521)	(39,379)
Sales and maturities of marketable securities	65,071	33,438
Net cash provided by (used in) investing activities	34,720	(8,757)
Financing activities
Proceeds from stock-based compensation plans	1,956	1,773
Payments related to the repurchases of common stock	(51,923)	—
Payments for employee tax withholdings related to restricted stock units and awards	(950)	(230)
Net cash provided by (used in) financing activities	(50,917)	1,543
Net increase (decrease) in cash and cash equivalents	(5,332)	13,316
Cash and cash equivalents at beginning of period	50,239	146,569
Cash and cash equivalents at end of period	$44,907	$159,885

See accompanying notes to condensed consolidated financial statements.

LIFELOCK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP), and applicable Securities and Exchange Commission, or SEC, rules and regulations regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, or 2015 Form 10-K.
The condensed consolidated balance sheet as of December 31, 2015 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by U.S. GAAP.
The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the anticipated results of operations for the entire year ending December 31, 2016 or any future period.
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
2. Summary of Significant Accounting Policies
There have been no material changes to our significant accounting policies from those disclosed in our 2015 Form 10-K.
Recently Issued Accounting Standards
In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update (ASU) 2016-02, Leases, which requires lessees to recognize the assets and liabilities on their balance sheet for the rights and obligations created by operating leases and will also require disclosures designed to give users of financial statements information on the amount, timing, and uncertainty of cash flows arising from leases. The guidance provided by ASU 2016-02 is effective for annual periods beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the effect of ASU 2016-06 on our consolidated financial statements and do not plan to early adopt this guidance.
In May 2014, the FASB, issued ASU 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for all entities for one year. Consequently, the guidance provided in ASU 2014-09 will be effective for us in the first quarter of our fiscal year ending December 31, 2018. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The guidance permits the use of either the retrospective or cumulative effect transition method. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations. ASU 2016-08 is effective the same date as ASU 2014-09, Revenue from Contracts with Customers. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies the guidance related to identifying performance obligations and licensing implementation guidance. ASU 2016-10 reduces the cost and complexity of applying certain aspects of the guidance both at implementation and on an ongoing basis. The effective date for ASU 2016-10 is the same as ASU 2014-09. We are currently in the process of evaluating the impact of the adoption of this guidance on our consolidated financial statements and have not yet selected a transition method.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting, which require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the effect of ASU 2016-09 on our consolidated financial statements and do not plan to early adopt this guidance.
3. Marketable Securities
The following is a summary of marketable securities designated as available-for-sale as of March 31, 2016 and December 31, 2015:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
March 31, 2016
Corporate bonds	$115,144	$14	$(90)	$115,068
Municipal bonds	13,130	—	(6)	13,124
Government securities	11,693	12	(2)	11,703
Commercial paper	7,473	—	—	7,473
Agency securities	7,267	—	(1)	7,266
Certificates of deposit	2,244	—	—	2,244
Total marketable securities	$156,951	$26	$(99)	$156,878
December 31, 2015
Corporate bonds	$125,132	$1	$(304)	$124,829
Commercial paper	37,236	—	—	37,236
Municipal bonds	16,228	2	(6)	16,224
Government securities	8,704	1	(17)	8,688
Agency securities	7,273	—	(20)	7,253
Certificates of deposit	2,244	—	—	2,244
Total marketable securities	$196,817	$4	$(347)	$196,474
We classify all marketable securities as current regardless of contractual maturity dates because we consider such investments to represent cash available for current operations.
As of March 31, 2016 and December 31, 2015, we did not consider any of our marketable securities to be other-than-temporarily impaired.  When evaluating our investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer, our ability and intent to hold the security, and whether it is more likely than not that we will be required to sell the investment before recovery of its cost basis.

The following is a summary of amortized cost and estimated fair value of marketable securities as of March 31, 2016 and December 31, 2015, by maturity:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
March 31, 2016
Due in one year or less	$145,592	$18	$(89)	$145,521
Due after one year	11,359	8	(10)	11,357
Total marketable securities	$156,951	$26	$(99)	$156,878
December 31, 2015
Due in one year or less	$164,147	$2	$(221)	$163,928
Due after one year	32,670	2	(126)	32,546
Total marketable securities	$196,817	$4	$(347)	$196,474
4. Fair Value Measurements
As of March 31, 2016 and December 31, 2015, the fair value of our financial assets was as follows:

	Level 1	Level 2	Level 3	Total
	(in thousands)
March 31, 2016
Assets:
Money market funds (1)	$13,338	$—	$—	$13,338
Corporate bonds (2)	—	115,068	—	115,068
Municipal bonds (2)	—	13,124	—	13,124
Government securities (2)	—	11,703	—	11,703
Commercial paper (2)	—	7,473	—	7,473
Agency securities (2)	—	7,266	—	7,266
Certificates of deposit (2)	—	2,244	—	2,244
Total assets measured at fair value	$13,338	$156,878	$—	$170,216
December 31, 2015
Assets:
Money market funds (1)	$18,114	$—	$—	$18,114
Corporate bonds (2)	—	124,829	—	124,829
Municipal bonds (2)	—	16,223	—	16,223
Commercial paper (3)	—	47,294	—	47,294
Government securities (2)	—	8,688	—	8,688
Agency securities (2)	—	7,253	—	7,253
Certificates of deposit (2)	—	2,244	—	2,244
Total assets measured at fair value	$18,114	$206,531	$—	$224,645

(1)	Classified in cash and cash equivalents

(2)	Classified in marketable securities

(3)
Includes commercial paper with maturities of three months or less at time of purchase of $10.1 million classified in cash and cash equivalents and commercial paper with maturities of greater than three months of $37.2 million classified in marketable securities.

5. Financing Arrangements
There have been no changes in our Credit Agreement and related documents with Bank of America, which we refer to as our Senior Credit Facility, from the disclosure in our 2015 Form 10-K. At March 31, 2016 and December 31, 2015 we were in compliance with all the covenants of the Senior Credit Facility.
As of March 31, 2016, we had outstanding letters of credit in the amount of $0.3 million.

6. Stockholders’ Equity
Stock Repurchases
In November 2015, we announced that our Board of Directors approved the repurchase of up to $100 million of our common stock, representing approximately 7% of our outstanding common stock. The repurchase program has no expiration date, but is intended to be completed by the end of fiscal 2016. Repurchases under the program may be made through open market or privately negotiated transactions at times and in such amounts as determined by our management, subject to market conditions and in accordance with the requirements of the Securities and Exchange Commission.
In February 2016, we entered into an issuer forward repurchase transaction confirmation (the ASR Agreement) with Bank of America, N.A. to repurchase common stock as part of the approved $100 million share repurchase program. Under the ASR Agreement, we paid Bank of America, N.A. $50 million and received an initial delivery of 4.2 million shares of common stock. The total number of shares to be ultimately purchased will be determined based on the volume weighted average price of our common stock during the term of the ASR Agreement (the Valuation Period). The transactions contemplated by the ASR Agreement are expected to be completed in the second fiscal quarter of 2016, but must be completed by no later than August 25, 2016. The shares of common stock delivered after the initial delivery of shares will be delivered by Bank of America, N.A. to us on the third business day following the Valuation Period.
We accounted for the ASR Agreement as two separate transactions (i) approximately 4.2 million shares of common stock initially delivered which represented approximately $42.5 million was accounted for as a treasury stock transaction and (ii) the remaining $7.5 million unsettled portion of the ASR Agreement was determined to be a forward contract indexed to our common stock. The initial repurchase of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income (loss) per share on the delivery date. We determined that the forward contract indexed to our common stock met all of the applicable criteria for equity classification, and therefore the contract was not accounted for as a derivative. We recorded the $7.5 million unsettled portion of the ASR Agreement, which represents the implied value of the forward contract, in additional paid-in capital on the condensed consolidated balance sheet as of March 31, 2016. Upon final settlement of the ASR Agreement, the forward contract will be reclassified from additional paid-in capital to treasury stock for the value of the additional shares received.
We are authorized pursuant to the $100 million share repurchase program approved in 2015 to repurchase shares of common stock in the open market pursuant to trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 (the Exchange Act). During the three-month period ended March 31, 2016, we repurchased 0.2 million shares of common stock at an average price of $10.49 per share under such trading plans.
Share-Based Compensation
We issue share-based awards to our employees in the form of stock options, restricted stock units, and restricted stock. We also have an Employee Stock Purchase Plan, or ESPP. The following table summarizes the components of share-based compensation expense included in our condensed consolidated statements of operations:

	For the Three Months Ended March 31,
	2016	2015
	(in thousands)
Cost of services	$497	$372
Sales and marketing	1,618	932
Technology and development	2,793	1,709
General and administrative	3,744	2,357
Total share-based compensation	$8,652	$5,370
Unrecognized share-based compensation expenses totaled $81.9 million as of March 31, 2016, which we expect to recognize over a weighted-average time period of 3.1 years.
Stock Warrants
During the period ended March 31, 2016, warrants to purchase common shares of 2,334,044 were net exercised for a total of 2,210,335 shares. There are no warrants outstanding as of March 31, 2016.

7. Net Loss Per Share
We compute basic net loss per share by dividing net loss by the weighted-average number of common shares outstanding for the period. We compute diluted net loss per share giving effect to all potential dilutive common stock, including awards granted under our equity compensation plans and warrants to acquire common stock.
The following table sets forth the computation of basic and diluted net loss:

	For the Three Months Ended March 31,
	2016	2015
	(in thousands, except share and per share data)
Net loss	$(11,226)	$(9,158)
Denominator (basic and diluted):
Weighted average common shares outstanding	94,748,645	94,033,035
Net loss per share:
Basic and diluted	$(0.12)	$(0.10)
Potentially dilutive securities, including common equivalent shares in which the exercise price together with other assumed proceeds exceed the average market price of common stock for the applicable period, were not included in the calculation of diluted net loss per share as their impact would be anti-dilutive. The following weighted-average number of outstanding employee stock options, restricted stock units and restricted stock awards, warrants to purchase common stock, and shares purchased under our ESPP were excluded from the computation of diluted net loss per share:

	For the Three Months Ended March 31,
	2016	2015
Stock options outstanding	11,497,626	7,287,369
Restricted stock units and restricted stock awards	2,841,861	578,657
Common equivalent shares from stock warrants	1,045,303	2,219,671
	15,384,790	10,085,697
8. Income Taxes
Income taxes for the interim periods presented have been included in the accompanying condensed consolidated financial statements on the basis of an estimated annual effective tax rate. Based on an estimated annual effective tax rate and discrete items, the estimated income tax benefit for the three-month periods ended March 31, 2016 and 2015 was $7.5 million and $6.0 million, respectively. The determination of the interim period income tax provision utilizes the effective tax rate method, which requires us to estimate certain annualized components of the calculation of the income tax provision, including the annual effective tax rate by entity and jurisdiction.
We continually evaluate all positive and negative information to determine if our deferred tax assets are realizable in accordance with ASC 740-10-30, which states that "all available evidence shall be considered in determining whether a valuation allowance for deferred tax assets is needed". In December 2015, the proposed comprehensive settlement agreements resolving outstanding litigation relating to our past marketing representations and information security programs were approved by the Federal Trade Commission, (FTC), the representatives of a national class of consumers, and the court. As a result of these settlements, we paid $100 million in December 2015, resulting in a remaining cumulative accrual of $16 million. Based on the reserves of $96 million and $20 million recorded in the years ended December 31, 2015 and 2014, respectively, we have three years of cumulative pretax net losses. We reviewed the cumulative settlement of $116 million and determined that it was non-recurring in nature, not indicative of future performance, and, as such, would not materially affect our ability to generate taxable income in the future. In addition to excluding the impact of the non-recurring settlement amounts, we have seen improving pre-tax book income over the past 5 years and we are forecasting to continue generating pre-tax book income. As a result of the consideration of the factors discussed above, we believe that it is more likely than not that we will be able to realize our net deferred tax assets not currently subject to a valuation allowance.

9. Segment Reporting
We operate our business and our Chief Operating Decision Maker, or CODM, who is our Chief Executive Officer and President, reviews and assesses our operating performance using two reportable segments: our consumer segment and our enterprise segment. In our consumer segment, we offer proactive identity theft protection services to consumers on an annual or monthly subscription basis. In our enterprise segment, we offer consumer risk management services to our enterprise customers.
Revenue and loss from operations by operating segment for the three-month period ended March 31, 2016 and goodwill and total assets by operating segment as of March 31, 2016 was as follows:

	Consumer	Enterprise	Eliminations	Total
	(in thousands)
Revenue
External customers	$151,930	$7,339	$—	$159,269
Intersegment revenue	—	2,286	(2,286)	—
Loss from operations	(13,477)	(5,430)	—	(18,907)
Goodwill	112,550	59,537	—	172,087
Total assets	459,314	95,179	(790)	553,703
Revenue and loss from operations by operating segment for the three-month period ended March 31, 2015 and goodwill and total assets by operating segment as of December 31, 2015 was as follows:

	Consumer	Enterprise	Eliminations	Total
	(in thousands)
Revenue
External customers	$128,201	$6,207	$—	$134,408
Intersegment revenue	—	2,056	(2,056)	—
Loss from operations	(10,755)	(4,377)	—	(15,132)
Goodwill	112,550	59,537	—	172,087
Total assets	492,796	100,753	(740)	592,809
We derive all of our revenue from sales in the United States, and substantially all of our long-lived assets are located in the United States.
10. Contingencies
As part of our consumer services, we offer comprehensive member service support. If a member’s identity has been compromised, our member service team and remediation specialists will assist the member with its resolution. This includes our $1 million service guarantee, which is backed by an identity theft insurance policy, under which we will spend up to $1 million to cover certain third-party costs and expenses incurred in connection with the remediation, such as legal and investigatory fees, subject to certain terms and conditions. This insurance also covers certain out-of-pocket expenses, such as loss of income, replacement of fraudulent withdrawals, and costs associated with child and elderly care, travel, stolen purse/wallet, and replacement of documents. While we have reimbursed members for claims under this guarantee, the amounts in aggregate for the three-month periods ended March 31, 2016 and 2015 were not material.
On March 13, 2014, we received a request from the FTC for documents and information related to our compliance with the consent decree we entered into in 2010 (the FTC Order). Prior to our receipt of the FTC’s request, we met with FTC Staff on January 17, 2014, at our request, to discuss issues regarding allegations that have been asserted in a whistleblower claim against us relating to our compliance with the FTC Order. On October 29, 2014, we completed our responses to the FTC’s March 13, 2014 request for information, and on January 5, 2015, we provided responses to subsequent FTC requests for additional information. On July 21, 2015 the FTC lodged, under seal, in the United States District Court for the District of Arizona, a motion seeking to hold us in contempt of the FTC Order. On December 17, 2015, we entered into a comprehensive settlement agreement with the FTC, pursuant to which we resolved all matters related to the FTC Contempt Action and provided a mechanism to fund a settlement of the Ebarle Class Action. Under the terms of the settlement, $100 million was placed into the registry of the court overseeing the FTC Contempt Action, $68 million of which was to be distributed to fund the consumer redress contemplated by the Ebarle Class Action settlement, and the remaining $32 million of which is authorized to fund consumer redress ordered by any states’ attorneys general, provided that certain conditions are met. If all or part of the $32 million is not used for that purpose, it will revert to the FTC.
On January 19, 2015, plaintiffs Napoleon Ebarle and Jeanne Stamm filed a nationwide putative consumer class action lawsuit against us in the United States District Court for the Northern District of California. The plaintiffs allege that we have engaged in deceptive marketing and sales practices in connection with our membership plans in violation of the Arizona Consumer Fraud Act and seek declaratory judgment under the Federal Declaratory Judgment Act. On March 27, 2015, plaintiffs filed an amended complaint, adding an additional plaintiff, Brian Litton, adding a breach of contract claim, and expanding the class period to include all members enrolled in one of the company’s identity theft protection plans since January 1, 2010. On January 20, 2016, the court overseeing the Ebarle Class Action granted the plaintiffs’ motion for preliminary approval conditionally approving the parties’ proposed settlement agreement and allowing plaintiffs to file a second amended complaint naming Reiner Jerome Ebarle as an additional plaintiff. On February 11, 2016, the court overseeing the FTC Action entered an order allowing the $68 million to be transferred from the court's registry to the court-ordered settlement administrator in the Ebarle Class Action to fund the settlement. Notice has been sent to the class members. The deadline for class members to object was April 14, 2016, and the deadline for class members to submit claims is April 29, 2016. A hearing on final approval is scheduled for June 23, 2016. As of March 31, 2016 we have $13.0 million accrued for settlement of this claim, which was not included within the $100 million settlement paid to the FTC for settlement of the FTC Contempt Action and nationwide class action claims. In addition, we have $3.0 million accrued for a potential settlement with states attorneys general for related claims.
On August 1, 2014, our subsidiaries Lemon and Lemon Argentina, S.R.L. (Lemon Argentina, and together, the Lemon Entities) filed a lawsuit in Santa Clara Superior Court in San Jose, California, against Wenceslao Casares, former General Manager of Lemon, Cynthia McAdam, former General Counsel of Lemon, and Federico Murrone, Martin Apesteguia and Fabian Cuesta, each a former employee and former member of the Board of Directors of Lemon Argentina (the Argentine Executives). The complaint alleges breaches of employment-related contracts and breaches of fiduciary duty involving each named individual’s work for third-party Xapo, Inc. and/or Xapo, Ltd. during their employment by the applicable Lemon Entity.  The parties, including the Argentine Executives, engaged in mediation in August 2014 in Buenos Aires, Argentina, and again in December 2014 in San Francisco, California, but were unable to settle any claims. On January 30, 2015, the Lemon Entities filed a second amended complaint alleging breaches of employment-related contracts, breaches of fiduciary duties, and fraud, and seeking declaratory relief against Mr. Casares, Ms. McAdam, and the Argentine Executives.  Mr. Casares and Ms. McAdam demurred to the Second Amended Complaint on May 1, 2015, which the court overruled in its entirety on July 2, 2015.  Mr. Casares and Ms. McAdam answered the Second Amended Complaint on July 24, 2015. The Argentine Executives entered their appearances in the litigation on July 24, 2015 and filed a motion to dismiss for inconvenient forum on September 8, 2015. That motion was heard on December 4, 2015 and granted on January 4, 2016, with an order staying the action in its entirety. The Lemon Entities filed a notice of appeal on March 1, 2016.
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
Mr. Casares filed a separate complaint against us, Lemon, LLC, and Shareholder Representative Services LLC (SRS) in Delaware Chancery Court on October 7, 2015 for breach of contract and seeking a declaratory judgment.  The action concerns a December 12, 2014 settlement agreement that resolved certain disputes against other former shareholders of Lemon, Inc. arising out of our December 11, 2013 Lemon acquisition.  We, along with Lemon, LLC, moved to dismiss the complaint on October 28, 2015.  Mr. Casares responded by filing an amended complaint on January 8, 2016. LifeLock, Inc. and Lemon, LLC moved to dismiss the amended complaint. LifeLock, Inc. and Lemon, LLC filed their brief in support of the motion to dismiss on February 24, 2016. Mr. Casares filed his opposition on March 25, 2016. LifeLock, Inc. and Lemon, LLC's reply in support of the motion is due April 25, 2016.
On July 22, 2015, Miguel Avila, representing himself and seeking to represent a class of persons who acquired our securities from July 30, 2014 to July 20, 2015, inclusive, filed a class action complaint in the United States District Court for the District of Arizona. His complaint alleges that Todd Davis, Christopher Power, and we violated Sections 10(b) and 20(a) of the Securities Exchange Act by making materially false or misleading statements, or failing to disclose material facts about our business, operations, and prospects, including with regard to our information security program, advertising, recordkeeping, and our compliance with the FTC Order. The complaint seeks certification as a class action, compensatory damages, and attorney’s fees and costs. On September 21, 2015, four other Company stockholders, Oklahoma Police Pension and Retirement System, Oklahoma Firefighters Pension and Retirement System, Larisa Gassel, and Donna Thompson, and their respective attorneys all filed motions seeking to be appointed the lead plaintiff and lead counsel in this class action. On October 9, 2015, the Court appointed Oklahoma Police Pension and Retirement System and Oklahoma Firefighters Pension and Retirement System as lead plaintiffs. On October 19, 2015, the Court entered a scheduling order pursuant to which, and consistent with that order, lead plaintiffs filed an amended complaint on December 10, 2015. We, along with Mr. Davis and Mr. Power, moved to dismiss the amended complaint on January 29, 2016. A hearing on that motion to dismiss is scheduled for May 2, 2016. lead plaintiffs moved to lift a statutory discovery stay imposed by the Private Securities Litigation Reform Act on January 21, 2016. We, along with Mr. Davis and Mr. Power, opposed that motion on February 8, 2016. On April 22, 2016, the Court denied lead plaintiffs’ motion.
On March 3, 2014, and March 10, 2014, two securities class action complaints were filed in the United States District Court for the District of Arizona, against us, Mr. Davis, and Mr. Power. On June 16, 2014, the court consolidated the complaints into a single action captioned In re LifeLock, Inc. Securities Litigation and appointed a lead plaintiff and lead counsel. On August 15, 2014, the lead plaintiff filed the Consolidated Amended Class Action Complaint (the Consolidated Amended Complaint), seeking to represent a class of persons who acquired our securities from February 26, 2013 to May 16, 2014, inclusive (the Class Period). The Consolidated Amended Complaint alleged that we, along with Mr. Davis, Mr. Power, and Ms. Schneider, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by making materially false or misleading statements, or failing to disclose material facts regarding certain of our business, operational, and compliance policies, including with regard to certain of our services, our data security program, and Mr. Davis’ compliance with the FTC Order. The Consolidated Amended Complaint alleged that, as a result, certain of our financial statements issued during the Class Period and certain public statements made by Ms. Schneider, Mr. Davis, and Mr. Power during the Class Period, were false and misleading. The Consolidated Amended Complaint sought certification as a class action, compensatory damages, and attorneys’ fees and costs. On September 15, 2014, we, along with our President, Mr. Davis, and Mr. Power, filed a motion to dismiss the Consolidated Amended Complaint. On December 17, 2014, the court dismissed the Consolidated Amended Complaint and gave the lead plaintiff 21 days to seek leave to amend. On January 16, 2015, lead plaintiff filed his Second Consolidated Amended Complaint which contained similar allegations, but no longer named Ms. Schneider as a defendant. On January 30, 2015, we, along with Mr. Davis and Mr. Power, filed a motion to dismiss the Second Consolidated Amended Complaint. On July 21, 2015, the court granted the motion to dismiss, without leave to amend, and entered judgment in our favor. On August 18, 2015, the lead plaintiff along with another shareholder, City of Hallandale Beach Police and Firefighters’ Personnel Retirement Fund, moved to vacate the judgment on the grounds that the FTC’s July 21, 2015 motion seeking to hold us in contempt of the FTC Order constituted surprise and newly discovered evidence. Plaintiffs also sought permission to file a Third Consolidated Amended Complaint. We, Mr. Davis, and Mr. Power opposed plaintiffs’ motion. On September 18, 2015, the court denied plaintiffs’ motion to vacate the July 21, 2015 judgment and plaintiffs’ request to file another complaint. On September 21, 2015, plaintiffs filed a notice of appeal with the Ninth Circuit Court of Appeals. Plaintiffs appeal from the lower court’s July 21, 2015 order dismissing the Second Consolidated Amended Complaint and entering judgment in our favor, and the court’s September 18, 2015 order denying plaintiffs’ motion to vacate that judgment. Briefing of the appeal has been completed, but oral argument on the appeal has not been set by the Ninth Circuit.
On September 23, 2015, Sridhar Manthangodu, a stockholder of ours, filed a derivative complaint captioned Manthangodu v. Davis, et al., in the Superior Court of the State of Arizona, Maricopa County (Arizona Superior Court). This derivative complaint, purportedly filed on our behalf (we are named as a nominal defendant in the action), alleges that certain of our directors (the Director Defendants) violated their fiduciary duties to LifeLock stockholders by failing to ensure that we complied with the FTC Order. According to the complaint, the Director Defendants’ alleged breach of their fiduciary oversight duties has exposed us to “material liability,” because we must defend against the FTC’s July 21, 2015 motion seeking to hold us in contempt of the FTC Order, and the shareholder securities class action filed on July 22, 2015 discussed above. The complaint seeks unspecified monetary damages, a return to the company of all personal compensation received by the Director Defendants, as well as unspecified corporate governance reforms. On October 16, 2015, the parties jointly moved for a transfer of this matter to the Commercial Court of Maricopa County Superior Court. On October 20, 2015, that motion was granted and the action was transferred to the Commercial Court. On November 17, 2015, and December 16, 2015, the Court held status conferences.  At these conferences, the parties stated that they were engaged in continued discussions aimed at potential resolution of the action.  On December 24, 2015 the Court issued an Order directing the parties to continue to engage in settlement discussions, including at a mediation before former Chief Justice of the Arizona Supreme Court, Stanley Feldman.  The Court also appointed Plaintiff Manthangodu lead plaintiff and his counsel lead counsel. The parties have engaged in multiple mediation sessions before Justice Feldman and made substantial progress. Negotiations are ongoing. If the parties reach agreement on all terms, the agreement will be subject to approval by the Board of Directors. If the Directors approve any settlement of the derivative suit, that settlement will then be subject to Court approval. We cannot guarantee that we will be able to settle the suit or that any settlement would be approved.
Following the filing of the Manthangodu action discussed above, additional substantively similar Stockholder derivative actions were purportedly filed on our behalf against certain of our current and former directors and officers (the Individual Defendants) in the United States District Court for the District of Arizona (the Arizona Federal Court), the Delaware Court of Chancery (the Delaware Court), and the Arizona Superior Court. On October 28, 2015, a stockholder filed a derivative complaint captioned Gassel v. Davis, et al., in the Arizona Federal District Court. On November 19, 2015 and November 25,

2015, two stockholders filed derivative complaints captioned Stein v. Davis, et al. and John L. Munson Revocable Trust v. Davis, et al., respectively, in the Delaware Court of Chancery. On January 22, 2016, January 26, 2016, and February 1, 2016, three stockholders filed derivative complaints captioned, City of Pontiac General Employees’ Retirement Sys. v. Guthrie, et al.; Liang Jiawei v. Davis, et al.; and Russell Sprouse v. Davis, et al., in the Arizona Superior Court. Like the Manthangodu action, all of these actions allege that the Individual Defendants breached their fiduciary duties to LifeLock stockholders by failing to ensure that our business and operations complied with the FTC Order and/or by making materially false or misleading statements, or failing to disclose material facts regarding our business, operations, and prospects, including with regard to certain of our services, our data security program, and our compliance with the FTC Order, and make other related allegations and claims. Like the Manthangodu action, these actions seek relief including unspecified monetary damages, restitution to the Company from the Individual Defendants, certain corporate governance reforms, attorneys’ fees and costs, and/or punitive damages.
On January 8, 2016, we and the Individual Defendants moved to stay the Gassel action as duplicative of the first-filed Manthangodu action. On April 13, 2016, the Arizona Federal Court granted a non-indefinite stay of the action and directed us to file a status update on the Manthangodu action on July 12, 2016.
On February 11, 2016, the Arizona Superior Court entered an order consolidating the Sprouse Action with the first-filed Manthangodu Action. On February 24, 2016, the Court entered an order consolidating the City of Pontiac and Jiawei actions with the Manthangodu and Sprouse actions. The consolidated action is captioned In re: LifeLock, Inc. Derivative Litigation. On February 22, 2016, plaintiffs Sprouse and City of Pontiac each filed motions seeking to modify the Court’s December 24, 2016 order appointing lead counsel and lead plaintiff to add Sprouse and City of Pontiac as co-lead plaintiff and their respective counsel as co-lead counsel. Lead plaintiff Manthangodu opposed those motions on March 10, 2016. On March 18, 2016 the Court set a hearing on these motions for May 13, 2016, which hearing was later vacated by the Court on April 7, 2016, upon stipulation of defendants and plaintiffs Manthangodu, Sprouse, City of Pontiac, and Jiawei. Also on March 18, 2016, the plaintiffs in the Stein and Munson actions voluntarily dismissed their actions. On March 23, 2016, these plaintiffs jointly filed a derivative complaint captioned, Stein and Munson v. Davis et al., in the Arizona Superior Court against certain of our current directors. This derivative complaint makes the same allegations and seeks the same relief as in the original actions filed in the Delaware Chancery Court. On April 7, 2016, the Court entered an Order consolidating the Stein and Munson action with the previously consolidated Manthangodu, Sprouse, Jiawei, and City of Pontiac actions.
We are subject to other legal proceedings and claims that have arisen in the ordinary course of business. Although there can be no assurance as to the ultimate disposition of these matters, we believe, based upon the information available at this time, that, except as disclosed above, a material adverse outcome related to the matters is neither probable nor estimable.
11. Subsequent Events
In April 2016, we entered into a lease for an office building located in Mountain View, CA. The term of the lease is nine years with the expected delivery date of the premises to occur on or around November 1, 2016. Under the terms of the lease, we will incur additional rent expense of approximately $4.2 million per year. Pursuant to the lease, we also provided a letter of credit to the landlord in the amount of $1.0 million.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our 2015 Form 10-K. This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Exchange Act, including, but not limited to, statements regarding our expectations, beliefs, including beliefs in our services and in the identity theft protection services industry, intentions, strategies, investments and expenditures for new member acquisitions and to grow our business, including investments in sales and marketing and in technology and development, future operations, future financial position, fluctuations in our financial performance from period to period, future revenue, projected expenses, our ability to fund continuing operations and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words.
These forward-looking statements reflect our current views about future events and involve known risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q and our 2015 Form 10-K. Furthermore, such forward-looking statements speak only as of the date on which they are made. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview
We are a leading provider of proactive identity theft protection services for consumers and consumer risk management services for enterprises. We protect our members by monitoring identity-related events, such as new account openings, credit-related applications and other non-credit related information. If we detect that someone is using a member’s personally identifiable information, we offer notifications and alerts, including actionable alerts for new account openings and applications, and allow our members to confirm valid or unauthorized identity use. If a member confirms that the use of his or her identity is unauthorized, we can take actions designed to help protect the member’s identity and help determine whether there has been an identity theft. In the event that an identity theft has actually occurred, we can take actions designed to help restore the member’s identity through our remediation services. Our remediation service team works directly with government agencies, merchants, and creditors to remediate the impact of the identity theft event utilizing our remediation expertise on behalf of our members. We protect our enterprise customers by delivering on-demand identity risk, identity-authentication, and credit information about consumers. Our enterprise customers utilize this information to make decisions about opening or modifying accounts and providing products, services, or credit to consumers to reduce financial losses from identity fraud.
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
Our Business Model
We operate our business and our Chief Operating Decision Maker, or CODM, who is our CEO and President, reviews and assesses our operating performance using two reportable segments: our consumer segment and our enterprise segment. We review and assess our operating performance primarily using segment revenue, income (loss) from operations, and total assets. These performance measures include the allocation of operating expenses to our reportable segments based on management’s specific identification of costs associated to those segments.
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

Key Operating Metrics
The following table summarizes our key operating metrics:

	For the Three Months Ended March 31,
	2016	2015
	(in thousands, except percentages and per member data) (Unaudited)
Cumulative ending members	4,323	3,888
Gross new members	345	421
Member retention rate	85.8%	87.8%
Average cost of acquisition per member	$250	$176
Monthly average revenue per member	$11.90	$11.38
Enterprise transactions	76,080	61,535
Cumulative ending members. We calculate cumulative ending members as the total number of members at the end of the relevant period. The majority of our members are paying subscribers who have enrolled in our consumer services directly with us on a monthly or annual basis. Other members receive our consumer services through third-party entities that pay us directly, because of a breach within the entity. Entities also embed our service within a broader third- party offering, or as an employee benefit paid for by the member's employer, which adds to our member total. We monitor cumulative ending members because it provides an indication of the revenue and expenses that we expect to recognize in the future.

As of March 31, 2016, our cumulative ending member base increased 11% year over year. Several factors drove this increase, including the success of our marketing campaigns, increased awareness of data breaches, media coverage of identity theft, and our member retention rate. The year over year increase as of March 31, 2016 is lower than the year over year increase of 21% as of March 31, 2015, primarily as a result of an increase in members during the three-month period ended March 31, 2015 as a result of a large breach in the medical insurance industry.

Gross new members. We calculate gross new members as the total number of new members who enroll in one of our consumer services during the relevant period. Many factors may affect the volume of gross new members in each period, including the effectiveness of our marketing campaigns, the timing of our marketing programs, the effectiveness of our strategic partnerships, and the general level of identity theft coverage in the media. We monitor gross new members because it provides an indication of the revenue and expenses that we expect to recognize in the future. Gross new members decreased 18% for the three-month period ended March 31, 2016 compared to the same period last year. The decrease in our gross new members for the three-month period ended March 31, 2016 was primarily due to the media attention related to a large breach at a health insurance company in the three-months period ended March 31, 2015, which resulted in our most successful gross new member quarter in the history of the Company.
Member retention rate. We define member retention rate as the percentage of members on the last day of the prior year who remain members on the last day of the current year. Similarly, for quarterly presentations, we use the percentage of members on the last day of the comparable quarterly period in the prior year who remain members on the last day of the current quarterly period. A number of factors may increase our member retention rate, including increases in the proportion of members enrolled on an annual subscription, increases in the number of alerts a member receives, and increases in the proportion of members enrolled through strategic partners with whom the member has a strong association. Conversely, factors that may reduce our member retention rate include increases in the number of members enrolled on a monthly subscription and the end of enrollment programs in our embedded product and breach channels. In addition, the length of time a member has been enrolled in one of our services will affect our member retention rate with longer-term members having a positive impact. Historically, the member retention rate for our premium services has been lower than the member retention rate for our basic-level services, which we believe is driven primarily by price.
Our member retention rate as of March 31, 2016 was significantly impacted by the high number of cancellations of members who enrolled during the three-month period ended March 31, 2015 as a result of the breach at a large health insurance company during the three-month period ended March 31, 2015, and failed to renew on their first anniversary. Historically the first renewal date is when we experience our lowest member retention.
Average cost of acquisition per member. We calculate average cost of acquisition per member as our sales and marketing expense for our consumer segment during the relevant period divided by our gross new members for the period. A number of factors may influence this metric, including shifts in the mix of our media spend. For example, when we engage in marketing efforts to build our brand, our short-term cost of acquisition per member increases with the expectation that it will decrease over the long term. In addition, when we introduce new partnerships, such as partnerships in our embedded product channel, our average cost of acquisition per member may decrease due to the volume of members that enroll in our consumer services in a relatively short period of time. We monitor average cost of acquisition per member to evaluate the efficiency of our marketing programs in acquiring new members. Our average cost of acquisition per member increased for the three month period ended March 31, 2016 when compared with the three month period ended March 31, 2015 due in part to the impact of the breach on a large health insurance company in the three months period ended March 31, 2015. As a result of the high level of impacted people and the media coverage related to the breach we were able to acquire gross new members at a lower cost of acquisition. In addition, in light of the FTC matter, which we settled at the end of 2015, enrollments through relationships with strategic partners were lower than in prior periods. Typically enrollments through relationships with strategic partner are at a lower average cost of acquisition per member.
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
Our monthly average revenue per member increased approximately 5% for the three-month period ended March 31, 2016, compared to the same period last year. The increases resulted primarily from the continued success of our premium service offerings, which accounted for more than 40% of our gross new members for the three-month period ended March 31, 2016.
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

Enterprise transactions increased 24% for the three-month period ended March 31, 2016, compared to the same period last year. Enterprise transactions increased as we continued to add new customers and expand our offerings with our current customer base.
Key Financial Metrics
The following table summarizes our key financial metrics:

	For the Three Months Ended March 31,
	2016	2015
	(in thousands)
Consumer revenue	$151,930	$128,201
Enterprise revenue	7,339	6,207
Total revenue	159,269	134,408
Adjusted net loss	(4,768)	(5,230)
Adjusted EBITDA	(2,215)	(2,967)
Free cash flow	10,576	17,714
Adjusted Net Income (Loss)
Adjusted net income (loss) is a non-U.S. GAAP financial measure that we calculate as net income (loss) excluding amortization of acquired intangible assets, share-based compensation, income tax benefits and expenses resulting from changes in our deferred tax assets, and acquisition related expenses. For the three-month period ended March 31, 2016, we excluded the expenses for the FTC and related litigation. For the three-month period ended March 31, 2015, we excluded the impact of the legal reserve for a settlement of a class action lawsuit. We included adjusted net income (loss) in this Quarterly Report on Form 10-Q because it is a key measure we use to understand and evaluate our operating performance and trends. In particular, the exclusion of certain expenses in calculating adjusted net income (loss) can provide a useful measure for period-to-period comparisons of our core business.
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

Because of these limitations, you should consider adjusted net income (loss) alongside other financial performance measures, including various cash flow metrics, net income (loss), and our other U.S. GAAP results. The following table presents a reconciliation of net income (loss) to adjusted net income (loss) for applicable items of income and expense that impacted each of the periods indicated:

	For the Three Months Ended March 31,
	2016	2015
Reconciliation of Net Loss to Adjusted Net Loss:	(in thousands)
Net loss	$(11,226)	$(9,158)
Amortization of acquired intangible assets	3,042	2,084
Share-based compensation	8,652	5,370
Deferred income tax benefit	(7,498)	(6,026)
Legal reserves and settlements	—	2,500
Expenses related to the FTC litigation	2,262	—
Adjusted net loss	$(4,768)	$(5,230)
Adjusted EBITDA
Adjusted EBITDA is a non-U.S. GAAP financial measure that we calculate as net income (loss) excluding depreciation and amortization, share-based compensation, interest expense, interest income, other income (expense), income tax (benefit) expense, and acquisition related expenses. For the three-month period ended March 31, 2016, we excluded the expenses for the FTC and related litigation. For the three-month period ended March 31, 2015, we excluded the impact of the legal reserve for a settlement with a class action lawsuit. We have included adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measure we use to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop short- and long-term operational plans. In particular, the exclusion of certain expenses in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Additionally, adjusted EBITDA is a key financial measure used in determining management’s incentive compensation.
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

Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss), and our other U.S. GAAP results. The following table presents a reconciliation of net income (loss) to adjusted EBITDA for applicable items of income and expense that impacted each of the periods indicated:

	For the Three Months Ended March 31,
	2016	2015
Reconciliation of Net Loss to Adjusted EBITDA:	(in thousands)
Net loss	$(11,226)	$(9,158)
Depreciation and amortization	5,778	4,295
Share-based compensation	8,652	5,370
Interest expense	111	89
Interest income	(299)	(117)
Other expense	5	80
Income tax benefit	(7,498)	(6,026)
Legal reserves and settlements	—	2,500
Expenses related to the FTC litigation	2,262	—
Adjusted EBITDA	$(2,215)	$(2,967)
Free Cash Flow
Free cash flow is a non-U.S. GAAP financial measure that we calculate as net cash provided by operating activities less net cash used in investing activities for acquisitions of property and equipment. Additionally, we will add or deduct legal settlements received or paid, and we also excluded expenses paid for the FTC and related litigation. We use free cash flow as a measure of our operating performance; for planning purposes, including the preparation of our annual operating budget; to allocate resources to enhance the financial performance of our business; to evaluate the effectiveness of our business strategies; to provide consistency and comparability with past financial performance; to determine capital requirements; to facilitate a comparison of our results with those of other companies; and in communications with our board of directors concerning our financial performance.
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

Because of these limitations, you should consider free cash flow alongside other financial performance measures, including net cash provided by operating activities, net income (loss), and our other U.S. GAAP results. The following table presents a reconciliation of net cash provided by operating activities to free cash flow for each of the periods indicated:

	For the Three Months Ended March 31,
	2016	2015
Reconciliation of Net Cash Provided By Operating Activities to Free Cash Flow:	(in thousands)
Net cash provided by operating activities	$10,865	$20,530
Acquisitions of property and equipment	(4,830)	(2,816)
Legal settlements paid (received)	2,500	—
Expenses paid for the FTC litigation	2,041	—
Free cash flow	$10,576	$17,714
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
Our enterprise business relies on the retention of enterprise customers to maintain the effectiveness of our services because our enterprise customers typically provide us with their customer transaction data as part of our service. Losing a significant number of these customers would reduce the breadth and effectiveness of our services. In addition, less than 1% of our overall revenue for the three-month period ended March 31, 2016 was derived from direct competitors to our consumer business. As we have given notice of non-renewal to competitors in our consumer segment, we have allowed such contracts to lapse, and accordingly, this may continue to decline over time.
Investments to grow our business. We will continue to invest to grow our business. These investments include the development and marketing of new services, including investments in our technology and development team primarily in Northern California, and the continued enhancement of our existing services. These investments will increase our operating expenses in the near term and thus may negatively impact our operating results in the short term, although we anticipate that these investments will grow and improve our business over the long term.

Regulatory developments. Our business is subject to regulation by federal, state, local, and foreign authorities. Any changes to the existing applicable laws, regulations, or rules; any determination that other laws, regulations, or rules are applicable to us; or any determination that we have violated any of these laws, regulations, or rules could adversely affect our operating results. As previously disclosed in 2010 we entered into the FTC Order with the FTC. In 2010, at the same time we entered into the FTC Order, we entered into companion orders with 35 states' attorneys general that imposed on us injunctive provisions similar to the FTC Order relating to our advertising and marketing of our identity theft protection services. On July 21 2015, the FTC initiated a contempt action alleging that we violated the FTC Order, which we refer to as the FTC Contempt Action. On December 17, 2015, the FTC approved a comprehensive settlement agreement, pursuant to which we resolved all matters related to the FTC Contempt Action and provided a mechanism to fund a settlement in the Ebarle Class Action (as described in more detail in Part II, Item 1 - Legal Proceedings). Under the terms of the settlement, $100 million was placed into the registry of the court overseeing the FTC Contempt Action, $68 million of which was distributed to the court overseeing the Ebarle Class Action to fund the consumer redress contemplated by that settlement, and the remaining $32 million of which is authorized to fund consumer redress ordered by any states’ attorneys general, provided that certain conditions are met. If all or part of the $32 million is not used for that purpose, it will revert to the FTC. At this stage, no states’ attorneys general have initiated proceedings against us alleging that we violated the companion orders from 2010. As of March 31, 2016, we have accrued $3 million for a potential settlement with states’ attorneys general. The ultimate resolution of the matter with the states’ attorneys general is uncertain and may involve a materially higher settlement than $3 million.
We collect and remit sales tax in several states related to the sale of our consumer services. Other states or one or more countries or other jurisdictions could seek to impose sales or other tax collection obligations on us in the future. A successful assertion by any state, country, or other jurisdiction that we should be collecting sales or other taxes on the sale of our services could, among other things, increase the cost of our services, create significant administrative burdens for us, result in substantial tax liabilities, discourage current members and other consumers from purchasing our services, or otherwise substantially harm our business and operating results.
For a discussion of additional factors and risks facing our business, see “Risk Factors” in our 2015 Form 10-K, and Part II Item 1A. of this Form 10-Q.
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
Costs of services in our enterprise segment primarily includes wages and benefits of personnel, and the facility costs that are directly associated with the data analytics and data management.
We expect our cost of services to increase to the extent we continue to increase the number of our members and enterprise customers. Our cost of services is heavily affected by prevailing salary levels, which affect our internal direct costs and fees paid to third-party service providers. Accordingly, increases in the market rate for wages would increase our cost of services.
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
Sales and Marketing
Sales and marketing expenses consist primarily of direct response advertising and online search costs, commissions paid on a per-member basis to our online affiliates and on a percentage of revenue basis to our co-marketing partners, and wages and benefits for sales and marketing personnel. Direct response marketing costs include television, radio, and print advertisements as well as costs to create and produce these advertisements. Online search costs consist primarily of pay-per-click payments to search engines and other online advertising media, such as banner ads. We expense advertising costs as incurred, and historically, they have occurred unevenly across periods. Our sales and marketing expenses also include payments related to our sponsorship and promotional partners. In order to continue to grow our business and the awareness of our services, we plan to continue to commit substantial resources to our sales and marketing efforts. As a result, for the near term, we expect our sales and marketing expenses will continue to increase in absolute dollars and vary as a percentage of revenue, depending on the timing of those expenses and our revenue.
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

Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets is the amortization expense associated with core technology, customer relationships, trade names and trademarks, and assembled workforce resulting from business acquisitions. As of March 31, 2016, we had $27.1 in intangible assets, net of amortization, as a result of our acquisitions. The acquired intangible assets have useful lives of between one and ten years and we expect to recognize approximately $10.3 million of amortization expense in the year ending December 31, 2016.
Provision for Income Taxes
We are subject to federal income tax as well as state income tax in various states in which we conduct business. Our effective tax rate for the three-month periods ended March 31, 2016 and 2015, approximated the U.S. federal statutory tax rate plus the impact of state taxes and permanent and other temporary differences.
Results of Operations
Comparison of the Three-Month Periods Ended March 31, 2016 and 2015
Total Revenue

	For the Three Months Ended
	March 31,
	2016	2015	% Change
	(in thousands)
Consumer revenue	$151,930	$128,201	18.5%
Enterprise revenue	7,339	6,207	18.2%
Total revenue	$159,269	$134,408
Consumer revenue increased $23.7 million for the three-month period ended March 31, 2016, respectively, compared to the same period last year. The increase resulted primarily from the increase in the number of our members, which grew 11% to approximately 4.3 million as of March 31, 2016. In addition, our monthly average revenue per member increased 5% for the three-month period ended March 31, 2016, compared to the same period last year. The increase in members and monthly average revenue per member resulted from the continued success of our premium service offerings, including our LifeLock Advantage and LifeLock Ultimate Plus services, and our advertising and marketing campaigns designed to increase the overall awareness of our services and identity theft.
Enterprise revenue increased $1.1 million for the three-month period ended March 31, 2016, respectively, compared to the same period last year. The increase is attributable to the growth of our enterprise customer base and expansion of our offerings to our current customer base.
Cost of Services and Gross Profit

	For the Three Months Ended
	March 31,
	2016	2015	% Change
	(in thousands)
Cost of services	$39,986	$34,556	15.7%
Percentage of revenue	25.1%	25.7%
Gross profit	119,283	99,852	19.5%
Percentage of revenue	74.9%	74.3%
Gross profit increased $19.4 million for the three-month period ended March 31, 2016, respectively, compared to the same period last year. The increase resulted primarily from increased revenue associated with the growth in the number of our members and increased monthly average revenue per member. The increase in our gross profit percentage is primarily attributable to efficiencies in our member services organization and scalability within certain third-party fulfillment contracts as our member base continued to grow.

Sales and Marketing

	For the Three Months Ended
	March 31,
	2016	2015	% Change
	(in thousands)
Sales and marketing	$89,704	$77,079	16.4%
Percentage of revenue	56.3%	57.3%
Sales and marketing expenses increased $12.6 million for three-month period ended March 31, 2016, respectively, compared to the same period last year. The increase resulted from increased advertising expenses, external sales commissions, and personnel costs, including increased non-cash share-based compensation. The increase in our sales and marketing expenses reflected our investment to drive new membership growth, our continued advertising of our premium service offerings, and our efforts to highlight the growing identity theft issue and to educate consumers.
Technology and Development

	For the Three Months Ended
	March 31,
	2016	2015	% Change
	(in thousands)
Technology and development	$21,222	$16,866	25.8%
Percentage of revenue	13.3%	12.5%
Technology and development expenses increased $4.4 million for the three-month period ended March 31, 2016, respectively, compared to the same period last year. The increase resulted primarily from increased personnel costs, including non-cash share-based compensation, which were primarily the result of continuing to expand our product and technology team, primarily in Silicon Valley in Northern California. In addition, we also made investments in product enhancements, security, infrastructure, and market research.
General and Administrative

	For the Three Months Ended
	March 31,
	2016	2015	% Change
	(in thousands)
General and administrative	$24,222	$18,955	27.8%
Percentage of revenue	15.2%	14.1%
General and administrative expenses increased $5.3 million for the three-month period ended March 31, 2016, respectively, compared to the same period last year. The increase relates primarily to an increase in personnel costs, including non-cash share based compensation, legal fees including costs associated with litigation related to the FTC Order and related matters, and additional costs associated with our regulatory compliance. In the first quarter of 2015, we accrued $2.5 million for two of the California consumer class action lawsuits previously filed against us, which were approved by the court and paid in the first quarter of 2016.

Amortization of Acquired Intangible Assets

	For the Three Months Ended
	March 31,
	2016	2015	% Change
	(in thousands)
Amortization of acquired intangible assets	$3,042	$2,084	46.0%
Percentage of revenue	1.9%	1.6%
Amortization of acquired intangible assets increased $1.0 million for the three-month period ended March 31, 2016, respectively, compared to the same period last year, due to the acceleration of amortization of our technology intangible asset acquired in the Lemon acquisition and an assembled workforce intangible asset acquired in 2015, and also as a result of amortization expense recognized on additional intangibles acquired during the year ended December 31, 2015.
Other Income (Expense)

	For the Three Months Ended
	March 31,
	2016	2015	% Change
	(in thousands)
Interest expense	$(111)	$(89)	24.7%
Interest income	299	117	155.6%
Other	(5)	(80)	(93.8)%
Total other income (expense)	$183	$(52)	(451.9)%
Other income increased $0.2 million primarily due to the increase in interest income on our marketable securities.
Income Tax Expense (Benefit)

	For the Three Months Ended
	March 31,
	2016	2015	% Change
	(in thousands)
Income tax benefit	$(7,498)	$(6,026)	24.4%
Effective tax rate	40.0%	39.7%
Our effective tax rate for the three-month periods ended March 31, 2016 and 2015, approximated the U.S. federal statutory tax rate plus the impact of state taxes.
Liquidity and Capital Resources
As of March 31, 2016, we had $44.9 million in cash and cash equivalents, which consisted of cash and money market funds, and $156.9 million in marketable securities, which consisted of corporate bonds, municipal bonds, government securities, agency securities, commercial paper, and certificates of deposit.  We classify our marketable securities as short-term regardless of contractual maturity based on our ability to liquidate those investments for use in current operations. Additionally, we have a revolving line of credit, described below. We did not draw on the line of credit during the three-month period ended March 31, 2016.  As of March 31, 2016, we had no outstanding debt.  We believe that our existing cash and cash equivalents and marketable securities together with cash generated from operations will be sufficient to fund our operations for at least the next 12 months, including amounts reserved for potential legal settlements. However, our future liquidity and capital requirements may vary materially from our expectations depending on many factors, including, but not limited to our revenues and gross margins, our cash flows from operations, the timing of payments with respect to the settlements, expenses and judgments related to our litigation matters, and the availability of our revolving line of credit. We may need to seek additional capital and such capital may not be available on terms acceptable to us or at all.

Operating Activities
For the three-month period ended March 31, 2016, operating activities generated $10.9 million in cash as a result of a net loss of $11.2 million, adjusted by non-cash items such as depreciation and amortization of $5.8 million, share-based compensation of $8.7 million, and an income tax benefit of $7.5 million. We also had an increase in deferred revenue related to the overall growth of our business provided operating cash of $19.2 million and we had a decrease in operating cash as a result of changes in other operating assets and liabilities of $4.9 million.
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
Investing Activities
For the three-month period ended March 31, 2016, we used $4.8 million of cash to acquire property and equipment, primarily computer equipment and software, including internally developed software, as we continue to expand our team and enhance our service. In addition we had net cash inflows of $39.6 million attributable to the maturities and coupon payments of our marketable securities.
For the three-month period ended March 31, 2015, we used $2.8 million of cash to acquire property and equipment, and we invested a net $5.9 million of cash in marketable securities.
Financing Activities
For the three-month period ended March 31, 2016, net cash used in financing activities was $50.9 million as a result of cash paid related to the repurchase of our common stock of $51.9 million and $1.0 million paid for employee withholding tax related to net distributions of restricted stock units and restricted stock, offset by cash received from the exercise of stock options of $2.0 million.
For the three-month period ended March 31, 2015, net cash provided by financing activities was $1.5 million as a result of cash received from the exercise of stock options and warrants of $1.8 million, offset by $0.2 million paid for employee withholding tax related to net distributions of restricted stock units and restricted stock.
Debt Obligations
Senior Credit Facility
There have been no changes in our Credit Agreement and related documents with Bank of America, which we refer to as our Senior Credit Facility, from the disclosure in our 2015 Form 10-K. At March 31, 2016 we were in compliance with all the covenants of the Senior Credit Facility.
As of March 31, 2016, we had outstanding letters of credit in the amount of $0.3 million. In April 2016, we entered into a lease for an office building located in Mountain View, CA. Pursuant to the terms of the lease, we provided a letter of credit to the landlord in the amount of $1.0 million.
Contractual Obligations
There were no material changes in our commitments under contractual obligations to those disclosed in our 2015 Form 10-K.
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
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our 2015 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our primary market risk exposures or how we manage those exposures from the information disclosed in Part II, Item 7A of our 2015 Form 10-K. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our 2015 Form 10-K.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, together with our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. The purpose of this evaluation is to determine if, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective such that the information required to be disclosed in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2016.
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
On March 13, 2014, we received a request from the FTC for documents and information related to our compliance with the FTC Order. Prior to our receipt of the FTC’s request, we met with FTC Staff on January 17, 2014, at our request, to discuss issues regarding allegations that have been asserted in a whistleblower claim against us relating to our compliance with the FTC Order. On October 29, 2014, we completed our responses to the FTC’s March 13, 2014 request for information, and on January 5, 2015, we provided responses to subsequent FTC requests for additional information. On July 21, 2015 the FTC lodged, under seal, in the United States District Court for the District of Arizona, a motion seeking to hold us in contempt of the FTC Order. On December 17, 2015, we entered into a comprehensive settlement agreement with the FTC, pursuant to which we resolved all matters related to the FTC Contempt Action and provided a mechanism to fund a settlement of the Ebarle Class Action. Under the terms of the settlement, $100 million was placed into the registry of the court overseeing the FTC Contempt Action, $68 million of which was to be distributed to fund the consumer redress contemplated by the Ebarle Class Action settlement, and the remaining $32 million of which is authorized to fund consumer redress ordered by any states’ attorneys general, provided that certain conditions are met. If all or part of the $32 million is not used for that purpose, it will revert to the FTC.
On January 19, 2015, plaintiffs Napoleon Ebarle and Jeanne Stamm filed a nationwide putative consumer class action lawsuit against us in the United States District Court for the Northern District of California. The plaintiffs allege that we have engaged in deceptive marketing and sales practices in connection with our membership plans in violation of the Arizona Consumer Fraud Act and seek declaratory judgment under the Federal Declaratory Judgment Act. On March 27, 2015, plaintiffs filed an amended complaint, adding an additional plaintiff, Brian Litton, adding a breach of contract claim, and expanding the class period to include all members enrolled in one of the company’s identity theft protection plans since January 1, 2010, through the present. On January 20, 2016, the court overseeing the Ebarle Class Action granted the plaintiffs’ motion for preliminary approval conditionally approving the parties’ proposed settlement agreement and allowing plaintiffs to file a second amended complaint naming Reiner Jerome Ebarle as an additional plaintiff. On February 11, 2016, the court overseeing the FTC Action entered an order allowing the $68 million to be transferred from the court's registry to the court-ordered settlement administrator in the Ebarle Class Action to fund the settlement. Notice has been sent to the class members. The deadline for class members to object was April 14, 2016, and the deadline for class members to submit claims is April 29, 2016. A hearing on final approval is scheduled for June 23, 2016.
On January 29, 2015, plaintiff Etan Goldman filed a California putative consumer class action complaint against us in Santa Clara Superior Court in San Jose, California. The complaint alleges that we violated California’s Automatic Renewal Law and Unfair Competition Law by failing to provide required disclosures concerning our auto renewal terms and cancellation policies. The complaint also seeks certification of a class consisting of all persons in California who had purchased subscriptions to identity theft protection services from us from December 1, 2010 to the present.” The complaint sought declaratory relief, injunctive relief, compensatory damages, restitution, and attorneys’ fees and costs. On May 15, 2015, the parties executed a class-wide settlement agreement. On February 5, 2016, the Court granted final approval of the settlement. Pursuant to the court-approved settlement, on March 11, 2016, the Court-appointed settlement administrator distributed the settlement proceeds, on a pro rata basis, to current and former LifeLock members with a California billing address who were enrolled in a LifeLock protection plan or subscription service between December 1, 2010, and July 24, 2015, who did not opt out of the settlement and who paid one or more auto renewed monthly or annual membership fees will automatically receive a cash payment.
On August 1, 2014, our subsidiaries Lemon and Lemon Argentina, S.R.L. (Lemon Argentina, and together, the Lemon Entities) filed a lawsuit in Santa Clara Superior Court in San Jose, California, against Wenceslao Casares, former General Manager of Lemon, Cynthia McAdam, former General Counsel of Lemon, and Federico Murrone, Martin Apesteguia and Fabian Cuesta, each a former employee and former member of the Board of Directors of Lemon Argentina (the Argentine Executives). The complaint alleges breaches of employment-related contracts and breaches of fiduciary duty involving each named individual’s work for third-party Xapo, Inc. and/or Xapo, Ltd. during their employment by the applicable Lemon Entity.  The parties, including the Argentine Executives, engaged in mediation in August 2014 in Buenos Aires, Argentina, and again in December 2014 in San Francisco, California, but were unable to settle any claims. On January 30, 2015, the Lemon Entities filed a second amended complaint alleging breaches of employment-related contracts, breaches of fiduciary duties, and fraud, and seeking declaratory relief against Mr. Casares, Ms. McAdam, and the Argentine Executives.  Mr. Casares and Ms. McAdam demurred to the Second Amended Complaint on May 1, 2015, which the court overruled in its entirety on July 2, 2015.  Mr. Casares and Ms. McAdam answered the Second Amended Complaint on July 24, 2015. The Argentine Executives entered their appearances in the litigation on July 24, 2015 and filed a motion to dismiss for inconvenient forum on September 8, 2015. That motion was heard on December 4, 2015 and granted on January 4, 2016, with an order staying the action in its entirety. The Lemon Entities filed a notice of appeal on March 1, 2016

Mr. Casares also filed a cross-claim against us and Lemon, Inc. (now Lemon, LLC) on July 24, 2015, for breach of contract, breach of the implied covenant of good faith and fair dealing, conversion, unjust enrichment, and declaratory relief, all arising from the termination of his employment.  He filed an amended cross-claim asserting the same causes of action on September 22, 2015.  We, along with Lemon, LLC, filed a motion to dismiss the amended cross-claim on October 22, 2015. Because of the January 4, 2016 order staying the case in its entirety, the court did not rule on the motion to dismiss.
Mr. Casares filed a separate complaint against us, Lemon, LLC, and Shareholder Representative Services LLC (SRS) in Delaware Chancery Court on October 7, 2015 for breach of contract and seeking a declaratory judgment.  The action concerns a December 12, 2014 settlement agreement that resolved certain disputes against other former shareholders of Lemon, Inc. arising out of our December 11, 2013 Lemon acquisition.  We, along with Lemon, LLC, moved to dismiss the complaint on October 28, 2015.  Mr. Casares responded by filing an amended complaint on January 8, 2016. LifeLock, Inc. and Lemon, LLC moved to dismiss the amended complaint. LifeLock, Inc. and Lemon, LLC filed their brief in support of the motion to dismiss on February 24, 2016. Mr. Casares filed his opposition on March 25, 2016. LifeLock, Inc. and Lemon, LLC's reply in support of the motion is due April 25, 2016.
On July 22, 2015, Miguel Avila, representing himself and seeking to represent a class of persons who acquired our securities from July 30, 2014 to July 20, 2015, inclusive, filed a class action complaint in the United States District Court for the District of Arizona. His complaint alleges that Todd Davis, Christopher Power, and we violated Sections 10(b) and 20(a) of the Securities Exchange Act by making materially false or misleading statements, or failing to disclose material facts about our business, operations, and prospects, including with regard to our information security program, advertising, recordkeeping, and our compliance with the FTC Order. The complaint seeks certification as a class action, compensatory damages, and attorney’s fees and costs. On September 21, 2015, four other Company stockholders, Oklahoma Police Pension and Retirement System, Oklahoma Firefighters Pension and Retirement System, Larisa Gassel, and Donna Thompson, and their respective attorneys all filed motions seeking to be appointed the lead plaintiff and lead counsel in this class action. On October 9, 2015, the Court appointed Oklahoma Police Pension and Retirement System and Oklahoma Firefighters Pension and Retirement System as lead plaintiffs. On October 19, 2015, the Court entered a scheduling order pursuant to which, and consistent with that order, lead plaintiffs filed an amended complaint on December 10, 2015. We, along with Mr. Davis and Mr. Power, moved to dismiss the amended complaint on January 29, 2016. A hearing on that motion to dismiss is scheduled for May 2, 2016. Lead plaintiffs moved to lift a statutory discovery stay imposed by the Private Securities Litigation Reform Act on January 21, 2016. We, along with Mr. Davis and Mr. Power, opposed that motion on February 8, 2016. On April 22, 2016, the Court denied lead plaintiffs’ motion.
On March 3, 2014, and March 10, 2014, two securities class action complaints were filed in the United States District Court for the District of Arizona, against us, Mr. Davis, and Mr. Power. On June 16, 2014, the court consolidated the complaints into a single action captioned In re LifeLock, Inc. Securities Litigation and appointed a lead plaintiff and lead counsel. On August 15, 2014, the lead plaintiff filed the Consolidated Amended Class Action Complaint (the Consolidated Amended Complaint), seeking to represent a class of persons who acquired our securities from February 26, 2013 to May 16, 2014, inclusive (the Class Period). The Consolidated Amended Complaint alleged that we, along with Mr. Davis, Mr. Power, and Ms. Schneider, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by making materially false or misleading statements, or failing to disclose material facts regarding certain of our business, operational, and compliance policies, including with regard to certain of our services, our data security program, and Mr. Davis’ compliance with the FTC Order. The Consolidated Amended Complaint alleged that, as a result, certain of our financial statements issued during the Class Period and certain public statements made by Ms. Schneider, Mr. Davis, and Mr. Power during the Class Period, were false and misleading. The Consolidated Amended Complaint sought certification as a class action, compensatory damages, and attorneys’ fees and costs. On September 15, 2014, we, along with our President, Mr. Davis, and Mr. Power, filed a motion to dismiss the Consolidated Amended Complaint. On December 17, 2014, the court dismissed the Consolidated Amended Complaint and gave the lead plaintiff 21 days to seek leave to amend. On January 16, 2015, lead plaintiff filed his Second Consolidated Amended Complaint which contained similar allegations, but no longer named Ms. Schneider as a defendant. On January 30, 2015, we, along with Mr. Davis and Mr. Power, filed a motion to dismiss the Second Consolidated Amended Complaint. On July 21, 2015, the court granted the motion to dismiss, without leave to amend, and entered judgment in our favor. On August 18, 2015, the lead plaintiff along with another shareholder, City of Hallandale Beach Police and Firefighters’ Personnel Retirement Fund, moved to vacate the judgment on the grounds that the FTC’s July 21, 2015 motion seeking to hold us in contempt of the FTC Order constituted surprise and newly discovered evidence. Plaintiffs also sought permission to file a Third Consolidated Amended Complaint. We, Mr. Davis, and Mr. Power opposed plaintiffs’ motion. On September 18, 2015, the court denied plaintiffs’ motion to vacate the July 21, 2015 judgment and plaintiffs’ request to file another complaint. On September 21, 2015, plaintiffs filed a notice of appeal with the Ninth Circuit Court of Appeals. Plaintiffs appeal from the lower court’s July 21, 2015 order dismissing the Second Consolidated Amended Complaint and entering judgment in our favor, and the court’s September 18, 2015 order denying plaintiffs’ motion to vacate that judgment. Briefing of the appeal has been completed, but oral argument on the appeal has not been set by the Ninth Circuit.

On September 23, 2015, Sridhar Manthangodu, a stockholder of ours, filed a derivative complaint captioned Manthangodu v. Davis, et al., in the Superior Court of the State of Arizona, Maricopa County (Arizona Superior Court). This derivative complaint, purportedly filed on our behalf (we are named as a nominal defendant in the action), alleges that certain of our directors (the Director Defendants) violated their fiduciary duties to LifeLock stockholders by failing to ensure that we complied with the FTC Order. According to the complaint, the Director Defendants’ alleged breach of their fiduciary oversight duties has exposed us to “material liability,” because we must defend against the FTC’s July 21, 2015 motion seeking to hold us in contempt of the FTC Order, and the shareholder securities class action filed on July 22, 2015 discussed above. The complaint seeks unspecified monetary damages, a return to the company of all personal compensation received by the Director Defendants, as well as unspecified corporate governance reforms. On October 16, 2015, the parties jointly moved for a transfer of this matter to the Commercial Court of Maricopa County Superior Court. On October 20, 2015, that motion was granted and the action was transferred to the Commercial Court. On November 17, 2015, and December 16, 2015, the Court held status conferences.  At these conferences, the parties stated that they were engaged in continued discussions aimed at potential resolution of the action.  On December 24, 2015 the Court issued an Order directing the parties to continue to engage in settlement discussions, including at a mediation before former Chief Justice of the Arizona Supreme Court, Stanley Feldman.  The Court also appointed Plaintiff Manthangodu lead plaintiff and his counsel lead counsel. The parties have engaged in multiple mediation sessions before Justice Feldman and made substantial progress. Negotiations are ongoing. If the parties reach agreement on all terms, the agreement will be subject to approval by the Board of Directors. If the Directors approve any settlement of the derivative suit, that settlement will then be subject to Court approval. We cannot guarantee that we will be able to settle the suit or that any settlement would be approved.
Following the filing of the Manthangodu action discussed above, additional substantively similar Stockholder derivative actions were purportedly filed on our behalf against certain of our current and former directors and officers (the Individual Defendants) in the United States District Court for the District of Arizona (the Arizona Federal Court), the Delaware Court of Chancery (the Delaware Court), and the Arizona Superior Court. On October 28, 2015, a stockholder filed a derivative complaint captioned Gassel v. Davis, et al., in the Arizona Federal District Court. On November 19, 2015 and November 25, 2015, two stockholders filed derivative complaints captioned Stein v. Davis, et al. and John L. Munson Revocable Trust v. Davis, et al., respectively, in the Delaware Court of Chancery. On January 22, 2016, January 26, 2016, and February 1, 2016, three stockholders filed derivative complaints captioned, City of Pontiac General Employees’ Retirement Sys. v. Guthrie, et al.; Liang Jiawei v. Davis, et al.; and Russell Sprouse v. Davis, et al., in the Arizona Superior Court. Like the Manthangodu action, all of these actions allege that the Individual Defendants breached their fiduciary duties to LifeLock stockholders by failing to ensure that our business and operations complied with the FTC Order and/or by making materially false or misleading statements, or failing to disclose material facts regarding our business, operations, and prospects, including with regard to certain of our services, our data security program, and our compliance with the FTC Order, and make other related allegations and claims. Like the Manthangodu action, these actions seek relief including unspecified monetary damages, restitution to the Company from the Individual Defendants, certain corporate governance reforms, attorneys’ fees and costs, and/or punitive damages.
On January 8, 2016, we and the Individual Defendants moved to stay the Gassel action as duplicative of the first-filed Manthangodu action. On April 13, 2016, the Arizona Federal Court granted a non-indefinite stay of the action and directed us to file a status update on the Manthangodu action on July 12, 2016.
On February 11, 2016, the Arizona Superior Court entered an order consolidating the Sprouse Action with the first-filed Manthangodu Action. On February 24, 2016, the Court entered an order consolidating the City of Pontiac and Jiawei actions with the Manthangodu and Sprouse actions. The consolidated action is captioned In re: LifeLock, Inc. Derivative Litigation. On February 22, 2016, plaintiffs Sprouse and City of Pontiac each filed motions seeking to modify the Court’s December 24, 2016 order appointing lead counsel and lead plaintiff to add Sprouse and City of Pontiac as co-lead plaintiff and their respective counsel as co-lead counsel. Lead plaintiff Manthangodu opposed those motions on March 10, 2016. On March 18, 2016 the Court set a hearing on these motions for May 13, 2016, which hearing was later vacated by the Court on April 7, 2016, upon stipulation of defendants and plaintiffs Manthangodu, Sprouse, City of Pontiac, and Jiawei. Also on March 18, 2016, the plaintiffs in the Stein and Munson actions voluntarily dismissed their actions. On March 23, 2016, these plaintiffs jointly filed a derivative complaint captioned, Stein and Munson v. Davis et al., in the Arizona Superior Court against certain of our current directors. This derivative complaint makes the same allegations and seeks the same relief as in the original actions filed in the Delaware Chancery Court. On April 7, 2016, the Court entered an Order consolidating the Stein and Munson action with the previously consolidated Manthangodu, Sprouse, Jiawei, and City of Pontiac actions.
On December 23, 2015, we filed an insurance coverage action in Arizona state court against our 2013-2014 primary and excess directors' and officers' (D&O) liability insurance carriers. LifeLock’s complaint alleges that the primary and excess D&O insurers breached their insurance policies by wrongfully denying LifeLock defense and indemnity coverage for the various securities class action and shareholder derivative lawsuits filed against us. LifeLock’s insurance coverage action also alleges that the primary D&O insurer breached its covenant of good faith and fair dealing, violated Arizona's consumer fraud statute and committed unfair insurance practices. The insurers have filed answers to LifeLock’s complaint, and the parties are in the process of negotiating a case management order and beginning discovery.
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. Before deciding to invest in our common stock, you should carefully consider each of the risk factors described in “Part I – Item 1A. Risk Factors” in our 2015 Form 10-K, and all information set forth in this Quarterly Report on Form 10-Q. Those risks and the risks described in this Quarterly Report on Form 10-Q, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, could materially harm our business, financial condition, operating results, cash flow, and prospects. If that occurs, the trading price of our common stock could decline, and you may lose all or part of your investment.
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
We operate in a highly competitive business environment. Our primary competitors are credit bureaus including Experian, Equifax, and TransUnion, as well as others, such as Affinion, EWS, Intersections, CSID, and LexisNexis. Some of our competitors have substantially greater financial, technical, marketing, distribution, and other resources than we possess that afford them competitive advantages. As a result, they may be able to devote greater resources to the development, promotion, and sale of services, to deliver competitive services at lower prices or for free, and to introduce new solutions and respond to market developments and customer requirements more quickly than we can. Some of our competitors may also be our vendors and may be in a position to impair our ability to compete with them as a result of such relationship. Consolidation of such competitors who are also vendors may adversely impact our ability to compete or our ability to access data that was available to us prior to such consolidation. In addition, some of our competitors may have data that we do not have or cannot obtain without difficulty. Any of these factors could reduce our growth, revenue, access to valuable data, or market share.
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
Our services depend extensively upon continued access to and receipt of data from external sources, including data received from customers, vendors who are also competitors and fulfillment partners. Our data providers could stop providing data, provide untimely data, or increase the costs for their data for a variety of reasons, including competitive considerations impacting willingness to share the data, a perception that our systems are insecure as a result of a data security breach, budgetary constraints, a desire to generate additional revenue, or a contractual dispute. In addition, upon the termination of the contracts we have with certain of our enterprise customers, we are required to remove from our repositories the data contributed by and through those customers. We could also become subject to legislative, regulatory, or judicial restrictions or mandates on the collection, disclosure, or use of such data, in particular if such data is not collected by our providers in a way that allows us to legally use the data. If we were to lose access to a substantial number of data sources or certain key data sources or certain data already in the LifeLock ecosystem, or if our access or use were restricted or became less economical or desirable, our ability to provide our services and the efficacy and attractiveness of the LifeLock ecosystem could be negatively affected, and this would adversely affect us from a competitive standpoint. This would also adversely affect our business, operating results, and financial condition. We may not be successful in maintaining our relationships with these external data source providers and may not be able to continue to obtain data from them on acceptable terms or at all. Furthermore, we cannot provide assurance that we will be able to obtain data from alternative or additional sources if our current sources become unavailable.
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
We launched a new mobile application in April 2016. The success of our mobile application is unproven, and we have prioritized the quality of user experience with our mobile application over short-term monetization.  Despite the expected growth in mobile devices, there is no guarantee that we will be able to effectively monetize our mobile application and generate meaningful revenue in the future.  If our mobile application is not widely adopted or sufficiently profitable, or if we fail to continue to innovate and introduce enhanced mobile applications and other services for users of these alternative devices, our business could be adversely affected.
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
Our revenue and operating results depend significantly on our ability to retain our existing customers and add new customers. In our consumer business from which we derive a significant portion of our revenue, we sell our services to our members on a monthly or annual subscription basis. Our members may cancel their membership with us at any time without penalty. In our enterprise business, our customers have no obligation to renew their agreements with us after the contractual term expires, and a substantial portion of our direct enterprise customers do not have monthly transaction minimums and, accordingly, may reduce their utilization of our services during the contractual term. We therefore may be unable to retain our existing members and enterprise customers on the same or on more profitable terms, if at all, and may generate lower revenue as a result of less utilization of our services by our enterprise customers. In addition, we may not be able to predict or anticipate accurately future trends in customer retention or enterprise customer utilization or effectively respond to such trends. Our customer retention rates and enterprise customer utilization may decline or fluctuate due to a variety of factors, including the following:

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
In addition we experienced a higher level of cancellations in the second half of 2015, which we believe was driven by the announcement of the FTC litigation during the third quarter of 2015, which had a negative impact on our member retention rate. Our membership retention rate also was significantly impacted in the first quarter of 2016 by the high number of cancellations of members who enrolled during the three month ended March 31, 2015 as a result of the breach at a large health insurance company during the three-month period ended March 31, 2015.
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

•
our strategic partners, some of which already compete with us, may present increased competition for us in the future and may elect to terminate their contracts with us or to violate their contractual obligations.

 Our inability to maintain our existing and secure new relationships with strategic partners could harm our revenue and operating results. The announcement of the FTC litigation in the third quarter 2015, impacted our enrollments from strategic partners.
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
We are subject to extensive government regulation, which could impede our ability to market and provide our services and could have a material adverse effect on our business.
Our business and the information we use in our business is subject to a wide variety of federal, state, and local laws and regulations, including the FCRA, the Gramm-Leach-Bliley Act, the FTC Act and comparable state laws that are patterned after the FTC Act. In addition, laws governing credit information, consumer privacy and marketing, servicing of consumer products and services, and insurance products and services, govern our business information. Moreover, we are bound by the terms of the FTC Order, the companion orders with 35 states’ attorneys general that we entered into in March 2010, and the settlement we reached with the FTC in 2015. These laws, regulations, and orders cover, among other things, advertising, automatic subscription renewal, broadband residential Internet access, consumer protection, content, copyrights, credit card processing procedures, data protection, distribution, electronic contracts, member privacy, pricing, sales and other procedures, tariffs, and taxation. In addition, it is unclear how existing laws and regulations governing issues such as property ownership, sales and other taxes, and personal privacy apply to the Internet. We incur significant costs to operate our business and monitor our compliance with these laws, regulations, and orders. Any of these laws and regulations are subject to revision and changed interpretation, and we cannot predict the impact of such changes on our business. Complying with these varying requirements, the evolving nature of all of these laws and regulations, the evolving nature of various governmental bodies’ enforcement efforts, and the possibility of new laws or changed interpretation in this area, could increase our costs or impede our ability to provide our services to our customers. The occurrence of any of these could have a material adverse effect on our business, operating results, financial condition, and future prospect.
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

As of the date of this filing, no states’ attorneys general have initiated proceedings against us alleging that we violated the companion orders from 2010. However, because the companion orders we entered into with 35 states’ attorneys general imposed injunctive provisions similar to those in the FTC Order, we initiated preliminary settlement discussions with certain states’ attorneys general. As of March 31, 2016, we have accrued $3 million for a potential settlement with states’ attorneys general. The ultimate resolution of the matter with the states’ attorneys general is uncertain and may involve a materially higher settlement than $3 million. Engaging in settlement discussions and defending ourselves in any litigation that arises against states’ attorneys general related to this matter, and other actions that could arise, would be costly and time-consuming and would divert management’s, key personnel’s, and members of our board of directors' attention from our business operations. Any of these occurrences could have a material adverse effect on our business, reputation, product sales, financial condition, results of operation, and future prospects.
It is possible that other federal or local governmental agencies, at any time, will commence additional inquiries or investigations of our business practices or our compliance with the FTC Order. Moreover, there can be no assurance that, despite our best efforts to comply with the FTC Order, the other federal or local government agencies will interpret their orders in the same way. We believe the increased governmental and regulatory scrutiny will continue for the foreseeable future and could lead to additional meetings, inquiries, or investigations by governmental and regulatory agencies that regulate our business, including the FTC, the Department of Justice, the SEC, and the New York Stock Exchange. Responding to these inquiries, investigations, and actions may cause us to incur significant expenses and could divert the attention of our management, key personnel, and members of our board of directors from our business operations. Any determination that we violated any laws, regulations, or consent decrees could result in our liability for fines, damages, or other penalties, could require us to make changes to our services and business practices, and could cause us to lose customers, any of which could have a material adverse effect on our business, operating results, financial condition, and future prospects. In addition, recently, the media have been increasingly covering perceived noncompliance with consumer protection regulations and violations of notions of fair dealing with customers. Accordingly, we may be susceptible to peremptory charges by the media and others of regulatory noncompliance and unfair dealing.
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
Compliance with these federal, state and foreign regulations is generally our responsibility, and we could be subject to a variety of investigations, enforcement actions and/or private actions for any failure or perceived failure to comply with such regulations. Consumer complaints with respect to our industry have resulted in, and may in the future result in, state, federal and foreign regulatory and other investigations. In addition, we believe there has been a recent increase in whistleblower claims made to regulatory agencies, including whistleblower claims made by former employees or other third parties, including competitors. We believe these claims, will likely continue, in part because of the provisions enacted by the Dodd-Frank Act that provide for cash awards to persons who report alleged wrongdoing to the SEC, and otherwise because certain competitors may use it as a method to weaken their competitors.
Any changes to applicable regulations or new regulations could materially increase our compliance costs or impede our ability to provide our services to our customers. In addition, various governmental agencies have the authority to commence investigations and enforcement actions under these laws, regulations, and consent decrees, and private citizens as well as other third parties, such as competitors, may bring actions, including class action litigation and whistleblower claims, under some of these laws and regulations. The risk of our noncompliance with any rules and regulations interpreted differently by or otherwise enforced by a federal or state consumer protection authority or an enforcement agency in a foreign jurisdiction may subject us (and in some cases our management) to fines, consumer restitution, or various forms of civil or criminal prosecution, any of which could impede our ability to market our programs and services and reduce our revenue and profitability. While we have invested and expect to continue to invest significant resources to continuously improving our compliance practices and security measures, there is no assurance that such efforts will be sufficient when reviewed by an enforcement authority. Even an inadvertent failure to comply with these laws and regulations, as well as rapidly evolving expected standards, could adversely affect our business or our reputation. Certain types of noncompliance may also give our partners the right to terminate certain of our contracts or assert claims under our contracts. Also, the media often publicizes perceived noncompliance with consumer protection regulations and violations of notions of fair dealing with customers, and our industry is susceptible to peremptory charges by the media and others of regulatory noncompliance and unfair dealing. Any failure or perceived failure by us to comply with regulatory requirements could have a material adverse effect on our business and results of operations.

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
In March 2010, we and Todd Davis, our Executive Vice Chairman and former CEO, entered into the FTC Order. The FTC Order was the result of a settlement of allegations that certain of our advertising and marketing practices constituted deceptive acts or practices in violation of the FTC Act. We did not admit to those allegations. Under the FTC Order, we are enjoined from making any misrepresentation of the means, methods, procedures, effects, effectiveness, coverage, or scope of our identity theft protection services. The FTC investigation of our advertising and marketing activities occurred during the time that we relied significantly on the receipt of fraud alerts from the credit reporting agencies for our members. The FTC believed that such alerts had inherent limitations in terms of coverage, scope, and timeliness. Many of the allegations in the FTC complaint, which accompanied the FTC Order, related to the inherent limitations of using credit report fraud alerts as the foundation for identity theft protection. The FTC Order also includes injunctive provisions relating to our data security for members’ personally identifiable information. At the same time, we entered into companion orders with 35 states’ attorneys general that imposed injunctive provisions similar to those in the FTC Order.
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
We are also presently subject to various securities, consumer class action, and shareholder derivative complaints as described in more detail in this Form 10-Q and in our Form 10-K for the year ended December 31, 2015. The FTC settlement and the recent volatility in the trading price of our stock may result in our stockholders filing additional securities class actions and shareholder derivative complaints against us, our officers, and directors.
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
Our business may be affected by changes in the economic environment. Our services, particularly our consumer services, are discretionary purchases, and members may reduce or eliminate their discretionary spending on our services during a difficult economic environment. Although we have not yet experienced a material increase in membership cancellations or a material reduction in our member retention rate, we may experience such an increase or reduction in the future, especially in the event of a prolonged recessionary period or a worsening of current conditions. In addition, during an economic downturn, consumers may experience a decline in their credit, which may result in less demand for our services. Conversely, consumers may spend more time using the Internet during an economic downturn and may have less time for our services in a period of economic growth. In addition, media prices may increase in a period of economic growth, which could significantly increase our marketing and advertising expenses. As a result, our business, operating results, and financial condition may be significantly affected by changes in the economic environment.
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
In connection with the restatement of our audited consolidated financial statements for the year ended December 31, 2013, our unaudited condensed consolidated financial statements for the quarters ended March 31, 2013, June 30, 2013, and September 30, 2013, and our unaudited condensed consolidated financial statements for the quarters ended March 31, 2014 and June 30, 2014, management, including our Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of our internal control over financial reporting as of December 31, 2013. Based on this reassessment using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (1992 framework), management concluded that we did not maintain effective internal control over financial reporting as of

December 31, 2013 because of a deficiency in the control over the calculation of the volatility assumption within the Black-Scholes option pricing model used to compute our share-based compensation expense that management concluded was a material weakness. This control deficiency resulted in the misstatement of share-based compensation expense and net income available to common stockholders and the related financial disclosures for the year ended December 31, 2013 (and the restatement of the unaudited quarterly condensed consolidated financial information for the quarters ended March 31, 2013, June 30, 2013, September 30, 2013, and December 31, 2013). Although we have remediated this material weakness, and while we determined that our internal control over financial reporting was effective as of December 31, 2015, as indicated in Management's Annual Report on Internal Control over Financial Reporting included in our Annual Report on Form 10-K for fiscal 2015, if we are otherwise unable to maintain adequate internal controls for financial reporting, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls as required pursuant to the Sarbanes-Oxley Act, it could result in another material misstatement of our financial statements that would require a restatement, investor confidence in the accuracy and timeliness of our financial reports may be impacted, or the market price of our common stock could be negatively impacted.
The failure to manage our growth may damage our brand recognition and reputation and harm our business and operating results.
We have experienced rapid growth in a relatively short period of time. Our revenue grew from $18.9 million in 2007 to $587.5 million in 2015, and our members increased from approximately 30,000 on December 31, 2006 to approximately 4.2 million on December 31, 2015. In addition, our acquisitions of ID Analytics in March 2012 and Lemon in December 2013 increased our revenue, facilities and number of employees, and we will likely hire additional employees in the future. We must successfully manage our growth to achieve our objectives. Our ability to effectively manage any significant growth of our business will depend on a number of factors, including our ability to do the following:

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

•	communicating to customers our perceived benefits of the acquisition and addressing any related concerns they might have;

•	the potential disruption of our core businesses;

•	risks associated with entering markets and businesses in which we have little or no prior experience;

•	diversion of management’s attention from our core businesses;

•	adverse effects on existing business relationships with suppliers and customers;

•	failure to retain key customers, suppliers, or personnel of acquired businesses;

•	adjusting to changes in key personnel post-combination;

•	adjusting to increased governmental scrutiny;

•
in connection with the acquisition of companies with foreign operations, integrating operations across different cultures and languages and addressing the particular economic, currency, political, and regulatory risks associated with specific countries;

•	managing the varying intellectual property protection strategies and other activities of the acquired company;

•	the potential strain on our financial and managerial controls and reporting systems and procedures;

•	greater than anticipated costs and expenses related to the integration of the acquired business with our business;

•	potential unknown liabilities associated with the acquired company for which we are not indemnified;

•	potential post-closing claims against or litigation with sellers of the acquired company;

•	challenges inherent in effectively managing an increased number of employees in diverse locations;

•	failure of acquired businesses to achieve expected results;

•	the risk of impairment charges related to potential write-downs of acquired assets in future acquisitions; and

•	difficulty of establishing uniform standards, controls, procedures, policies, and information systems.
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
Our success depends to a significant extent upon the continued services of our current management team, including Hilary Schneider, our President and Chief Executive Officer and Todd Davis, our founder and Executive Vice Chairman. The loss of Ms. Schneider or Mr. Davis or one or more of our other key executives or employees could have a material adverse effect on our business. Other than Mr. Davis, we do not maintain "key person" policies on the lives of our executive officers or any of our other employees. We employ all of our executive officers and key employees on an at-will basis, and their employment can be terminated by us or them at any time, for any reason and without notice, subject, in certain cases, to severance payment rights. In order to retain valuable employees, in addition to salary and cash incentives, we provide stock options or other share-based compensation that vests over time. The value to employees of share-based compensation that vests over time will be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract offers from other companies.
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
As of March 31, 2016, we had no outstanding debt. We may incur indebtedness in the future, including borrowings available under our credit facility with Bank of America. Any substantial indebtedness and the fact that a substantial portion of our cash flow from operating activities could be needed to make payments on this indebtedness could have adverse consequences, including the following:

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
We incur significant legal, accounting, and other expenses as a public company, including costs resulting from public company reporting obligations under the Exchange Act and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act, the Dodd-Frank Act, and the listing requirements of the stock exchange on which our securities are listed. Compliance with these reporting requirements, rules, and regulations has increased and will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources.   As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results.
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
The trading price of our common stock has been, and is likely to continue to be, volatile. In addition to the risk factors described in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for fiscal 2015, factors that may cause the price of our common stock to fluctuate include the following:

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
Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock, may induce shareholder activism and may otherwise negatively affect the price or liquidity of our common stock. In addition when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. For example, as described in more detail in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for fiscal 2015, we are subject to a securities class action lawsuit filed against us. As a result of this class action complaint, or if any of our stockholders were to bring a lawsuit against us in the future, we could incur substantial costs defending the lawsuits or paying for settlements or damages. Such lawsuits could also divert the time and attention of our management from our business.
Future sales of our common stock in the public market by our existing stockholders, or the perception that such sales might occur, could depress the market price of our common stock.
The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and even the perception that these sales could occur may depress the market price. As of March 31, 2016, we had approximately 94.7 million shares of common stock outstanding. These shares may be sold in the public market, subject to prior registration or qualification for an exemption from registration, including, in the case of shares held by affiliates, compliance with the volume restrictions of Rule 144. In addition, shares issued or issuable upon the exercise of options and warrants, and shares delivered under restricted stock unit or restricted stock awards, are also eligible for sale. Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information regarding our repurchases of our common stock during the three-months ended March 31, 2016.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 - January 31, 2016	—		—	—	$100,000,000
February 1, 2016 - February 29, 2015	4,414,487		$8.60	4,414,487	$62,016,453
March 1, 2016 - March 31, 2016	8,109		$11.14	5,845	$61,952,109
Total	4,422,596	(b)		4,420,332

(a)
On November 30, 2015, we announced that the Board of Directors had approved a share repurchase program which authorizes the purchase up to $100 million of our common stock. The share repurchase program does not have an expiration date.

(b)
Represents approximately 4.2 million shares acquired in the initial delivery of an issuer forward repurchase transaction confirmation, 183,000 shares repurchased in the open market pursuant to trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act, and 2,200 shares surrendered to us to satisfy tax withholding obligations associated with the vesting of restricted stock.

Item 5.	Other Information
Subsequent to the disclosure of our earnings release on April 27, 2016 and prior to the filing of this Quarterly Report on Form 10-Q, we reduced by $0.7 million our accrued sales and marketing expenses related to certain contingencies related to potential contractual obligations for the three-month period ended March 31, 2016, resulting in a reduction in our net loss by $0.4 million. This adjustment is reflected in the financial results included in this Quarterly Report on Form 10-Q.

Item 6.	Exhibits.

Exhibit No.
10.1†	Third Amended and Restated Employment Agreement between LifeLock, Inc. and Richard Todd Davis, dated January 20, 2016.

10.2†	Amended and Restated Employment Agreement between LifeLock, Inc. and Hilary A. Schneider, dated January 20, 2016.

10.3†	Third Amended and Restated Employment Agreement between LifeLock, Inc. and Chris Power, dated March 7, 2016

10.4†	Employment Agreement between LifeLock, Inc. and Douglas Jeffries, dated March 4, 2016.

10.5†	Offer Letter between LifeLock, Inc. and Ty Shay, executed February 19, 2015.

10.6**	New Services Addendum, dated March 29, 2016, to the Consumer Disclosure Agreement dated as of December 23, 2015, by and between LifeLock, Inc. and Equifax Consumer Services LLC.

10.7	Issuer Forward Repurchase Transaction Confirmation, dated February 12, 2016, entered into with Bank of America, N.A.

10.8†	Advisory Agreement between LifeLock, Inc. and Ramakrishna “Schwark” Satyavolu, dated February 18, 2016.

10.9†	Nonemployee Director Restricted Stock Units Deferral Election Form.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†     Indicates management contract or compensatory plan or arrangement.

**	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFELOCK, INC.

Date:	May 10, 2016	By:	/s/ Hilary Schneider
		Name:	Hilary Schneider
		Title:	Chief Executive Officer and President
(Principal Executive Officer)

Date:	May 10, 2016	By:	/s/ Chris Power
		Name:	Chris Power
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)