Form 10-Q
period 2016-06-30
LIFELOCK, INC.
filed 2016-08-09
CIK 1383871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of August 5, 2016, there were outstanding 92,592,112 shares of the registrant’s common stock, $0.001 par value.

LIFELOCK, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2016

LifeLock, LifeLock Standard, LifeLock Advantage, LifeLock Ultimate, LifeLock Ultimate Plus, LifeLock Junior, Id Analytics and the LockMan logo are registered trademarks of LifeLock, Inc. or its subsidiaries. All other trademarks are the property of their respective owners.

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
LIFELOCK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$29,672	$50,239
Marketable securities	126,265	196,474
Trade and other receivables, net	16,295	13,974
Prepaid expenses and other current assets	12,977	12,303
Total current assets	185,209	272,990
Property and equipment, net	43,882	30,485
Goodwill	172,087	172,087
Intangible assets, net	23,811	30,174
Deferred tax assets, net	89,691	77,363
Other non-current assets	14,119	9,710
Total assets	$528,799	$592,809
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,672	$24,747
Accrued expenses and other liabilities	85,712	76,226
Deferred revenue	196,776	166,403
Total current liabilities	290,160	267,376
Other non-current liabilities	18,172	7,367
Total liabilities	308,332	274,743
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 300,000,000 authorized at June 30, 2016 and December 31, 2015; 99,220,559 and 95,877,947 shares issued and 91,717,769 and 95,832,238 outstanding at June 30, 2016 and December 31, 2015, respectively	99	96
Preferred stock, $0.001 par value, 10,000,000 shares authorized and no shares issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Treasury stock, at cost; 7,502,790 shares and no shares held at June 30, 2016 and December 31, 2015, respectively	(79,824)	—
Additional paid-in capital	533,069	532,388
Accumulated other comprehensive loss	(30)	(361)
Accumulated deficit	(232,847)	(214,057)
Total stockholders’ equity	220,467	318,066
Total liabilities and stockholders’ equity	$528,799	$592,809

See accompanying notes to condensed consolidated financial statements.

LIFELOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Consumer revenue	$156,659	$138,329	$308,589	$266,530
Enterprise revenue	7,784	6,628	15,123	12,835
Total revenue	164,443	144,957	323,712	279,365
Cost of services	43,642	34,926	83,628	69,482
Gross profit	120,801	110,031	240,084	209,883
Costs and expenses:
Sales and marketing	82,372	69,541	172,076	146,620
Technology and development	19,908	16,666	41,130	33,532
General and administrative	27,596	20,876	51,818	39,831
Amortization of acquired intangible assets	3,320	2,083	6,362	4,167
Total costs and expenses	133,196	109,166	271,386	224,150
Income (loss) from operations	(12,395)	865	(31,302)	(14,267)
Other income (expense):
Interest expense	(181)	(87)	(292)	(176)
Interest income	304	162	603	279
Other, net	(124)	(103)	(129)	(183)
Total other income (expense)	(1)	(28)	182	(80)
Income (loss) before income taxes	(12,396)	837	(31,120)	(14,347)
Income tax expense (benefit)	(4,830)	317	(12,328)	(5,709)
Net income (loss)	$(7,566)	$520	$(18,792)	$(8,638)
Net income (loss) per share
Basic	$(0.08)	$0.01	$(0.20)	$(0.09)
Diluted	$(0.08)	$0.01	$(0.20)	$(0.09)
Weighted-average common shares outstanding used in computing net income (loss) per share:
Basic	92,385	94,592	93,567	94,314
Diluted	92,385	100,289	93,567	94,314

See accompanying notes to condensed consolidated financial statements.

LIFELOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$(7,566)	$520	$(18,792)	$(8,638)
Other comprehensive gain (loss), net of tax
Unrealized gain (loss) on marketable securities	62	(119)	332	(78)
Comprehensive income (loss)	$(7,504)	$401	$(18,460)	$(8,716)

See accompanying notes to condensed consolidated financial statements.

LIFELOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2016	2015
Operating activities
Net loss	$(18,792)	$(8,638)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,025	8,860
Share-based compensation	16,897	12,424
Provision for doubtful accounts	309	45
Amortization of premiums on marketable securities	1,161	1,498
Deferred income tax benefit	(12,328)	(5,709)
Other	213	82
Change in operating assets and liabilities:
Trade and other receivables	(2,818)	(2,655)
Prepaid expenses and other current assets	(673)	(653)
Other non-current assets	(280)	304
Accounts payable	(15,629)	7,229
Accrued expenses and other liabilities	10,117	7,284
Deferred revenue	30,374	34,450
Other non-current liabilities	58	376
Net cash provided by operating activities	20,634	54,897
Investing activities
Acquisition of property and equipment, including capitalization of internal use software	(9,337)	(4,973)
Purchases of marketable securities	(38,400)	(115,274)
Sales and maturities of marketable securities	107,986	72,345
Premiums paid for company-owned life insurance policies	(4,337)	(4,337)
Net cash provided by (used in) investing activities	55,912	(52,239)
Financing activities
Proceeds from stock-based compensation plans	5,469	8,032
Payments related to the repurchases of common stock	(100,000)	—
Payments for employee tax withholdings related to restricted stock units and awards	(2,582)	(1,230)
Net cash provided by (used in) financing activities	(97,113)	6,802
Net increase (decrease) in cash and cash equivalents	(20,567)	9,460
Cash and cash equivalents at beginning of period	50,239	146,569
Cash and cash equivalents at end of period	$29,672	$156,029
Supplemental cash flow information:
Non-cash financing and investing activities:
Building in progress - leased facility acquired under financing obligation	$10,746	$—

See accompanying notes to condensed consolidated financial statements.

LIFELOCK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP), and applicable Securities and Exchange Commission, or SEC, rules and regulations regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, or fiscal 2015 Form 10-K.
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
2. Summary of Significant Accounting Policies
Leases
We lease office space and data centers in various locations under operating leases with original lease periods up to 11 years. Rent expense is recognized on a straight-line basis from the day we take possession of the premises through the end of the lease term. Rent abatements and rent escalation provisions are considered in determining the straight-line rent expense with any difference between rent expense and rent payable recorded as an increase or decrease in deferred rent. Tenant improvement allowances are recorded as leasehold improvements within property and equipment and within deferred rent.
In April 2016, we entered into a lease with MV Campus Owners, LLC to lease approximately 60,000 of office space located in Mountain View, CA. We record assets and liabilities for the present value of estimated constructions costs incurred under build-to-suite lease arrangements to the extent we are involved in the construction of structural improvements or take substantially all of the construction period risk prior to commencement of a lease. Ground rents are imputed and accrued for during the construction period, and are recorded in rent expense. At completion of a construction project, we perform an analysis to determine if the transfer to the owner/lessor meets the requirements for sale-leaseback treatment. If we maintain significant continuing involvement, we will continue to carry the construction costs and corresponding financing obligation on our balance sheet until the involvement or the term of the lease ends. If it is determined that we will not maintain significant continuing involvement, we record a sale of the premises back to the owner/lessor, and remove the construction costs and financing obligation from our consolidated balance sheet.
There have been no other material changes to our significant accounting policies from those disclosed in our fiscal 2015 Form 10-K.

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
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting, which require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled, as well as revising guidance around classification of awards as either equity or liabilities, forfeitures and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the effect of ASU 2016-09 on our consolidated financial statements and do not plan to early adopt this guidance.

3. Marketable Securities
The following is a summary of marketable securities designated as available-for-sale as of June 30, 2016 and December 31, 2015:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
June 30, 2016
Corporate bonds	$87,638	$13	$(45)	$87,606
Municipal bonds	9,964	—	(2)	9,962
Government securities	9,694	19	—	9,713
Commercial paper	10,472	—	—	10,472
Agency securities	7,261	3	—	7,264
Certificates of deposit	1,248	—	—	1,248
Total marketable securities	$126,277	$35	$(47)	$126,265
December 31, 2015
Corporate bonds	$125,132	$1	$(304)	$124,829
Commercial paper	37,236	—	—	37,236
Municipal bonds	16,228	2	(6)	16,224
Government securities	8,704	1	(17)	8,688
Agency securities	7,273	—	(20)	7,253
Certificates of deposit	2,244	—	—	2,244
Total marketable securities	$196,817	$4	$(347)	$196,474
We classify all marketable securities as current regardless of contractual maturity dates because we consider such investments to represent cash available for current operations.
As of June 30, 2016 and December 31, 2015, we did not consider any of our marketable securities to be other-than-temporarily impaired.  When evaluating our investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer, our ability and intent to hold the security, and whether it is more likely than not that we will be required to sell the investment before recovery of its cost basis.
The following is a summary of amortized cost and estimated fair value of marketable securities as of June 30, 2016 and December 31, 2015, by maturity:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
June 30, 2016
Due in one year or less	$116,006	$18	$(40)	$115,984
Due after one year	10,271	17	(7)	10,281
Total marketable securities	$126,277	$35	$(47)	$126,265
December 31, 2015
Due in one year or less	$164,147	$2	$(221)	$163,928
Due after one year	32,670	2	(126)	32,546
Total marketable securities	$196,817	$4	$(347)	$196,474

4. Fair Value Measurements
As of June 30, 2016 and December 31, 2015, the fair value of our financial assets was as follows:

	Level 1	Level 2	Level 3	Total
	(in thousands)
June 30, 2016
Assets:
Money market funds (1)	$9,296	$—	$—	$9,296
Corporate bonds (2)	—	87,606	—	87,606
Municipal bonds (2)	—	9,962	—	9,962
Government securities (2)	—	9,713	—	9,713
Commercial paper (2)	—	10,472	—	10,472
Agency securities (2)	—	7,264	—	7,264
Certificates of deposit (2)	—	1,248	—	1,248
Total assets measured at fair value	$9,296	$126,265	$—	$135,561
December 31, 2015
Assets:
Money market funds (1)	$18,114	$—	$—	$18,114
Corporate bonds (2)	—	124,829	—	124,829
Municipal bonds (2)	—	16,223	—	16,223
Commercial paper (3)	—	47,294	—	47,294
Government securities (2)	—	8,688	—	8,688
Agency securities (2)	—	7,253	—	7,253
Certificates of deposit (2)	—	2,244	—	2,244
Total assets measured at fair value	$18,114	$206,531	$—	$224,645

(1)	Classified in cash and cash equivalents

(2)	Classified in marketable securities.

(3)
Includes commercial paper with maturities of three months or less at time of purchase of $10.1 million classified in cash and cash equivalents and commercial paper with maturities of greater than three months of $37.2 million classified in marketable securities.

5. Financing Arrangements
There have been no changes in our Credit Agreement and related documents with Bank of America, which we refer to as our Senior Credit Facility, from the disclosure in our fiscal 2015 Form 10-K. At June 30, 2016 and December 31, 2015 we were in compliance with all the covenants of the Senior Credit Facility.
As of June 30, 2016, we had outstanding letters of credit in the amount of $1.3 million.
6. Leases
In April 2016, we entered into a lease agreement for approximately 60,000 rentable square feet of office space located in Mountain View, CA. The office space rented is for the total office space available in the building, which is currently under construction. As a result of our involvement during the construction period, we're deemed to be the owner of the construction project for accounting purposes. Accordingly, we recorded a $10.7 million construction in process asset in property and equipment, net, representing the total fair value of the building paid by the lessor including estimated construction period costs to date and a corresponding noncurrent financing obligation liability in our condensed consolidated balance sheet. Upon completion of the construction period, we will analyze our continuing involvement in the premises and determine if the transfer to the landlord meets the requirements for sale-leaseback treatment. If we do meet the requirements for sale-leaseback treatment, we will record the sale of the premises back to the owner/lessor and remove the construction in process asset and corresponding noncurrent financing obligation liability from our consolidated balance and the lease will be accounted for as an operating lease where we expect to recognize rent expense of approximately $4.0 million per year during the term of the lease. If we are unable to meet the requirements for sale-leaseback treatment, the lease will be treated as a financing obligation and we will continue to carry the value of the building and construction costs on our balance sheet. Rent payments will be treated as principal and interest payments on the financing obligation, with an amount recorded as estimated ground lease expense each period. The capitalized costs of the building will be depreciated over an estimated useful life of 30 years.

The following summarizes the future minimum lease payments for all outstanding lease agreements as of June 30, 2016:

		Financing
		Obligation,
		Building in
	Operating	Progress -
	Leases	Leased Facility
Remaining 2016	$3,915	$—
2017	7,429	1,717
2018	6,751	4,222
2019	6,355	4,349
2020	4,773	4,480
Thereafter	14,151	27,605
Gross future minimum lease payments	43,374	42,373
Less: expected proceeds from sublease rentals	(858)
Net future minimum lease payments	$42,516	$42,373
Rent expense for the three- and six-months ended June 30, 2016 was $1.9 million and $4.0 million, respectively, net of sublease income. Rent expense for the three- and six-months ended June 30, 2015 was $1.6 million and $2.9 million, respectively.
7. Stockholders’ Equity
Stock Repurchases
In November 2015, we announced that our Board of Directors approved the repurchase of up to $100 million of our common stock, representing approximately 7% of our outstanding common stock. The repurchase program was completed in the second quarter of 2016, with the final settlement of shares completed in the third quarter 2016. Repurchases under the program were made through open market and privately negotiated transactions as described below.
In February 2016, we entered into an issuer forward repurchase transaction confirmation (the ASR Agreement) with Bank of America, N.A. to repurchase common stock as part of the approved $100 million share repurchase program. Under the ASR Agreement, we paid Bank of America, N.A. $50 million and received an initial delivery of 4.2 million shares of common stock. The total number of shares purchased was determined based on the volume weighted average price of our common stock during the term of the ASR Agreement. In the second quarter 2016, Bank of America, N.A. delivered approximately 76,000 shares for the final settlement of the ASR Agreement.
We accounted for the ASR Agreement as two separate transactions (i) approximately 4.2 million shares of common stock initially delivered which represented approximately $42.5 million was accounted for as a treasury stock transaction and (ii) the remaining $7.5 million unsettled portion of the ASR Agreement was determined to be a forward contract indexed to our common stock. The initial repurchase of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income (loss) per share on the delivery date. We determined that the forward contract indexed to our common stock met all of the applicable criteria for equity classification, and therefore the contract was not accounted for as a derivative. We recorded the $7.5 million unsettled portion of the ASR Agreement, which represents the implied value of the forward contract, in additional paid-in capital on the condensed consolidated balance sheet upon execution of the ASR Agreement. Upon the final delivery of shares of the ASR Agreement, the forward contract was reclassified from additional paid-in capital to treasury stock for the value of the additional shares received, which amounted to approximately $1.0 million.
In May 2016, we entered into a second issuer forward repurchase transaction confirmation (the Second ASR Agreement) with Bank of America, N.A. to repurchase common stock as the final part of our approved $100 million share repurchase program. Under the Second ASR Agreement, we paid Bank of America, N.A. approximately $48.1 million and received and initial delivery of 3.5 million shares of common stock. The total number of shares purchased was determined based on the volume weighted average price of our common stock during the term of the Second ASR Agreement (the Valuation Period). In July 2016, we returned approximately 0.3 million shares to Merill Lynch, Pierce, Fenner & Smith pursuant to the Second ASR Agreement as a result of the increase in our stock price during the Valuation Period.

We accounted for the Second ASR Agreement as two separate transactions (i) approximately 3.5 million shares of common stock initially delivered which represented approximately $40.9 million was accounted for as a treasury stock transaction and (ii) the remaining $7.2 million unsettled portion of the Second ASR Agreement was determined to be a forward contract indexed to our common stock. The initial repurchase of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income (loss) per share on the delivery date. We determined that the forward contract indexed to our common stock met all of the applicable criteria for equity classification, and therefore the contract was not accounted for as a derivative. We recorded the $7.2 million unsettled portion of the Second ASR Agreement, which represents the implied value of the forward contract, in additional paid-in capital on the condensed consolidated balance sheet as of June 30, 2016. Upon final settlement of the Second ASR Agreement in August 2016, the value of the shares delivered to Merill Lynch, Pierce, Fenner & Smith was reclassified to additional paid-in capital from treasury stock for approximately $4.8 million.
We were authorized pursuant to the $100 million share repurchase program to repurchase shares of common stock in the open market pursuant to trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934. During the six-month period ended June 30, 2016, we repurchased 0.2 million shares of common stock at an average price of $10.49 per share under such trading plans. In connection with the Second ASR Agreement, we terminated our trading plans.
Share-Based Compensation
We issue share-based awards to our employees in the form of stock options, restricted stock units, and restricted stock. We also have an Employee Stock Purchase Plan, or ESPP. The following table summarizes the components of share-based compensation expense included in our condensed consolidated statements of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Cost of services	$462	$465	$959	$837
Sales and marketing	1,503	1,215	3,121	2,147
Technology and development	2,526	2,003	5,319	3,712
General and administrative	3,754	3,371	7,498	5,728
Total share-based compensation	$8,245	$7,054	$16,897	$12,424
Unrecognized share-based compensation expenses totaled $78.5 million as of June 30, 2016, which we expect to recognize over a weighted-average time period of 3.0 years.
Stock Warrants
During the six-month period ended June 30, 2016, warrants to purchase common shares of 2,334,044 were net exercised for a total of 2,210,335 shares. There are no warrants outstanding as of June 30, 2016.

8. Net Income (Loss) Per Share
We compute basic net income (loss) per share by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. We compute diluted net income (loss) per share giving effect to all potential dilutive common stock, including awards granted under our equity compensation plans and warrants to acquire common stock.
The following table sets forth the computation of basic and diluted net income (loss):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except share and per share data)
Net income (loss)	$(7,566)	$520	(18,792)	(8,638)
Denominator (basic):
Weighted average common shares outstanding	92,385,195	94,592,297	93,566,920	94,314,192
Denominator (diluted):
Weighted average common shares outstanding	92,385,195	94,592,297	93,566,920	94,314,192
Dilutive stock options outstanding	—	3,050,106	—	—
Dilutive restricted stock units and awards	—	411,066	—	—
Dilutive shares purchased under ESPP	—	7,017	—	—
Weighted average common shares from warrants	—	2,228,386	—	—
Net weighted average common shares outstanding	92,385,195	100,288,872	93,566,920	94,314,192
Net income (loss) per share
Basic	$(0.08)	$0.01	$(0.20)	$(0.09)
Diluted	$(0.08)	$0.01	$(0.20)	$(0.09)
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Stock options outstanding	9,648,039	4,651,910	9,379,323	7,436,319
Restricted stock units and restricted stock awards	2,546,119	327,405	2,656,439	718,507
Common equivalent shares from stock warrants	—	—	462,480	2,224,271
Shares purchased under ESPP	—	—	5,806	9,443
	12,194,158	4,979,315	12,504,048	10,388,540
9. Income Taxes
Income taxes for the interim periods presented have been included in the accompanying condensed consolidated financial statements on the basis of an estimated annual effective tax rate. Based on an estimated annual effective tax rate and discrete items, the estimated income tax benefit for the three-month period ended June 30, 2016 was $4.8 million and the estimated income tax expense for the three-month period ended June 30, 2015 was $0.3 million. For the six-month periods ended June 30, 2016 and 2015, the estimated income tax benefit was $12.3 million and $5.7 million, respectively. The determination of the interim period income tax provision utilizes the effective tax rate method, which requires us to estimate certain annualized components of the calculation of the income tax provision, including the annual effective tax rate by entity and jurisdiction.

We continually evaluate all positive and negative information to determine if our deferred tax assets are realizable in accordance with ASC 740-10-30, which states that "all available evidence shall be considered in determining whether a valuation allowance for deferred tax assets is needed". In December 2015, the proposed comprehensive settlement agreements resolving outstanding litigation relating to our past marketing representations and information security programs were approved by the Federal Trade Commission, (FTC), the representatives of the Ebarle class action (as described in more detail in Note 11), and were preliminarily approved by the court presiding over such class action. As a result of these settlements, we paid $100 million in December 2015, resulting in a remaining cumulative accrual of $16 million. Based on the reserves of $96 million and $20 million recorded in the years ended December 31, 2015 and 2014, respectively, we have three years of cumulative pretax net losses. We reviewed the cumulative settlement of $116 million and determined that it was non-recurring in nature, not indicative of future performance, and, as such, would not materially affect our ability to generate taxable income in the future. In addition to excluding the impact of the non-recurring settlement amounts, we have seen improving pre-tax book income over the past 5 years and we are forecasting to continue generating pre-tax book income. As a result of the consideration of the factors discussed above, we believe that it is more likely than not that we will be able to realize our net deferred tax assets not currently subject to a valuation allowance.
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
Revenue and loss from operations by operating segment for the three-month period ended June 30, 2016 and goodwill and total assets by operating segment as of June 30, 2016 was as follows:

	Consumer	Enterprise	Eliminations	Total
	(in thousands)
Revenue
External customers	$156,659	$7,784	$—	$164,443
Intersegment revenue	—	(2,326)	2,326	—
Loss from operations	(8,279)	(4,116)	—	(12,395)
Goodwill	112,550	59,537	—	172,087
Total assets	436,359	93,229	(789)	528,799
Revenue and loss from operations by operating segment for the six-month period ended June 30, 2016 was as follows:

	Consumer	Enterprise	Eliminations	Total
	(in thousands)
Revenue
External customers	$308,589	$15,123	$—	$323,712
Intersegment revenue	—	(4,612)	4,612	—
Loss from operations	(21,756)	(9,546)	—	(31,302)
Revenue and loss from operations by operating segment for the three-month period ended June 30, 2015 and goodwill and total assets by operating segment as of December 31, 2015 was as follows:

	Consumer	Enterprise	Eliminations	Total
	(in thousands)
Revenue
External customers	$138,329	$6,628	$—	$144,957
Intersegment revenue	—	2,109	(2,109)	—
Income (loss) from operations	4,548	(3,683)	—	865
Goodwill	112,550	59,537	—	172,087
Total assets	492,796	100,753	(740)	592,809

Revenue and loss from operations by operating segment for the six-month period ended June 30, 2015 was as follows:

	Consumer	Enterprise	Eliminations	Total
	(in thousands)
Revenue
External customers	$266,530	$12,835	$—	$279,365
Intersegment revenue	—	4,164	(4,164)	—
Loss from operations	(6,208)	(8,059)	—	(14,267)
We derive all of our revenue from sales in the United States, and substantially all of our long-lived assets are located in the United States.
11. Contingencies
As part of our consumer services, we offer comprehensive member service support. If a member’s identity has been compromised, our member service team and remediation specialists will assist the member with its resolution. This includes our $1 million service guarantee, which is backed by an identity theft insurance policy, under which we will spend up to $1 million to cover certain third-party costs and expenses incurred in connection with the remediation, such as legal and investigatory fees, subject to certain terms and conditions. This insurance also covers certain out-of-pocket expenses, such as loss of income, replacement of fraudulent withdrawals, and costs associated with child and elderly care, travel, stolen purse/wallet, and replacement of documents, subject to certain terms and conditions. While we have reimbursed members for claims under this guarantee, the amounts in aggregate for the six-month periods ended June 30, 2016 and 2015 were not material.
On July 21, 2015 the FTC lodged, under seal, in the United States District Court for the District of Arizona, a motion seeking to hold us in contempt of the consent decree we entered into with the FTC in 2010 (the FTC Order). On December 17, 2015, we entered into a comprehensive settlement agreement with the FTC, pursuant to which we resolved all matters related to the FTC Contempt Action and provided a mechanism to fund a settlement of the Ebarle Class Action described below. Under the terms of the settlement, $100 million was placed into the registry of the court overseeing the FTC Contempt Action, $68 million of which was authorized to be distributed to fund the consumer redress contemplated by the Ebarle Class Action settlement. Those funds have been transferred to the supervision of the court overseeing the Ebarle Class Action Settlement and are awaiting final approval of the settlement and distribution to the class members. The remaining $32 million of the settlement remains in the registry of the Arizona court.
On January 19, 2015, plaintiffs Napoleon Ebarle and Jeanne Stamm filed a nationwide putative consumer class action lawsuit against us in the United States District Court for the Northern District of California. The plaintiffs alleged that we engaged in deceptive marketing and sales practices in connection with our membership plans in violation of the Arizona Consumer Fraud Act and seek declaratory judgment under the Federal Declaratory Judgment Act. On January 20, 2016, the court overseeing the Ebarle Class Action granted the plaintiffs’ motion for preliminary approval conditionally approving the parties’ proposed settlement agreement. On February 11, 2016, the court overseeing the FTC Action entered an order allowing the $68 million to be transferred from the court's registry to the court-ordered settlement administrator in the Ebarle Class Action to fund the settlement. Notice has been sent to the class members. The deadline for class members to object was April 14, 2016, and the deadline for class members to submit claims was April 29, 2016. A hearing on final approval was held on June 23, 2016, and we are awaiting the court's final ruling. As of June 30, 2016 we have $13.0 million accrued for settlement of this claim, which was not included within the $100 million settlement paid to the court registry in connection with the settlement of the FTC Contempt Action and nationwide class action claims. In addition, we have $3.0 million accrued for a potential settlement with states attorneys general for related claims.
On August 1, 2014, our subsidiaries Lemon and Lemon Argentina, S.R.L. (Lemon Argentina, and together, the Lemon Entities) filed a lawsuit in Santa Clara Superior Court in San Jose, California, against Wenceslao Casares, former General Manager of Lemon, Cynthia McAdam, former General Counsel of Lemon, and Federico Murrone, Martin Apesteguia and Fabian Cuesta, each a former employee and former member of the Board of Directors of Lemon Argentina (the Argentine Executives). The complaint alleges breaches of employment-related contracts and breaches of fiduciary duties involving each named individual’s work for third-party Xapo, Inc. and/or Xapo, Ltd. during their employment by the applicable Lemon Entity.  On January 30, 2015, the Lemon Entities filed a second amended complaint alleging breaches of employment-related contracts, breaches of fiduciary duties, and fraud, and seeking declaratory relief against Mr. Casares, Ms. McAdam, and the Argentine Executives.  The Argentine Executives entered their appearances in the litigation on July 24, 2015 and filed a motion to dismiss for inconvenient forum on September 8, 2015. That motion was heard on December 4, 2015 and granted on January 4, 2016, with an order staying the action in its entirety. The Lemon Entities filed a notice of appeal on March 1, 2016.

Mr. Casares filed a cross-claim against us and Lemon, Inc. (now Lemon, LLC) on July 24, 2015, for breach of contract, breach of the implied covenant of good faith and fair dealing, conversion, unjust enrichment, and declaratory relief, all arising from the termination of his employment.  Because of the January 4, 2016 order staying the case in its entirety, the court did not rule on the motion to dismiss. Mr. Casares filed a separate complaint against us, Lemon, LLC, and Shareholder Representative Services LLC (SRS) in Delaware Chancery Court on October 7, 2015 for breach of contract and seeking a declaratory judgment.  The action concerns a December 12, 2014 settlement agreement that resolved certain disputes against other former shareholders of Lemon, Inc. arising out of our December 11, 2013 Lemon acquisition.  We, along with Lemon, LLC, moved to dismiss the complaint on October 28, 2015.  Mr. Casares responded by filing an amended complaint on January 8, 2016. LifeLock, Inc. and Lemon, LLC moved to dismiss the amended complaint. Briefing is complete and the matter is set for argument on September 27, 2016.
On July 22, 2015, Miguel Avila, representing himself and seeking to represent a class of persons who acquired our securities from July 30, 2014 to July 20, 2015, inclusive, filed a class action complaint in the United States District Court for the District of Arizona. His complaint alleges that Todd Davis, Christopher Power, and we violated Sections 10(b) and 20(a) of the Securities Exchange Act by making materially false or misleading statements, or failing to disclose material facts about our business, operations, and prospects, including with regard to our information security program, advertising, recordkeeping, and our compliance with the FTC Order. The complaint seeks certification as a class action, compensatory damages, and attorney’s fees and costs. On September 21, 2015, four other Company stockholders, Oklahoma Police Pension and Retirement System, Oklahoma Firefighters Pension and Retirement System, Larisa Gassel, and Donna Thompson, and their respective attorneys all filed motions seeking to be appointed the lead plaintiff and lead counsel in this class action. Lead plaintiffs moved to lift the discovery stay imposed by the Private Securities Litigation Reform Act on January 21, 2016. We, along with Mr. Davis and Mr. Power, opposed that motion on February 8, 2016. On April 22, 2016, the Court denied lead plaintiffs’ motion. We, along with Mr. Davis and Mr. Power, moved to dismiss the amended complaint on January 29, 2016. On August 3, 2016 the Court granted our motion to dismiss and granted lead plaintiffs twenty-one days to seek leave to amend their complaint.
On March 3, 2014, and March 10, 2014, two securities class action complaints were filed in the United States District Court for the District of Arizona, against us, Mr. Davis, and Mr. Power. On June 16, 2014, the court consolidated the complaints into a single action captioned In re LifeLock, Inc. Securities Litigation and appointed a lead plaintiff and lead counsel. On August 15, 2014, the lead plaintiff filed the Consolidated Amended Class Action Complaint (the Consolidated Amended Complaint), seeking to represent a class of persons who acquired our securities from February 26, 2013 to May 16, 2014, inclusive (the Class Period). The Consolidated Amended Complaint alleged that we, along with Mr. Davis, Mr. Power, and Ms. Schneider, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by making materially false or misleading statements, or failing to disclose material facts regarding certain of our business, operational, and compliance policies, including with regard to certain of our services, our data security program, and Mr. Davis’ compliance with the FTC Order. The Consolidated Amended Complaint alleged that, as a result, certain of our financial statements issued during the Class Period and certain public statements made by Ms. Schneider, Mr. Davis, and Mr. Power during the Class Period, were false and misleading. The Consolidated Amended Complaint sought certification as a class action, compensatory damages, and attorneys’ fees and costs. On September 15, 2014, we, along with Ms. Schneider, Mr. Davis, and Mr. Power, filed a motion to dismiss the Consolidated Amended Complaint. On December 17, 2014, the court dismissed the Consolidated Amended Complaint and gave the lead plaintiff 21 days to seek leave to amend. On January 16, 2015, lead plaintiff filed his Second Consolidated Amended Complaint which contained similar allegations, but no longer named Ms. Schneider as a defendant. On January 30, 2015, we, along with Mr. Davis and Mr. Power, filed a motion to dismiss the Second Consolidated Amended Complaint. On July 21, 2015, the court granted the motion to dismiss, without leave to amend, and entered judgment in our favor. On August 18, 2015, the lead plaintiff along with another shareholder, City of Hallandale Beach Police and Firefighters’ Personnel Retirement Fund, moved to vacate the judgment on the grounds that the FTC’s July 21, 2015 motion seeking to hold us in contempt of the FTC Order constituted surprise and newly discovered evidence. Plaintiffs also sought permission to file a Third Consolidated Amended Complaint. We, Mr. Davis, and Mr. Power opposed plaintiffs’ motion. On September 18, 2015, the court denied plaintiffs’ motion to vacate the July 21, 2015 judgment and plaintiffs’ request to file another complaint. On September 21, 2015, plaintiffs filed a notice of appeal with the Ninth Circuit Court of Appeals. Plaintiffs appeal from the lower court’s July 21, 2015 order dismissing the Second Consolidated Amended Complaint and entering judgment in our favor, and the court’s September 18, 2015 order denying plaintiffs’ motion to vacate that judgment. Briefing of the appeal has been completed, but oral argument on the appeal has not been set by the Ninth Circuit.
On September 23, 2015, LifeLock stockholder Sridhar Manthangodu, filed a derivative complaint captioned Manthangodu v. Davis, et al., in the Superior Court of the State of Arizona, Maricopa County (Arizona Superior Court). The complaint alleged that certain of our directors (the Director Defendants) violated their fiduciary duties to LifeLock stockholders by, among other things, failing to ensure that we complied with the FTC Order. The complaint seeks unspecified monetary damages, a return to the company of all personal compensation received by the Director Defendants, unspecified corporate governance reforms, and attorney’s fees.  On December 24, 2015, the Arizona Superior Court issued an Order appointing plaintiff Manthangodu lead plaintiff and his counsel lead counsel.

Following the filing of the Manthangodu action, additional substantively similar stockholder derivative actions were purportedly filed on our behalf against certain of our current and former directors and officers, seeking similar relief as the Manthangodu complaint.  Specifically, on October 28, 2015, a stockholder derivative complaint captioned Gassel v. Davis, et al., was filed in the United States District Court for the District Arizona (the “Arizona Federal District Court”); on November 19, 2015 and November 25, 2015, two stockholders derivative complaints captioned Stein v. Davis, et al. and John L. Munson Revocable Trust v. Davis, et al., respectively, were filed in the Delaware Court of Chancery; and on January 22, 2016, January 26, 2016, and February 1, 2016, three stockholders derivative complaints captioned, City of Pontiac General Employees’ Retirement Sys. v. Guthrie, et al.; Jiawei v. Davis, et al.; and Sprouse v. Davis, et al., respectively, were filed in the Arizona Superior Court. The plaintiffs in the Stein and Munson actions later voluntarily dismissed their actions, and on March 23, 2016, jointly filed a derivative complaint captioned, Stein and Munson v. Davis et al., in the Arizona Superior Court.  In the Arizona Superior Court actions, from February to April 2016, the Court issued separate orders consolidating the Sprouse, City of Pontiac, Jiawei, and the Stein and the Munson actions with the Manthangodu action.  The consolidated action is captioned In re: LifeLock, Inc. Derivative Litigation, with plaintiff Manthangodu as the lead plaintiff in the consolidated action.  In the Gassel action, on April 13, 2016, on our motion, the Arizona Federal District Court granted a non-indefinite stay of that action and directed us to file a status update on the Manthangodu action, which we and the individual defendants filed on July 12, 2016.
On June 30, 2016, we and the Director Defendants entered into a proposed settlement stipulation with lead plaintiff Manthangodu.  In the proposed settlement stipulation, the lead plaintiff agreed to the dismissal, with prejudice, of the Manthangodu action as well as a release of any and all related stockholder claims against LifeLock and its current and former directors, officers, employees, and agents.  In exchange, we and the Director Defendants agreed to continue and/or implement certain corporate governance measures and to pay attorney’s fees in the amount of $6 million. On July 1, 2016, lead plaintiff filed an unopposed motion for preliminary approval of the proposed settlement stipulation. On July 8, 2016, the Court preliminarily approved the proposed settlement stipulation and set a final approval hearing for August 30, 2016, at which hearing the Court will determine whether to finally approve the proposed settlement stipulation and all of its terms.  The Court also set August 16, 2016, as the deadline for stockholders to object to the terms of the proposed settlement stipulation. If the Court approves the proposed settlement stipulation, we anticipate filing motions, as necessary, to effectuate the release of any pending related stockholder claims against LifeLock and its current and former directors or officers.  However, there is no assurance that the proposed settlement stipulation and all of its terms will be approved by the Court.
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
You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for fiscal year 2015, or the fiscal 2015 Form 10-K. This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Exchange Act, including, but not limited to, statements regarding our expectations, beliefs, including beliefs in our services and in the identity theft protection services industry, intentions, strategies, investments and expenditures for new member acquisitions and to grow our business, including investments in sales and marketing and in technology and development, future operations, future financial position, fluctuations in our financial performance from period to period, future revenue, projected expenses, our ability to fund continuing operations and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words.
These forward-looking statements reflect our current views about future events and involve known risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q and the other filings we make with the Securities and Exchange Commission, or SEC. Furthermore, such forward-looking statements speak only as of the date on which they are made. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview
We are a leading provider of proactive identity theft protection services for consumers and consumer risk management services for enterprises. In our consumer business, we protect our members by monitoring identity-related events, such as new account openings, credit-related applications and other non-credit related information. If we detect that someone is using a member’s personally identifiable information, we offer notifications and alerts, including actionable alerts for certain new account openings and applications, and allow our members to confirm valid or unauthorized identity use. If a member confirms that the use of his or her identity is unauthorized, we can take actions designed to help protect the member’s identity and help determine whether there has been an identity theft. In the event that an identity theft has actually occurred, we can take actions designed to help rectify the impact of the theft of the member’s identity through our remediation services. Our remediation service team works directly with government agencies, merchants, and creditors to help remediate the impact of the identity theft event utilizing our remediation expertise on behalf of our members. In our enterprise business, we protect our enterprise customers by delivering on-demand identity risk, identity-authentication, and credit information about consumers. Our enterprise customers utilize this information to make decisions about opening or modifying accounts and providing products, services, or credit to consumers to reduce financial losses from identity fraud.
The foundation of our identity theft protection services is the LifeLock ecosystem. This ecosystem combines large data repositories of personally identifiable information and consumer transactions, proprietary predictive analytics, and a scalable technology platform. Our members and enterprise customers enhance our ecosystem by continually contributing to the identity and transaction data in our repositories. We apply predictive analytics to the data in our repositories to provide our members and enterprise customers actionable intelligence that helps protect against identity theft and identity fraud.
We derive the substantial majority of our revenue from member subscription fees from our consumer business. We currently offer our identity theft protection services to consumer subscribers under our LifeLock Standard, LifeLock Advantage, LifeLock Ultimate Plus, and LifeLock Junior Services. In 2015 we announced LifeLock Benefit Elite, identity theft protection, created specifically for employers and brokers to offer as a benefit for employees. We also continue to offer, on a limited basis and for a limited time in connection with certain of our partnerships, our basic LifeLock, LifeLock Command Center, and premium LifeLock Ultimate services and continue to provide services to our existing members currently enrolled in our basic LifeLock, LifeLock Command Center, and premium LifeLock Ultimate services. Our consumer services are offered on a monthly or annual subscription basis. Our average revenue per member is lower than our retail list prices due to wholesale or bulk pricing that we offer to strategic partners in our embedded product, employee benefits, and breach distribution channels to drive our membership growth. In our embedded product channel, our strategic partners embed our consumer services into their products and services and pay us on behalf of their customers; in our employee benefit channel, employers primarily offer our consumer services as a voluntary benefit as part of their employee benefit enrollment process; and in our breach channel, enterprises that have experienced a data breach pay us a fee to provide our services to the victims of the data breach. We also offer special discounts and promotions from time to time as incentives to prospective members to enroll in one of our consumer services. Our members pay us the full subscription fee at the beginning of each subscription period, in most cases by authorizing us to directly charge their credit or debit cards. We initially record the subscription fee as deferred revenue and then recognize it ratably on a daily basis over the subscription period. The prepaid subscription fees enhance our visibility of revenue and allow us to collect cash prior to paying our fulfillment partners.
We also derive revenue from transaction fees from our enterprise customers. Our enterprise customers pay us based on their monthly volume of transactions with us, with approximately 30% of our enterprise customers committed to monthly transaction minimums. We recognize revenue at the end of each month based on transaction volume for that month and bill our enterprise customers at the conclusion of each month.
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

Key Operating Metrics
The following table summarizes our key operating metrics:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except percentages and per member data) (Unaudited)
Cumulative ending members	4,383	4,011	4,383	4,011
Gross new members	304	317	649	738
Member retention rate	85.6%	87.1%	85.6%	87.1%
Average cost of acquisition per member	$260	$210	$254	$191
Monthly average revenue per member	$11.97	$11.68	$11.94	$11.55
Enterprise transactions	93,184	72,509	169,264	134,044
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

As of June 30, 2016, our cumulative ending member base increased 9% year over year. Several factors drove this increase, including the success of our marketing campaigns, increased awareness of data breaches, media coverage of identity theft, and our member retention rate. The year over year increase as of June 30, 2016 is lower than the year over year increase of 18% as of June 30, 2015, primarily as a result of an increase in members during the six-month period ended June 30, 2015 as a result of a breach at a large health insurance company in the first quarter of 2015, which resulted in our most successful gross new member quarter in our history. In addition, as a result of the FTC litigation which commenced in the quarter ended September 30, 2015, we reduced marketing expenses with our strategic partners and certain other campaigns resulting in reduced enrollments. While we have seen improved performance through the direct to consumer channel through the first six months of 2016, the strategic partner channel is not expected to return to previous levels for several quarters. We have also experienced an increase in cancellations through the first six months of 2016 due to the expiration of a large number of breach contracts and a higher number of cancellations from our online affiliates.

Gross new members. We calculate gross new members as the total number of new members who enroll in one of our consumer services during the relevant period. Many factors may affect the volume of gross new members in each period, including the effectiveness of our marketing campaigns, the timing of our marketing programs, the effectiveness of our strategic partnerships, and the general level of identity theft coverage in the media, including the occurrence of material breach events. In addition, enrollments from our employee benefit channel are expected to be heavily weighted to the fourth fiscal quarter when the majority of employers have open enrollment periods. We monitor gross new members because it provides an indication of the revenue and expenses that we expect to recognize in the future. Gross new members decreased 4% and 12% for the three- and six-month periods ended June 30, 2016 compared to the same periods last year. The decrease in our gross new members for the three- and six-month periods ended June 30, 2016 was primarily due to the media attention related to the large breach at a health insurance company in the first quarter of 2015, which resulted in our most successful gross new member quarter in our history. In addition, we continue to develop the strategic partner channel which was significantly impacted by the FTC litigation which commenced in the quarter ended September 30, 2015. Due to the impact of the FTC litigation and a shift to focus on larger partners, the strategic partner channel is not expected to have a material impact in the current year, but we expect the channel to have a positive impact in future years.
Member retention rate. We define member retention rate as the percentage of members on the last day of the prior year who remain members on the last day of the current year. Similarly, for quarterly presentations, we use the percentage of members on the last day of the comparable quarterly period in the prior year who remain members on the last day of the current quarterly period. A number of factors may increase our member retention rate, including increases in the proportion of members enrolled on an annual subscription, increases in the number of alerts a member receives, and increases in the proportion of members enrolled through strategic partners with whom the member has a strong association. Conversely, factors that may reduce our member retention rate include increases in the number of members enrolled on a monthly subscription and the end of enrollment programs in our embedded product and breach channels. In addition, the length of time a member has been enrolled in one of our services will affect our member retention rate with longer-term members having a positive impact. Historically, the member retention rate for our premium services has been lower than the member retention rate for our basic-level services, which we believe is driven primarily by the price difference of those services.
Our member retention rate as of June 30, 2016 was significantly impacted by the high number of cancellations of members who enrolled during the first quarter of 2015 as a result of the breach at a large health insurance company who failed to renew on their first anniversary during the first six months of 2016. Historically the first renewal date for our members is when we experience our lowest member retention. In addition, there was a large number of cancellations in the six-month period ended June 30, 2016 from oil and gas employers within our employee benefit channel as a result of a downturn in the oil and gas industry we also saw a number of cancellations which resulted from the expiration of some breach contracts. We also experienced an increase in cancellations in the last six months of fiscal 2015 associated with the announcement of the FTC litigation. As our retention rate is determined on an annual basis these factors will continue to impact the annual retention rate for several quarters. We also continue to see an on-going shift of our enrollments to premium products and monthly billing plans. Both of these cohorts tend to have slightly higher cancellation rates than our standard product and annual payment plans, so we expect this trend to continue. We also expect that our retention rates may be affected in 2016 by payments to members related to our FTC litigation that are expected to occur later this year.
Average cost of acquisition per member. We calculate average cost of acquisition per member as our sales and marketing expense for our consumer segment during the relevant period divided by our gross new members for the period. A number of factors may influence this metric, including shifts in the mix of our media spend. For example, when we engage in marketing efforts to build our brand, our short-term cost of acquisition per member increases with the expectation that it will decrease over the long term. In addition, when we introduce new partnerships, such as partnerships in our embedded product channel, our average cost of acquisition per member may decrease due to the volume of members that enroll in our consumer services in a relatively short period of time. The average cost of acquisition per member is typically lowered by enrollments in the employee benefit channel which typically have a very low cost of acquisition and are expected to occur predominately in the fourth fiscal quarter when the majority of employers hold open enrollment. We monitor average cost of acquisition per member to evaluate the efficiency of our marketing programs in acquiring new members. Our average cost of acquisition per member increased for the three- and six-month periods ended June 30, 2016 when compared with the same periods in the prior year as a result of our continued investment in our sales and marketing efforts and a decrease in gross new members period over period due in part to the impact of the breach at a large health insurance company in the first quarter of 2015. As a result of the high level of impacted people and the media coverage related to this breach, we were able to acquire a high number of gross new members at a lower cost of acquisition in the first half of 2015 as compared to our typical cost of acquisition, including in the first six months of 2016. In addition, we believe that as a result of the FTC matter, enrollments through relationships with strategic partners were lower in the first six months of 2016 than in prior periods. Typically, enrollments through relationships with strategic partners are at a lower average cost of acquisition per member.
Our member retention rate and the increasing monthly average revenue per member, primarily from the continued penetration of our premium service offerings, results in a higher lifetime value of a member relationship. This enables us to absorb a higher average cost of acquisition per member and still recognize value over the lifetime of our member relationships.
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

Our monthly average revenue per member increased approximately 2% and 3% for the three- and six-month periods ended June 30, 2016, respectively, compared to the same periods last year. The increases resulted primarily from the continued success of our premium service offerings, which accounted for more than 40% of our gross new members for the three- and six-month periods ended June 30, 2016. Monthly average revenue per member growth has been negatively impacted by the slow-down in the strategic partner channel which typically has a higher premium mix of members.
Enterprise transactions. Our enterprise transactions are processed by ID Analytics, our wholly owned subsidiary, and are calculated as the total number of enterprise transactions processed for either an identity risk or credit risk score during the relevant period. Enterprise transactions have historically been higher in the fourth quarter as the level of credit applications and general consumer spending increases. We monitor the volume of enterprise transactions because it is a strong indicator of revenue in our enterprise business.
Enterprise transactions increased 29% and 26% for the three- and six-month periods ended June 30, 2016, respectively, compared to the same periods last year. Enterprise transactions increased as we continued to add net new customers and to expand our offerings with our existing customer base.
Key Financial Metrics
The following table summarizes our key financial metrics:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Consumer revenue	$156,659	$138,329	$308,589	$266,530
Enterprise revenue	7,784	6,628	15,123	12,835
Total revenue	164,443	144,957	323,712	279,365
Adjusted net income	6,279	9,974	1,511	4,744
Adjusted EBITDA	9,207	12,484	6,992	9,517
Free cash flow	7,594	32,210	18,170	49,924
Please see descriptions and reconciliations of non-GAAP financial measures below.

Adjusted Net Income (Loss)
Adjusted net income (loss) is a non-U.S. GAAP financial measure that we calculate as net income (loss) excluding amortization of acquired intangible assets, share-based compensation, income tax benefits and expenses resulting from changes in our deferred tax assets, and acquisition related expenses. For the three- and six-month periods ended June 30, 2016, we excluded the expenses for the FTC and related litigation and the impact of a legal reserve for the settlement of a derivative lawsuit. For the six-month period ended June 30, 2015, we excluded the impact of the legal reserve for a settlement of a class action lawsuit recorded in the first quarter of 2015. We included adjusted net income (loss) in this Quarterly Report on Form 10-Q because it is a key measure we use to understand and evaluate our operating performance and trends. In particular, the exclusion of certain expenses in calculating adjusted net income (loss) can provide a useful measure for period-to-period comparisons of our core business, and reflects a metric that management reviews in the evaluation of our business.
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
Because of these limitations, you should consider adjusted net income (loss) alongside other financial performance measures, including various cash flow metrics, net income (loss), and our other U.S. GAAP results. The following table presents a reconciliation of net income (loss) to adjusted net income (loss) for applicable items of income and expense that impacted each of the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Reconciliation of Net Income (Loss) to Adjusted Net Income (Loss):	(in thousands)
Net income (loss)	$(7,566)	$520	$(18,792)	$(8,638)
Amortization of acquired intangible assets	3,320	2,083	6,362	4,167
Share-based compensation	8,245	7,054	16,897	12,424
Deferred income tax expense (benefit)	(4,830)	317	(12,328)	(5,709)
Legal reserves and settlements	6,000	—	6,000	2,500
Expenses related to the FTC litigation	1,110	—	3,372	—
Adjusted net income	$6,279	$9,974	$1,511	$4,744

Adjusted EBITDA
Adjusted EBITDA is a non-U.S. GAAP financial measure that we calculate as net income (loss) excluding depreciation and amortization, share-based compensation, interest expense, interest income, other income (expense), income tax (benefit) expense, and acquisition related expenses. For the three- and six-month periods ended June 30, 2016, we excluded the expenses for the FTC and related litigation and the impact of a legal reserve for the settlement of a derivative lawsuit. For the six-month period ended June 30, 2015, we excluded the impact of the legal reserve for a settlement with a class action lawsuit recorded in the first quarter of 2015. We have included adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measure we use to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop short- and long-term operational plans. In particular, the exclusion of certain expenses in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business, and reflects a metric that management reviews in the evaluation of our business. Additionally, adjusted EBITDA is a key financial measure used in determining management’s incentive compensation.
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
Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss), and our other U.S. GAAP results. The following table presents a reconciliation of net income (loss) to adjusted EBITDA for applicable items of income and expense that impacted each of the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Reconciliation of Net Income (Loss) to Adjusted EBITDA:	(in thousands)
Net income (loss)	$(7,566)	$520	$(18,792)	$(8,638)
Depreciation and amortization	6,247	4,565	12,025	8,860
Share-based compensation	8,245	7,054	16,897	12,424
Interest expense	181	87	292	176
Interest income	(304)	(162)	(603)	(279)
Other expense	124	103	129	183
Income tax expense (benefit)	(4,830)	317	(12,328)	(5,709)
Legal reserves and settlements	6,000	—	6,000	2,500
Expenses related to the FTC litigation	1,110	—	3,372	—
Adjusted EBITDA	$9,207	$12,484	$6,992	$9,517

Free Cash Flow
Free cash flow is a non-U.S. GAAP financial measure that we calculate as net cash provided by operating activities less net cash used in investing activities for acquisitions of property and equipment. Additionally, we will add or deduct legal settlements received or paid, and we also excluded expenses paid for the FTC matters and related litigation. We use free cash flow as a measure of our operating performance; for planning purposes, including the preparation of our annual operating budget; to allocate resources to enhance the financial performance of our business; to evaluate the effectiveness of our business strategies; to provide consistency and comparability with past financial performance; to determine capital requirements; to facilitate a comparison of our results with those of other companies; and in communications with our board of directors concerning our financial performance.
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
Free cash flow does not necessarily represent funds available for discretionary use and is not necessarily a measure of our ability to fund our cash requirements. Because of these limitations, you should consider free cash flow alongside other financial performance measures, including net cash provided by operating activities, net income (loss), and our other U.S. GAAP results. The following table presents a reconciliation of net cash provided by operating activities to free cash flow for each of the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Reconciliation of Net Cash Provided By Operating Activities to Free Cash Flow:	(in thousands)
Net cash provided by operating activities	$9,769	$34,367	$20,634	$54,897
Acquisitions of property and equipment	(4,507)	(2,157)	(9,337)	(4,973)
Legal settlements paid (received)	—	—	2,500	—
Expenses paid for the FTC litigation	2,332	—	4,373	—
Free cash flow	$7,594	$32,210	$18,170	$49,924
Factors Affecting Our Performance
Customer cost of acquisition. We expect to continue to make significant expenditures to grow our member and enterprise customer bases. Our average cost of acquisition per member and the number of new members we generate depends on a number of factors, including the effectiveness of our marketing campaigns, changes in cost of media, the competitive environment in our markets, the prevalence of identity theft issues in the media, publicity about our company, and the level of differentiation of our services. Shifts in the mix of our media spend also influence our member acquisition costs. For example, when we engage in marketing efforts to build our brand, our member acquisition costs increase in the short term with the expectation that they will decrease over the long term. We also continually test new media outlets, marketing campaigns, and call center scripting, each of which impacts our average cost of acquisition per member. In addition, given the past success of our premium services, we expect to be able to absorb a higher average cost of acquisition per member and still recognize value over the lifetime of our member relationships.

Mix of members by services, billing cycle, and distribution channel. Our performance is affected by the mix of members subscribing to our various consumer services, by billing cycle (annual versus monthly), and by the distribution channel through which we acquire the member. Our adjusted EBITDA, adjusted net income, free cash flow, and average cost of acquisition per member are all affected by this mix. We have seen a recent shift to more monthly members, in large part due to the increase in the number of members enrolling through our embedded product and employee benefits channels in which our members enroll on a monthly basis. Since releasing our Ultimate Plus and Advantage products in the third quarter 2014 we have continued to see over 40% of our new enrollments purchase these two premium products, and have seen an increase in these premium members electing to take the product on a monthly subscription.
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
Our enterprise business relies on the retention of enterprise customers to maintain the effectiveness of our services because our enterprise customers typically provide us with their customer transaction data as part of our service. Losing a significant number of these customers would reduce the breadth and effectiveness of our services. In addition, less than 1% of our overall revenue for the three- and six-month periods ended June 30, 2016 was derived from direct competitors to our consumer business. As we have given notice of non-renewal to competitors in our consumer segment, we have allowed such contracts to lapse, and accordingly, this may continue to decline over time.
Investments to grow our business. We expect to continue to invest to grow our business. These investments include the development and marketing of new services, including investments in our technology and development team primarily in Northern and Southern California, and the continued enhancement of our existing services. These investments will increase our operating expenses in the near term and thus may negatively impact our operating results in the short term, although we anticipate that these investments will grow and improve our business over the long term.
Regulatory developments. Our business is subject to regulation by federal, state, local, and foreign authorities. Any changes to the existing applicable laws, regulations, or rules; any determination that other laws, regulations, or rules are applicable to us; or any determination that we have violated any of these laws, regulations, or rules could adversely affect our operating results. As previously disclosed in 2010 we entered into the FTC Order with the FTC. In 2010, at the same time we entered into the FTC Order, we entered into companion orders with 35 states' attorneys general that imposed on us injunctive provisions similar to the FTC Order relating to our advertising and marketing of our identity theft protection services. On July 21 2015, the FTC initiated a contempt action alleging that we violated the FTC Order, which we refer to as the FTC Contempt Action. On December 17, 2015, the FTC approved a comprehensive settlement agreement, pursuant to which we resolved all matters related to the FTC Contempt Action and provided a mechanism to fund a settlement in the Ebarle Class Action (as described in more detail in Part II, Item 1 - Legal Proceedings). Under the terms of the settlement, $100 million was placed into the registry of the court overseeing the FTC Contempt Action, $68 million of which was distributed to the court overseeing the Ebarle Class Action to fund the consumer redress contemplated by that settlement subject to final approval of the court, and the remaining $32 million of the settlement remains in the registry of the Arizona court. At this stage, we are not aware of proceedings initiated against us by any states’ attorneys general, alleging that we violated the companion orders from 2010. As of June 30, 2016, we have accrued $3 million for a potential settlement with states’ attorneys general. The ultimate resolution of the matter with the states’ attorneys general is uncertain and may involve a materially higher settlement than $3 million.
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
For a discussion of additional factors and risks facing our business, see “Risk Factors” in Part II Item 1A. of this Form 10-Q, in our fiscal 2015 Form 10-K, and in our other filings with the SEC.
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
General and Administrative
General and administrative expenses consist primarily of personnel costs, professional fees, and facility-related expenses associated with our internal support functions. Our professional fees principally consist of outside legal, auditing, accounting, and other consulting fees. Legal costs included within our general and administrative expenses also include costs incurred to litigate and settle various legal matters. We expect our general and administrative expenses will increase in absolute dollars for the foreseeable future as we hire additional personnel and expand our office facilities to support our overall growth and incur additional costs associated with our public company and regulatory compliance.
Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets is the amortization expense associated with core technology, customer relationships, trade names and trademarks, and assembled workforce resulting from business acquisitions. As of June 30, 2016, we had $23.8 million in intangible assets, net of amortization, as a result of our acquisitions. The acquired intangible assets have useful lives of between one and ten years and we expect to recognize approximately $10.3 million of amortization expense in the year ending December 31, 2016.
Provision for Income Taxes
We are subject to federal income tax as well as state income tax in various states in which we conduct business. Our effective tax rate for the six-month periods ended June 30, 2016 and 2015, approximated the U.S. federal statutory tax rate plus the impact of state taxes and permanent and other temporary differences.
Results of Operations
Comparison of the Three- and Six-Month Periods Ended June 30, 2016 and 2015
Total Revenue

	For the Three Months Ended			For The Six Months Ended
	June 30,			June 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands)
Consumer revenue	$156,659	$138,329	13.3%	$308,589	$266,530	15.8%
Enterprise revenue	7,784	6,628	17.4%	15,123	12,835	17.8%
Total revenue	$164,443	$144,957	13.4%	$323,712	$279,365	15.9%
Consumer revenue increased by $18.3 million and $42.1 million for the three- and six-month periods ended June 30, 2016, respectively, compared to the same periods last year. The increases resulted primarily from the increase in the number of our members, which grew 9% to approximately 4.4 million as of June 30, 2016 as compared to June 30, 2015. In addition, our monthly average revenue per member increased 2% and 3% for the three- and six-month periods ended June 30, 2016, compared to the same period last year. The increase in members and monthly average revenue per member resulted from the continued success of our premium service offerings, including our LifeLock Advantage and LifeLock Ultimate Plus services, and our advertising and marketing campaigns designed to increase the overall awareness of our services and identity theft. However the increase in members and monthly average revenue per member were slowed primarily due to the weakness in our strategic partner channel as a result of the FTC litigation in the third fiscal quarter of 2015 and a focus on larger partners, as a result we do not expect this channel to provide significant new members in 2016.

Enterprise revenue increased by $1.2 million and $2.3 million for the three- and six-month periods ended June 30, 2016, respectively, compared to the same periods last year. The increase is attributable to the growth of our enterprise customer base and expansion of our offerings to our current customer base.
Cost of Services and Gross Profit

	For the Three Months Ended			For The Six Months Ended
	June 30,			June 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands)
Cost of services	$43,642	$34,926	25.0%	$83,628	$69,482	20.4%
Percentage of revenue	26.5%	24.1%		25.8%	24.9%
Gross profit	120,801	110,031	9.8%	240,084	209,883	14.4%
Percentage of revenue	73.5%	75.9%		74.2%	75.1%
Gross profit increased by $10.8 million and $30.2 million for the three- and six-month periods ended June 30, 2016, respectively, compared to the same periods last year. The increase in absolute dollars resulted primarily from increased revenue associated with the growth in the number of our members and increased monthly average revenue per member. The decrease in our gross profit percentage is primarily attributable to costs incurred in the second quarter with respect to the migration of credit services for premium members to our new data platform, which resulted in additional expense of approximately $6.0 million for the quarter that would have been spread out over the remainder of our fiscal year under our previous data platform.
Sales and Marketing

	For the Three Months Ended			For The Six Months Ended
	June 30,			June 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands)
Sales and marketing	$82,372	$69,541	18.5%	$172,076	$146,620	17.4%
Percentage of revenue	50.1%	48.0%		53.2%	52.5%
Sales and marketing expenses increased by $12.8 million and $25.5 million for the three- and six-month periods ended June 30, 2016, respectively, compared to the same periods last year. The increase resulted from increased advertising expenses, external sales commissions, and personnel costs, including increased non-cash share-based compensation. The increase in our sales and marketing expenses reflected our investment to drive new membership growth, our continued advertising of our premium service offerings, and our efforts to highlight the growing identity theft issue and to educate consumers.
Technology and Development

	For the Three Months Ended			For The Six Months Ended
	June 30,			June 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands)
Technology and development	$19,908	$16,666	19.5%	$41,130	$33,532	22.7%
Percentage of revenue	12.1%	11.5%		12.7%	12.0%
Technology and development expenses increased by $3.2 million and $7.6 million for the three- and six-month periods ended June 30, 2016, respectively, compared to the same periods last year. The increase resulted primarily from increased personnel costs, including non-cash share-based compensation, which were primarily the result of continuing to expand our product and technology team, primarily in Silicon Valley in Northern California. In addition, we also made investments in product enhancements, security, infrastructure, and market research.

General and Administrative

	For the Three Months Ended			For The Six Months Ended
	June 30,			June 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands)
General and administrative	$27,596	$20,876	32.2%	$51,818	$39,831	30.1%
Percentage of revenue	16.8%	14.4%		16.0%	14.3%
General and administrative expenses increased by $6.7 million and $12.0 million for the three- and six-month periods ended June 30, 2016, respectively, compared to the same periods last year. The increase relates primarily to the accrual of $6.0 million for the settlement of shareholder derivative lawsuits discussed furtherer in Part II, Item 1, Legal Proceedings, as well as an increase in personnel costs, including non-cash share based compensation, legal fees including costs associated with litigation related to the FTC Order and related matters, and additional costs associated with our regulatory compliance and information security programs. In the first quarter of 2015, we accrued $2.5 million for two of the California consumer class action lawsuits previously filed against us, which were approved by the court and paid in the first quarter of 2016.
Amortization of Acquired Intangible Assets

	For the Three Months Ended			For The Six Months Ended
	June 30,			June 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands)
Amortization of acquired intangible assets	$3,320	$2,083	59.4%	$6,362	$4,167	52.7%
Percentage of revenue	2.0%	1.4%		2.0%	1.5%
Amortization of acquired intangible assets increased by $1.2 million and $2.2 million for the three- and six-month periods ended June 30, 2016, respectively, compared to the same periods last year, due to the acceleration of amortization of our technology intangible asset acquired in the Lemon acquisition and an assembled workforce intangible asset acquired in 2015, and also as a result of amortization expense recognized on additional intangibles acquired during the year ended December 31, 2015.
Other Income (Expense)

	For the Three Months Ended			For The Six Months Ended
	June 30,			June 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands)
Interest expense	$(181)	$(87)	108.0%	$(292)	$(176)	65.9%
Interest income	304	162	87.7%	603	279	116.1%
Other	(124)	(103)	20.4%	(129)	(183)	(29.5)%
Total other income (expense)	$(1)	$(28)	(96.4)%	$182	$(80)	(327.5)%
Other income remained flat for the three-month period ended June 30, 2016 compared to the second quarter 2015, and increased $0.3 million for the six-month period ended June 30, 2016 compared to the same period last year. The increase in the six month period was primarily due to the increase in interest income on our marketable securities.

Income Tax Expense (Benefit)

	For the Three Months Ended			For The Six Months Ended
	June 30,			June 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands)
Income tax benefit	$(4,830)	$317	(1,623.7)%	$(12,328)	$(5,709)	115.9%
Effective tax rate	39.0%	37.9%		39.6%	39.8%
Our effective tax rate for the three- and six-month periods ended June 30, 2016 and 2015, approximated the U.S. federal statutory tax rate plus the impact of state taxes.
Liquidity and Capital Resources
As of June 30, 2016, we had $29.7 million in cash and cash equivalents, which consisted of cash and money market funds, and $126.3 million in marketable securities, which consisted of corporate bonds, municipal bonds, government securities, agency securities, commercial paper, and certificates of deposit.  We classify our marketable securities as short-term regardless of contractual maturity based on our ability to liquidate those investments for use in current operations. Additionally, we have a revolving line of credit, described below. We did not draw on the line of credit during the six-month period ended June 30, 2016.  As of June 30, 2016, we had no outstanding debt.  We believe that our existing cash and cash equivalents and marketable securities together with cash generated from operations will be sufficient to fund our operations for at least the next 12 months, including amounts reserved for potential legal settlements. However, our future liquidity and capital requirements may vary materially from our expectations depending on many factors, including, but not limited to our revenues and gross margins, our cash flows from operations, the timing of payments with respect to the settlements, expenses and judgments related to our litigation matters, future disputes or litigation, and the availability of our revolving line of credit. We may need to seek additional capital and such capital may not be available on terms acceptable to us or at all.
Operating Activities
For the six-month period ended June 30, 2016, operating activities generated $20.6 million in cash as a result of a net loss of $18.8 million, adjusted by non-cash items such as depreciation and amortization of $12.0 million, share-based compensation of $16.9 million, and an income tax benefit of $12.3 million. We also had an increase in deferred revenue related to the overall growth of our business which provided operating cash of $30.4 million and we had a decrease in operating cash as a result of changes in other operating assets and liabilities of $9.2 million.
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
Investing Activities
For the six-month period ended June 30, 2016, we used $9.3 million of cash to acquire property and equipment, primarily computer equipment and software, including personnel and third-party costs related to internally developed software, as we continue to expand our team and enhance our service. In addition, we had net cash inflows of $69.6 million attributable to the maturities and coupon payments of our marketable securities.
For the six-month period ended June 30, 2015, we used $5.0 million of cash to acquire property and equipment primarily attributable to the expansion of our office locations, we invested a net $42.9 million of cash in marketable securities, and we paid $4.3 million of premiums for company-owned life insurance policies.
Financing Activities
For the six-month period ended June 30, 2016, net cash used in financing activities was $97.1 million as a result of cash paid related to the repurchase of our common stock of $100.0 million, primarily under our accelerated share repurchase programs, and $2.6 million paid for employee withholding tax related to net distributions of restricted stock units and restricted stock, offset by cash received from the exercise of stock options of $5.5 million.
For the six-month period ended June 30, 2015, financing activities generated net cash of $6.8 million as a result of cash received from the exercise of stock options $8.0 million, offset by $1.2 million paid for employee withholding tax related to net distributions of restricted stock units and restricted stock.

Debt Obligations
Senior Credit Facility
There have been no changes in our Credit Agreement and related documents with Bank of America, which we refer to as our Senior Credit Facility, from the disclosure in our fiscal 2015 Form 10-K. At June 30, 2016 we were in compliance with all the covenants of the Senior Credit Facility.
As of June 30, 2016, we had outstanding letters of credit in the amount of $1.3 million in connection with certain leases for office space, and no other amounts were outstanding.
Contractual Obligations
In April, 2016, we entered into a lease for an office building in Mountain View, CA. The term of the lease is nine years with the expected delivery date of the premises to occur on or around November 1, 2016. Under the terms of the lease, we will incur additional rent expense of approximately $4.2 million per year. There were no other material changes in our commitments under contractual obligations to those disclosed in our fiscal 2015 Form 10-K.
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
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our fiscal 2015 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our primary market risk exposures or how we manage those exposures from the information disclosed in Part II, Item 7A of our fiscal 2015 Form 10-K. For further discussion of quantitative and qualitative disclosures about market risk, reference is made to our fiscal 2015 Form 10-K.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, together with our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. The purpose of this evaluation is to determine if, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective such that the information required to be disclosed in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2016.
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
On July 21, 2015 the FTC lodged, under seal, in the United States District Court for the District of Arizona, a motion seeking to hold us in contempt of the consent decree we entered into with the FTC in 2010 (the FTC Order). On December 17, 2015, we entered into a comprehensive settlement agreement with the FTC, pursuant to which we resolved all matters related to the FTC Contempt Action and provided a mechanism to fund a settlement of the Ebarle Class Action described below. Under the terms of the settlement, $100 million was placed into the registry of the court overseeing the FTC Contempt Action, $68 million of which was authorized to be distributed to fund the consumer redress contemplated by the Ebarle Class Action settlement. Those funds have been transferred to the supervision of the court overseeing the Ebarle Class Action Settlement and are awaiting final approval of the settlement and distribution to the class members. The remaining $32 million of the settlement remains in the registry of the Arizona court.
On January 19, 2015, plaintiffs Napoleon Ebarle and Jeanne Stamm filed a nationwide putative consumer class action lawsuit against us in the United States District Court for the Northern District of California. The plaintiffs alleged that we engaged in deceptive marketing and sales practices in connection with our membership plans in violation of the Arizona Consumer Fraud Act and seek declaratory judgment under the Federal Declaratory Judgment Act. On January 20, 2016, the court overseeing the Ebarle Class Action granted the plaintiffs’ motion for preliminary approval conditionally approving the parties’ proposed settlement agreement. On February 11, 2016, the court overseeing the FTC Action entered an order allowing the $68 million to be transferred from the court's registry to the court-ordered settlement administrator in the Ebarle Class Action to fund the settlement. Notice has been sent to the class members. The deadline for class members to object was April 14, 2016, and the deadline for class members to submit claims was April 29, 2016. A hearing on final approval was held on June 23, 2016, and we are awaiting the court’s final ruling. As of June 30, 2016 we have $13.0 million accrued for settlement of this claim, which was not included within the $100 million settlement paid to the court registry in connection with the settlement of the FTC Contempt Action and nationwide class action claims. In addition, we have $3.0 million accrued for a potential settlement with states attorneys general for related claims.
On August 1, 2014, our subsidiaries Lemon and Lemon Argentina, S.R.L. (Lemon Argentina, and together, the Lemon Entities) filed a lawsuit in Santa Clara Superior Court in San Jose, California, against Wenceslao Casares, former General Manager of Lemon, Cynthia McAdam, former General Counsel of Lemon, and Federico Murrone, Martin Apesteguia and Fabian Cuesta, each a former employee and former member of the Board of Directors of Lemon Argentina (the Argentine Executives). The complaint alleges breaches of employment-related contracts and breaches of fiduciary duties involving each named individual’s work for third-party Xapo, Inc. and/or Xapo, Ltd. during their employment by the applicable Lemon Entity.  On January 30, 2015, the Lemon Entities filed a second amended complaint alleging breaches of employment-related contracts, breaches of fiduciary duties, and fraud, and seeking declaratory relief against Mr. Casares, Ms. McAdam, and the Argentine Executives.  The Argentine Executives entered their appearances in the litigation on July 24, 2015 and filed a motion to dismiss for inconvenient forum on September 8, 2015. That motion was heard on December 4, 2015 and granted on January 4, 2016, with an order staying the action in its entirety. The Lemon Entities filed a notice of appeal on March 1, 2016.
Mr. Casares filed a cross-claim against us and Lemon, Inc. (now Lemon, LLC) on July 24, 2015, for breach of contract, breach of the implied covenant of good faith and fair dealing, conversion, unjust enrichment, and declaratory relief, all arising from the termination of his employment.  Because of the January 4, 2016 order staying the case in its entirety, the court did not rule on the motion to dismiss. Mr. Casares filed a separate complaint against us, Lemon, LLC, and Shareholder Representative Services LLC (SRS) in Delaware Chancery Court on October 7, 2015 for breach of contract and seeking a declaratory judgment.  The action concerns a December 12, 2014 settlement agreement that resolved certain disputes against other former shareholders of Lemon, Inc. arising out of our December 11, 2013 Lemon acquisition.  We, along with Lemon, LLC, moved to dismiss the complaint on October 28, 2015.  Mr. Casares responded by filing an amended complaint on January 8, 2016. LifeLock, Inc. and Lemon, LLC moved to dismiss the amended complaint. Briefing is complete and the matter is set for argument on September 27, 2016.
On July 22, 2015, Miguel Avila, representing himself and seeking to represent a class of persons who acquired our securities from July 30, 2014 to July 20, 2015, inclusive, filed a class action complaint in the United States District Court for the District of Arizona. His complaint alleges that Todd Davis, Christopher Power, and we violated Sections 10(b) and 20(a) of the Securities Exchange Act by making materially false or misleading statements, or failing to disclose material facts about our business, operations, and prospects, including with regard to our information security program, advertising, recordkeeping, and our compliance with the FTC Order. The complaint seeks certification as a class action, compensatory damages, and attorney’s fees and costs. On September 21, 2015, four other Company stockholders, Oklahoma Police Pension and Retirement System, Oklahoma Firefighters Pension and Retirement System, Larisa Gassel, and Donna Thompson, and their respective attorneys all filed motions seeking to be appointed the lead plaintiff and lead counsel in this class action. Lead plaintiffs moved to lift the discovery stay imposed by the Private Securities Litigation Reform Act on January 21, 2016. We, along with Mr. Davis and Mr. Power, opposed that motion on February 8, 2016. On April 22, 2016, the Court denied lead plaintiffs’ motion. We, along with

Mr. Davis and Mr. Power, moved to dismiss the amended complaint on January 29, 2016. On August 3, 2016 the Court granted our motion to dismiss and granted lead plaintiffs twenty-one days to seek leave to amend their complaint.
On March 3, 2014, and March 10, 2014, two securities class action complaints were filed in the United States District Court for the District of Arizona, against us, Mr. Davis, and Mr. Power. On June 16, 2014, the court consolidated the complaints into a single action captioned In re LifeLock, Inc. Securities Litigation and appointed a lead plaintiff and lead counsel. On August 15, 2014, the lead plaintiff filed the Consolidated Amended Class Action Complaint (the Consolidated Amended Complaint), seeking to represent a class of persons who acquired our securities from February 26, 2013 to May 16, 2014, inclusive (the Class Period). The Consolidated Amended Complaint alleged that we, along with Mr. Davis, Mr. Power, and Ms. Schneider, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by making materially false or misleading statements, or failing to disclose material facts regarding certain of our business, operational, and compliance policies, including with regard to certain of our services, our data security program, and Mr. Davis’ compliance with the FTC Order. The Consolidated Amended Complaint alleged that, as a result, certain of our financial statements issued during the Class Period and certain public statements made by Ms. Schneider, Mr. Davis, and Mr. Power during the Class Period, were false and misleading. The Consolidated Amended Complaint sought certification as a class action, compensatory damages, and attorneys’ fees and costs. On September 15, 2014, we, along with Ms. Schneider, Mr. Davis, and Mr. Power, filed a motion to dismiss the Consolidated Amended Complaint. On December 17, 2014, the court dismissed the Consolidated Amended Complaint and gave the lead plaintiff 21 days to seek leave to amend. On January 16, 2015, lead plaintiff filed his Second Consolidated Amended Complaint which contained similar allegations, but no longer named Ms. Schneider as a defendant. On January 30, 2015, we, along with Mr. Davis and Mr. Power, filed a motion to dismiss the Second Consolidated Amended Complaint. On July 21, 2015, the court granted the motion to dismiss, without leave to amend, and entered judgment in our favor. On August 18, 2015, the lead plaintiff along with another shareholder, City of Hallandale Beach Police and Firefighters’ Personnel Retirement Fund, moved to vacate the judgment on the grounds that the FTC’s July 21, 2015 motion seeking to hold us in contempt of the FTC Order constituted surprise and newly discovered evidence. Plaintiffs also sought permission to file a Third Consolidated Amended Complaint. We, Mr. Davis, and Mr. Power opposed plaintiffs’ motion. On September 18, 2015, the court denied plaintiffs’ motion to vacate the July 21, 2015 judgment and plaintiffs’ request to file another complaint. On September 21, 2015, plaintiffs filed a notice of appeal with the Ninth Circuit Court of Appeals. Plaintiffs appeal from the lower court’s July 21, 2015 order dismissing the Second Consolidated Amended Complaint and entering judgment in our favor, and the court’s September 18, 2015 order denying plaintiffs’ motion to vacate that judgment. Briefing of the appeal has been completed, but oral argument on the appeal has not been set by the Ninth Circuit.
On September 23, 2015, LifeLock stockholder Sridhar Manthangodu, filed a derivative complaint captioned Manthangodu v. Davis, et al., in the Superior Court of the State of Arizona, Maricopa County (Arizona Superior Court). The complaint alleged that certain of our directors (the Director Defendants) violated their fiduciary duties to LifeLock stockholders by, among other things, failing to ensure that we complied with the FTC Order. The complaint seeks unspecified monetary damages, a return to the company of all personal compensation received by the Director Defendants, unspecified corporate governance reforms, and attorney’s fees. On December 24, 2015, the Arizona Superior Court issued an Order appointing plaintiff Manthangodu lead plaintiff and his counsel lead counsel.
Following the filing of the Manthangodu action, additional substantively similar stockholder derivative actions were purportedly filed on our behalf against certain of our current and former directors and officers, seeking similar relief as the Manthangodu complaint. Specifically, on October 28, 2015, a stockholder derivative complaint captioned Gassel v. Davis, et al., was filed in the United States District Court for the District Arizona (the “Arizona Federal District Court”); on November 19, 2015 and November 25, 2015, two stockholders derivative complaints captioned Stein v. Davis, et al. and John L. Munson Revocable Trust v. Davis, et al., respectively, were filed in the Delaware Court of Chancery; and on January 22, 2016, January 26, 2016, and February 1, 2016, three stockholders derivative complaints captioned, City of Pontiac General Employees’ Retirement Sys. v. Guthrie, et al.; Jiawei v. Davis, et al.; and Sprouse v. Davis, et al., respectively, were filed in the Arizona Superior Court. The plaintiffs in the Stein and Munson actions later voluntarily dismissed their actions, and on March 23, 2016, jointly filed a derivative complaint captioned, Stein and Munson v. Davis et al., in the Arizona Superior Court. In the Arizona Superior Court actions, from February to April 2016, the Court issued separate orders consolidating the Sprouse, City of Pontiac, Jiawei, and the Stein and the Munson actions with the Manthangodu action. The consolidated action is captioned In re: LifeLock, Inc. Derivative Litigation, with plaintiff Manthangodu as the lead plaintiff in the consolidated action. In the Gassel action, on April 13, 2016, on our motion, the Arizona Federal District Court granted a non-indefinite stay of that action and directed us to file a status update on the Manthangodu action, which we and the individual defendants filed on July 12, 2016.

On June 30, 2016, we and the Director Defendants entered into a proposed settlement stipulation with lead plaintiff Manthangodu. In the proposed settlement stipulation, the lead plaintiff agreed to the dismissal, with prejudice, of the Manthangodu action as well as a release of any and all related stockholder claims against LifeLock and its current and former directors, officers, employees, and agents.  In exchange, we and the Director Defendants agreed to continue and/or implement certain corporate governance measures and to pay attorney’s fees in the amount of $6 million. On July 1, 2016, lead plaintiff filed an unopposed motion for preliminary approval of the proposed settlement stipulation. On July 8, 2016, the Court preliminarily approved the proposed settlement stipulation and set a final approval hearing for August 30, 2016, at which hearing the Court will determine whether to finally approve the proposed settlement stipulation and all of its terms. The Court also set August 16, 2016, as the deadline for stockholders to object to the terms of the proposed settlement stipulation. If the Court approves the proposed settlement stipulation, we anticipate filing motions, as necessary, to effectuate the release of any pending related stockholder claims against LifeLock and its current and former directors or officers. However, there is no assurance that the proposed settlement stipulation and all of its terms will be approved by the Court.
On December 23, 2015, we filed an insurance coverage action in Arizona state court against our 2013-2014 primary and excess directors' and officers' (D&O) liability insurance carriers.  LifeLock’s complaint alleges that the primary and excess D&O insurers breached their insurance policies by wrongfully denying LifeLock defense and indemnity coverage for the various securities class action and shareholder derivative lawsuits filed against us.  LifeLock’s insurance coverage action also alleges that the primary D&O insurer breached its covenant of good faith and fair dealing, violated Arizona's consumer fraud statute and committed unfair insurance practices.  The insurers have filed responsive pleadings to LifeLock’s complaint and discovery is scheduled to take place through August of 2017.
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. Before deciding to invest in our common stock, you should carefully consider each of the risk factors described in “Part I – Item 1A. Risk Factors” in our fiscal 2015 Form 10-K, and all information set forth in this Quarterly Report on Form 10-Q, and in our other filings with the Securities and Exchange Commission, or SEC. Those risks and the risks described in this Quarterly Report on Form 10-Q, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, could materially harm our business, financial condition, operating results, cash flow, and prospects. If that occurs, the trading price of our common stock could decline, and you may lose all or part of your investment.
Risks Related to Our Business and Industry
Excluding the settlement with the FTC and the nationwide consumer class action in fiscal year 2015, which we believe are non-recurring expenses, we have been continuously profitable on an annual basis from 2012 through 2015 after incurring significant net losses from our inception through fiscal 2011, but we may not be able to maintain profitability on an annual basis in the future.
Excluding the settlement with the FTC and the nationwide consumer class action in fiscal 2015, we have been continuously profitable year over year after incurring significant net losses from our inception through 2011, but we cannot predict whether we will be able to maintain profitability on an annual basis in the future.
Our recent growth, including our growth in revenue and customer base, may not be sustainable or our growth rate may decline, and we may not generate sufficient revenue to maintain annual profitability. Moreover, we expect to continue to make significant expenditures to maintain and expand our business and to operate as a consolidated entity with ID Analytics and our other subsidiaries. We also may incur additional costs associated with our regulatory compliance as we are subject to a wide variety of federal, state and local laws and regulations. These expenditures may make it more difficult for us to maintain future annual profitability. Our ability to maintain annual profitability depends on a number of factors, including our ability to attract and service customers on a profitable basis. If we are unable to maintain annual profitability, we may not be able to execute our business plan, our prospects may be harmed, and our stock price could be materially and adversely affected.
If the security of confidential information used in connection with our services is breached or otherwise subject to unauthorized access, our reputation and business may be materially harmed.
Our services require us to collect, store, use, and transmit significant amounts of confidential information, including personally identifiable information, credit card information, and other critical data. We employ a range of information technology solutions, controls, procedures, and processes designed to protect the confidentiality, integrity, and availability of our critical assets, including our data and information technology systems. While we engage in a number of measures aimed to protect against security breaches and to minimize problems if a data breach were to occur, our information technology systems and infrastructure may be vulnerable to damage, compromise, disruption, and shutdown due to attacks or breaches by hackers or due to other circumstances, such as error or malfeasance by employees or third party service providers or technology malfunction. The occurrence of any of these events, as well as a failure to promptly remedy these events should they occur, could compromise our systems, and the information stored in our systems could be accessed, publicly disclosed, lost, stolen, or damaged. Any such circumstance could adversely affect our ability to attract and maintain customers as well as strategic partners, cause us to suffer negative publicity, and subject us to legal claims and liabilities or regulatory penalties. In addition, unauthorized parties might alter information in our databases, which could adversely affect both the reliability of that information and our ability to market and perform our services. Techniques used to obtain unauthorized access or to sabotage systems change frequently, are constantly evolving and generally are difficult to recognize and react to effectively. We may be unable to anticipate these techniques or to implement adequate preventive or reactive measures. Several recent, highly publicized data security breaches at other companies have heightened consumer awareness of this issue and may embolden individuals or groups to target our systems or those of our strategic partners or enterprise customers.
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
We operate in a highly competitive business environment in both our consumer and enterprise business. Our primary competitors are credit bureaus including Experian PLC, Equifax Inc., and TransUnion, as well as other entities, such as Affinion Group, EWS (Early Warning Services), Intersections Inc., CSID, LexisNexis Group and Credit Karma and other free credit monitoring services. We are also facing competition from large enterprises in the consumer, insurance and other industries offering similar products to ours powered by our competitors and at prices lower than we offer. Many of our competitors have substantially greater financial, technical, marketing, distribution, and other resources than we possess that afford them competitive advantages. As a result, they may be able to devote greater resources to the development, promotion, and sale of services, to deliver competitive services at lower prices or for free, and to introduce new solutions and respond to market developments and customer requirements more quickly than we can. Some of our competitors may also be our vendors and may be in a position to impair our ability to compete with them as a result of such relationship. Consolidation of such competitors who are also vendors may adversely impact our ability to compete, the quality of service we receive from them or our ability to access data that was available to us prior to such consolidation. In addition, some of our competitors may have data that we do not have or cannot obtain without difficulty. Any of these factors could reduce our growth, revenue, access to valuable data, or market share.
Our ability to compete successfully in our markets depends on a number of factors, both within and outside our control, and our inability to compete successfully in our markets may reduce the demand for our services which could adversely affect our business and prospects.
Some of the factors affecting our ability to compete include the following:

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
We could lose our access to data sources or rely on sources that prove to be ineffective or inaccurate, which could cause us competitive harm and have a material adverse effect on our business, operating results, and financial condition.
Our services depend extensively upon continued access to and receipt of credible, timely and complete data from external sources, including data received from customers, vendors who are also competitors and fulfillment partners. Our data providers could stop providing data, provide untimely data, provide inaccurate or incomplete data or increase the costs for their data for a variety of reasons, including competitive considerations impacting willingness to share the data, lack of verification of the accuracy of the data, a perception that our systems are insecure as a result of a data security breach, budgetary constraints, a desire to generate additional revenue, or a contractual dispute. In addition, upon the termination of the contracts we have with certain of our enterprise customers, we are required to remove from our repositories the data contributed by and through those customers. We could also become subject to legislative, regulatory, or judicial restrictions or mandates on the collection, disclosure, or use of such data, in particular if such data is not collected by our providers in a way that allows us to legally use the data or if the data delivered to us is inaccurate or incomplete. If we were to lose access to a substantial number of data sources or certain key data sources or certain data already in the LifeLock ecosystem, or if our access or use were restricted or became less economical or desirable, our ability to provide our services and the efficacy and attractiveness of the LifeLock ecosystem could be negatively affected, and this would adversely affect us from a competitive standpoint. This would also adversely affect our business, operating results, and financial condition. We may not be successful in maintaining our relationships with these external data source providers and may not be able to continue to obtain data from them on acceptable terms or at all. Furthermore, we cannot provide assurance that we will be able to obtain data from alternative or additional sources if our current sources become unavailable.
We may lose customers and significant revenue and fail to attract new customers if our existing services become less desirable or obsolete, or if we fail to develop and introduce new services with broad appeal or fail to do so in a timely or cost-effective manner.
The introduction of new services by competitors, the emergence of new industry standards, or the development of new technologies could render our existing or future services less desirable or obsolete. In addition, professional thieves continue to develop more sophisticated and creative methods to steal personal and financial information as consumers and enterprises today become increasingly interconnected and engage in a large number of daily activities that involve personal or financial information. Consequently, our financial performance and growth depends upon our ability to enhance and improve our existing services, develop and successfully introduce new services that generate customer interest, and sell our services in new markets. As our existing services mature, encouraging customers to purchase enhancements or upgrades becomes more challenging unless new service offerings provide features and functionality that have meaningful incremental value. To achieve market acceptance for our services, we must effectively anticipate and offer services that meet changing customer demands in a timely manner. Customers may require features and capabilities that our current services lack. In addition, any new markets in which we attempt to sell our services, including new industries, countries, or regions, may not be receptive to our service offerings. If we fail to enhance our existing services in a timely and cost-effective manner, successfully develop and introduce new services, or sell our services in new markets, our ability to retain our existing or attract new customers and our ability to create or increase demand for our services could be harmed, which could have an adverse effect on our business, operating results, and financial condition.
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

Our inability to develop and offer services that are attractive to the growing number of consumers who utilize mobile devices other than personal computers to access online services could adversely affect our business.
The number of people who access services through devices other than personal computers, including mobile phones, smart phones, handheld computers, tablets, and other mobile devices, has increased dramatically in recent years and is projected to continue to increase.  The services we develop for users of mobile devices may not be attractive for users.
We launched a new mobile application in the second quarter of 2016. The success of our mobile application is unproven, and we have prioritized the quality of user experience with our mobile application over short-term monetization.  Despite the expected growth in mobile devices, there is no guarantee that we will be able to effectively monetize our mobile application and generate meaningful revenue in the future.  If our mobile application is not widely adopted or sufficiently profitable, or if we fail to continue to innovate and introduce enhanced mobile applications and other services for users of these alternative devices, our business could be adversely affected.
As new devices, platforms, and technologies are continually being adopted and released, it is difficult to predict the problems we may encounter in developing versions of our services for use with those devices, platforms, and technologies, and we may need to devote significant resources to the creation, support, and maintenance of such offerings.  We are dependent on the interoperability of our mobile application with popular mobile operating systems that we do not control, such as Android and iOS, and any changes in such systems that degrade our application’s functionality or give preferential treatment to competitive products could adversely affect usage of our mobile application.  Additionally, if we are slow to develop new services and technologies that are compatible with these devices, platforms, and technologies, or if our competitors are able to achieve those results more quickly than us, we will fail to capture a significant share of an increasingly important portion of the market for online services, which could adversely affect our business.
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
In addition, we experienced a higher level of cancellations in the second half of 2015, which we believe was driven by the announcement of the FTC litigation during the third quarter of 2015, which had a negative impact on our member retention rate. Our membership retention rate also was significantly impacted in the first six months of 2016 by the high number of cancellations of members who enrolled during the first quarter of 2015 as a result of the breach at a large health insurance company during the first quarter of 2015. We also experienced increased cancellations in the first half of 2016, coming from our Employee Benefit, oil and gas vertical, due to a downturn in the oil and gas industry.

If we do not retain our existing customers and continue to add new customers at the same rate we have historically, our revenue may grow more slowly than expected or decline, and our operating results and gross margins will be harmed. In addition, our business and operating results may be harmed if we are unable to maintain our retention rates.
We also must continually add new customers both to replace customers who cancel or elect not to renew their agreements with us and to grow our business beyond our current customer base. If we are unable to attract new customers in numbers greater than the percentage of customers who cancel or elect not to renew their agreements with us, which we call “churn,” our customer base will decrease, and our business, operating results, and financial condition will be adversely affected. Churn negatively impacts the predictability of our subscription revenue model and the efficacy and attractiveness of the LifeLock ecosystem by decreasing the amount of data being added to our data repositories.The FTC litigation has negatively impacted our member growth from the strategic partner channel as the pipeline of new partnerships slowed as a result of the FTC litigation. In addition we have focused our future growth on larger partners which has increased the time of the sales cycle. While we expect the business to recover from the impact of the FTC litigation, there is no guarantee that member growth derived from the partner channel will resume to its prior growth levels.
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
We have derived, and intend to continue to derive, a significant portion of our revenue from members who subscribe to our consumer services through one of our strategic partners. In 2015, we derived just under half of our gross new members from our partner distribution channels. These distribution channels involve various risks, including the following:

•	we may be unable to maintain or secure favorable relationships with strategic partners;

•	our strategic partners may not be successful in expanding our membership base;

•	our strategic partners may seek to renegotiate the economic terms of our relationships;

•	our strategic partners may terminate their relationships with us;

•	bad publicity and other issues faced by us or our strategic partners could negatively impact our relationships; and

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
Some of our strategic partners possess significant resources and advanced technical abilities. Some offer services that are competitive with our services and more may do so in the future, either alone or in collaboration with other competitors. Those strategic partners could give a higher priority to competing services or decide not to continue to offer our services at all. If any of our strategic partners discontinue or reduce the sale or marketing of our services, promote competitive services, or, either independently or jointly with others, develop and market services that compete with our services, our business and operating results may be harmed. In addition, some of our strategic partners may experience financial or other difficulties, causing our revenue through those strategic partners to decline, which could adversely affect our operating results. Some of our strategic partners may also experience a security breach that could impact our members or systems if they are not identified early and addressed successfully or can otherwise impact our business if we have to suspend or terminate those relationships as a result.
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
Our business and the information we use in our business is subject to a wide variety of federal, state, and local laws and regulations, including the Fair Credit Reporting Act, or FCRA, the Gramm-Leach-Bliley Act, the FTC Act and comparable state laws that are patterned after the FTC Act. In addition, laws governing credit information, consumer privacy and marketing, servicing of consumer products and services, and insurance products and services, govern our business information. Moreover, we are bound by the terms of the FTC Order, the companion orders with 35 states’ attorneys general that we entered into in March 2010, and the settlement we reached with the FTC in 2015. These laws, regulations, and orders cover, among other things, advertising, automatic subscription renewal, broadband residential Internet access, consumer protection, content, copyrights, credit card processing procedures, data protection, distribution, electronic contracts, member privacy, pricing, sales and other procedures, tariffs, and taxation. In addition, it is unclear how existing laws and regulations governing issues such as property ownership, sales and other taxes, and personal privacy apply to the Internet. We incur significant costs to operate our business and monitor our compliance with these laws, regulations, and orders. Any of these laws and regulations are subject to revision and changed interpretation, and we cannot predict the impact of such changes on our business. Complying with these varying requirements, the evolving nature of all of these laws and regulations, the evolving nature of various governmental bodies’ enforcement efforts, and the possibility of new laws or changed interpretation in this area, could increase our costs or impede our ability to provide our services to our customers. The occurrence of any of these could have a material adverse effect on our business, operating results, financial condition, and future prospect.
As disclosed, on July 21 2015, the FTC initiated the FTC Contempt Action alleging that LifeLock had violated the FTC Order. On December 17, 2015, we entered into a comprehensive settlement agreement with the FTC, pursuant to which we resolved all matters related to the FTC Contempt Action, and with representatives of a national class of consumers, which we refer to as the Consumer Class Action or the Ebarle Class Action. Under the terms of the settlement, $100 million was placed into the registry of the court overseeing the FTC Contempt Action, $68 million of which is to be distributed to the court overseeing Consumer Class Action to fund the consumer redress contemplated by the Consumer Class Action settlement, and the remaining $32 million of the settlement remains in the registry of the Arizona court.
As of the date of this filing, no states’ attorneys general have initiated proceedings against us alleging that we violated the companion orders from 2010. As of June 30, 2016, we have accrued $3 million for a potential settlement with states’ attorneys general. The ultimate resolution of the matter with the states’ attorneys general is uncertain and may involve a materially higher settlement than $3 million. Engaging in settlement discussions and defending ourselves in any litigation that arises against states’ attorneys general related to this matter, and other actions that could arise, would be costly and time-consuming and would divert management’s, key personnel’s, and members of our board of directors' attention from our business operations. Any of these occurrences could have a material adverse effect on our business, reputation, product sales, financial condition, results of operation, and future prospects.
It is possible that other federal or local governmental agencies, at any time, will commence additional inquiries or investigations of our business practices or our compliance with the FTC Order. Moreover, there can be no assurance that, despite our best efforts to comply with the FTC Order, the other federal or local government agencies will interpret their orders in the same way. We believe the increased governmental and regulatory scrutiny will continue for the foreseeable future and could lead to additional meetings, inquiries, or investigations by governmental and regulatory agencies that regulate our business, including the FTC, the Department of Justice, the SEC, and the New York Stock Exchange. Responding to these inquiries, investigations, and actions may cause us to incur significant expenses and could divert the attention of our management, key personnel, and members of our board of directors from our business operations. Any determination that we violated any laws, regulations, or consent decrees could result in our liability for fines, damages, or other penalties, could require us to make changes to our services and business practices, and could cause us to lose customers, any of which could have a material adverse effect on our business, operating results, financial condition, and future prospects. In addition, recently, the media have been increasingly covering perceived noncompliance with consumer protection regulations and violations of notions of fair dealing with customers. Accordingly, we may be susceptible to unfounded claims by the media and others of regulatory noncompliance and unfair dealing.
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
Compliance with these federal, state and foreign regulations is generally our responsibility, and we could be subject to a variety of investigations, enforcement actions and/or private actions for any failure or perceived failure to comply with such regulations. Consumer complaints with respect to our industry have resulted in, and may in the future result in, state, federal and foreign regulatory and other investigations. In addition, we believe there has been a recent increase in whistleblower claims made to regulatory agencies, including whistleblower claims made by former employees or other third parties, including competitors. We believe these claims, will likely continue, in part because of the provisions enacted by the Dodd-Frank Act that provide for cash awards to persons who report alleged wrongdoing to the SEC, and because competitors may use it as a method to weaken their competitors, and others, like personnel or former personnel or vendors, may use it as means to extract payment or retaliate against the company.
Any changes to applicable regulations or new regulations could materially increase our compliance costs or impede our ability to provide our services to our customers. In addition, various governmental agencies have the authority to commence investigations and enforcement actions under these laws, regulations, and consent decrees, and private citizens as well as other third parties, such as competitors, may bring actions, including class action litigation and whistleblower claims, under some of these laws and regulations. The risk of our noncompliance with any rules and regulations interpreted differently by or otherwise enforced by a federal or state consumer protection authority or an enforcement agency in a foreign jurisdiction may subject us (and in some cases our management) to fines, consumer restitution, or various forms of civil or criminal prosecution, any of which could impede our ability to market our programs and services and reduce our revenue and profitability. While we have invested and expect to continue to invest significant resources to continuously improving our compliance practices and security measures, there is no assurance that such efforts will be sufficient when reviewed by an enforcement authority. Even an inadvertent failure to comply with these laws and regulations, as well as rapidly evolving expected standards, could adversely affect our business or our reputation. Certain types of noncompliance may also give our partners the right to terminate certain of our contracts or assert claims under our contracts. Also, the media often publicizes perceived noncompliance with consumer protection regulations and violations of notions of fair dealing with customers, and our industry is susceptible to peremptory charges by the media and others of regulatory noncompliance and unfair dealing. Any failure or perceived failure by us to comply with regulatory requirements could have a material adverse effect on our business and results of operations. Similarly, disclosure of confidential information by regulatory agencies or other third parties may harm our business or reputation.
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
 Laws requiring the free issuance of credit reports by credit reporting agencies, and other services that must be provided by credit reporting agencies, or that otherwise impose restrictions or requirements related to such services, could impede our ability to obtain new members or retain existing members and could have a material adverse effect on our business.
The FCRA provides consumers the ability to receive one free consumer credit report per year from each major consumer credit reporting agency and requires each major consumer credit reporting agency to provide the consumer a credit score along with the consumer’s credit report for a reasonable fee as determined by the FTC. In addition, the FCRA and state laws give consumers other rights with respect to the protection of their credit files at the credit reporting agencies. For example, the Fair Credit Reporting Act gives consumers the right to place “fraud alerts” at the credit reporting agencies, and the laws in approximately 40 states give consumers the right to place “freezes” to block access to their credit files. The rights of consumers to obtain free annual credit reports and credit scores from consumer reporting agencies, and to place fraud alerts and credit freezes directly with them, could cause consumers to perceive that the value of our services is reduced or replaced by those benefits, which could have a material adverse effect on our business. Similarly, other laws, rules and regulations may impose restrictions or additional requirements on providing credit related services and the failure to comply with those requirements may impact our ability to enroll or retain our members, to otherwise provide services to our members.
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

As previously disclosed, on July 21, 2015, the FTC initiated the FTC Contempt Action alleging that LifeLock had violated the FTC Order. On December 17, 2015, we entered into a comprehensive settlement agreement with the FTC, pursuant to which we resolved all matters related to the FTC Contempt Action and the Consumer Class Action. Under the terms of the settlement, $100 million was placed into the registry of the court overseeing the FTC Contempt Action, $68 million of which is to be distributed to the court overseeing Consumer Class Action to fund the consumer redress contemplated by the Consumer Class Action settlement, and the remaining $32 million of the settlement remains in the registry of the Arizona court. In addition, as of December 31, 2015 we also have $13 million accrued for payment of plaintiff legal and administrative fees related to the nationwide consumer class action.
As of the date of this filing, no states’ attorneys general have initiated proceedings against us alleging that we violated the companion orders from 2010. However, because the companion orders we entered into with 35 states’ attorneys general imposed injunctive provisions similar to those in the FTC Order, we initiated preliminary settlement discussions with certain states’ attorneys general. As of December 31, 2015, we have accrued $3 million for a potential settlement with states’ attorneys general. The ultimate resolution of the matter with the states’ attorneys general is uncertain and may involve a materially higher settlement than $3 million. Engaging in settlement discussions and defending ourselves in any litigation that arises against states’ attorneys general related to this matter, and other actions that could arise, would be costly and time-consuming and would divert the attention of our management, key personnel, and members of our board of directors from our business operations. The outcome of the settlement discussions with the states’ attorneys general and potential related actions could result in liability for damages, fines, penalties, and injunctive relief. Any of these occurrences could have a material adverse effect on our business, operating results, financial condition, and prospects.
The outcome of litigation or regulatory proceedings could subject us to significant monetary damages, restrict our ability to conduct our business, harm our reputation, and otherwise negatively impact our business.
As previously disclosed, on July 21 2015, the FTC initiated the FTC Contempt Action alleging that LifeLock had violated the FTC Order. On December 17, 2015, we entered into a comprehensive settlement agreement with the FTC, pursuant to which we resolved all matters related to the FTC Contempt Action and the Consumer Class Action. Under the terms of the settlement, $100 million was placed into the registry of the court overseeing the FTC Contempt Action, $68 million of which is to be distributed to the court overseeing Consumer Class Action to fund the consumer redress contemplated by the Consumer Class Action settlement, and the remaining $32 million of the settlement remains in the registry of the Arizona court.
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
Engaging in settlement discussions and defending ourselves in any litigation that arises against states’ attorneys general related to this matter or otherwise with any other regulatory agencies, and other actions that could arise, would be costly and time-consuming. We may be unable to reach settlement on terms acceptable to us or at all and costly litigation would likely result. Further, as a result of these matters, including the settlement agreements themselves, we could face negative publicity, our reputation could be harmed, we could lose customers, including enterprise customers, and our ability to win new customers could be impeded any of which could have a material adverse effect on our business, operating results, financial condition and our future prospects.
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
We cannot predict the outcome of these actions or proceedings, or any other actions or proceedings filed against us in the future, and the cost of defending such actions or proceedings could be material. Furthermore, defending such actions or proceedings could divert the attention of our management, key personnel, and members of our board of directors from our business operations. If we are found liable in any actions or proceedings, we may have to pay substantial damages, penalties, or fines, change the way we conduct our business, or lose customers, any of which may have a material adverse effect on our business, operating results, financial condition, and prospects. In addition, we are engaged in a dispute regarding insurance coverage for certain matters. If coverage is unavailable, we will be required to pay for any costs related to these matters out of pocket, which amounts may be material. There may also be negative publicity associated with litigation or regulatory proceedings that could harm our reputation or decrease acceptance of our services.

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
We believe there has been a recent increase in whistleblower claims across our industry, including whistleblower claims arising after employee or vendor terminations or by competitors to impair competition, which will likely continue, in part because of the provisions enacted by the Dodd-Frank Act that may entitle persons who report alleged wrongdoing to the SEC to cash rewards. We anticipate that these provisions will result in a significant increase in whistleblower claims, and dealing with such claims could generate significant expenses and take up significant management and board time, even for frivolous and non-meritorious claims. Any investigations of whistleblower claims may impose additional expense on us, may divert the attention of our management, other key personnel, and members of our board of director, and may result in fines and/or reputational damage whether or not we are deemed to have violated any regulations. We believe there also has been a recent increase in claims made to regulatory agencies by former employees. Often the allegations underlying such claims to regulatory agencies lead to meetings, inquiries, or investigations by the regulatory agencies about such claims, inquiries, or investigations by the agencies that regulate our business, including the FTC. Inquiries or investigation by regulatory agencies about such claims could generate significant expense and take up significant management and board time.
Our business could be negatively affected as a result of actions of stockholders.
The actions of stockholders could adversely affect our business. Specifically, certain actions of certain types of stockholders, including without limitation public proposals, requests to pursue a strategic combination or other transaction or special demands or requests, could disrupt our operations, be costly and time-consuming or divert the attention of our management and employees. In addition, perceived uncertainties as to our future direction in relation to the actions of our stockholders may result in the loss of potential business opportunities or the perception that we are unstable and need to make changes, which may be exploited by our competitors and make it more difficult to attract and retain personnel as well as customers, service providers and partners. Actions by our stockholders may also cause fluctuations in our stock price based on speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.
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
In November 2014, we restated our audited consolidated financial statements for the year ended December 31, 2013, our unaudited condensed consolidated financial statements for the quarters ended March 31, 2013, June 30, 2013, and September 30, 2013, and our unaudited condensed consolidated financial statements for the quarters ended March 31, 2014 and June 30, 2014. The determination to restate these financial statements was made by our Audit Committee, after discussion with management and Ernst & Young LLP, following the identification of an error related to our calculation of the volatility assumption within the Black-Scholes option pricing model used to compute our share-based compensation expense since our initial public offering in October 2012, which resulted in a higher volatility and, accordingly, we materially overstated share-based compensation expense for the impacted periods. As a result of these events, we have become subject to a number of additional risks and uncertainties, including potential shareholder litigation. If litigation did occur, we would incur substantial defense costs regardless of the outcome of such litigation. Likewise, such events may cause a diversion of our management’s time and attention. If we do not prevail in any such litigation, we could be required to pay substantial damages or settlement costs. In addition, the fact that we have completed a restatement may lead to a loss of investor confidence and have negative impacts on the trading price of our common stock.
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
Although we remediated the material weakness we had as a result of our prior restatement, and while we determined that our internal control over financial reporting was effective as of December 31, 2015, as indicated in Management's Annual Report on Internal Control over Financial Reporting included in our Annual Report on Form 10-K for fiscal 2015, if we are otherwise unable to maintain adequate internal controls for financial reporting, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls as required pursuant to the Sarbanes-Oxley Act, it could result in another material misstatement of our financial statements that would require a restatement, investor confidence in the accuracy and timeliness of our financial reports may be impacted, or the market price of our common stock could be negatively impacted.
The failure to manage our growth may damage our brand recognition and reputation and harm our business and operating results.
We have experienced rapid growth in a relatively short period of time. Our revenue grew from $18.9 million in 2007 to $587.5 million in 2015, and our members increased from approximately 30,000 on December 31, 2006 to approximately 4.2 million on December 31, 2015. In addition, our acquisitions of ID Analytics in March 2012 and Lemon in December 2013 increased our revenue, facilities and number of employees, and we will continue to hire additional employees in the future. We must successfully manage our growth to achieve our objectives. Our ability to effectively manage any significant growth of our business will depend on a number of factors, including our ability to do the following:

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
We may not realize all of the benefits anticipated with any acquisitions and may experience unanticipated detriments as a result of such acquisitions. As with any acquisition, we may be unable to complete effectively an integration of the management, operations, facilities, and accounting and information systems of the acquired business with our own; to manage efficiently the combined operations of the acquired business with our operations; to achieve our operating, growth, and performance goals for the acquired business; to achieve additional revenue as a result of our expanded operations; or to achieve operating efficiencies or otherwise realize cost savings as a result of anticipated acquisition synergies.

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

Our success also depends on our ability to attract, retain, and motivate additional skilled management and technical personnel. We plan to continue to expand our work force to continue to enhance our business and operating results. We believe that there is significant competition for qualified personnel with the skills and knowledge that we require. Many of the other companies with which we compete for qualified personnel have greater financial and other resources than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than those which we have to offer. If we are not able to attract and retain the necessary qualified personnel to accomplish our business objectives, we may experience constraints that will impede significantly the achievement of our business objectives and our ability to pursue our business strategy. New hires require significant training and, in most cases, take significant time before they achieve full productivity. New employees may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. If our recruiting, training, and retention efforts are not successful or do not generate a corresponding increase in revenue, our business will be harmed.
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
Our business depends on our ability to utilize intellectual property, technology, and content owned by third parties, the loss of which could harm our business.
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
We may experience significant fluctuations in our revenue, expenses, and operating results in future periods. Our operating results may fluctuate in the future as a result of a number of factors, many of which are beyond our control. These fluctuations may result in declines in our stock price. Moreover, these fluctuations may make comparing our operating results on a period-to-period basis less meaningful and make our future results difficult to predict. You should not rely on our past results as an indication of our future performance. In addition, if our reported revenue does not meet our expectations, our operating results and ability to execute on our business plan are likely to be harmed. In addition to the other factors listed in this “Risk Factors” section, factors that could affect our operating results include the following:

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
As of June 30, 2016, we had no outstanding debt. We may incur indebtedness in the future, including borrowings available under our credit facility with Bank of America. Any substantial indebtedness and the fact that a substantial portion of our cash flow from operating activities could be needed to make payments on this indebtedness could have adverse consequences, including the following:

•	reducing the availability of our cash flow for our operations, capital expenditures, future business opportunities, and other purposes;

•
limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate, which could place us at a competitive disadvantage compared to our competitors that may have less debt;

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
As of December 31, 2015, we had approximately $231.3 million of federal and approximately $99.9 million of state net operating loss carry-forwards. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), a corporation’s ability to use its pre-change net operating loss carry-forwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. In 2013, we completed an analysis of prior year ownership changes and determined that in prior years we had experienced an “ownership change” as defined by Section 382 of the Internal Revenue Code. However, we determined that none of our federal and state net operating loss carry-forwards will expire solely as a result of our prior ownership changes. We may also experience an “ownership change” in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry-forwards to offset taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.
Risks Related to Ownership of Our Common Stock
Our stock price has been and will likely continue to be volatile, and the value of an investment in our common stock may decline.
The trading price of our common stock has been, and is likely to continue to be, volatile. In addition to the risk factors described in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for fiscal 2015, and in our other filings with the SEC, factors that may cause the price of our common stock to fluctuate include the following:

•	financial guidance we may provide to the public, any changes in such guidance, or our failure to meet such guidance;

•
failure of industry or securities analysts to maintain coverage of our company, changes in financial estimates by any industry or securities analysts that follow our company, or our failure to meet such estimates;

•	various market factors or perceived market factors, including rumors, whether or not correct, involving us, our customers, our strategic partners, or our competitors;

•	sales, or anticipated sales, of large blocks of our common stock;

•	short selling of our common stock by investors;

•	actions of activist shareholders;

•	additions or departures of key personnel;

•	announcements of technological innovations by us or by our competitors;

•	introductions of new services or new pricing policies by us or by our competitors;

•	regulatory or political developments;

•	litigation and governmental or regulatory investigations;

•	acquisitions or strategic alliances by us or by our competitors; and

•	general economic, political, and financial market conditions or events.
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

Future sales of our common stock in the public market by our existing stockholders, or the perception that such sales might occur or not occur, could depress the market price of our common stock.
The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and even the perception that these sales could occur or not occur may depress the market price. As of June 30, 2016, we had approximately 91.7 million shares of common stock outstanding. These shares may be sold in the public market, subject to prior registration or qualification for an exemption from registration, including, in the case of shares held by affiliates, compliance with the volume restrictions of Rule 144. In addition, shares issued or issuable upon the exercise of options and warrants, and shares delivered under restricted stock unit or restricted stock awards, are also eligible for sale. Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information regarding repurchases of our common stock during the three-months ended June 30, 2016.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2016 - April 30, 2016	49,905		$11.57	49,905	$48,077,108
May 1, 2016 - May 31, 2016	3,546,668		$11.54	3,541,208	$—
June 1, 2016 - June 30, 2016	28,555		$11.97	25,982	$—
Total	3,625,128	(b)		3,617,095

(a)
On November 30, 2015, we announced that the Board of Directors had approved a share repurchase program which authorized the purchase up to $100 million of our common stock. The share repurchase program was completed during the first half of fiscal 2016, with final settlement of shares under our accelerated share repurchase program, completed in the third quarter of fiscal 2016.

(b)
Includes approximately 76,000 shares acquired in the final settlement of an issuer forward repurchase transaction confirmation executed during the first quarter of 2016, 3.5 million shares acquired in the initial delivery of an issuer forward repurchase transaction confirmation executed in the second quarter of fiscal 2016, and approximately 8,000 shares surrendered to us to satisfy tax withholding obligations associated with the vesting of restricted stock.

Item 5.	Other Information
On August 8, 2016, we provided notice to Ramakrishna “Schwark” Satyavolu that effective as of September 30, 2016 we were terminating the Advisory Agreement, dated February 18, 2016, between Mr. Satyavolu and us.

Item 6.	Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Lease Agreement, dated April 27, 2016, between LifeLock, Inc. and MV Campus Owners, LLC.					X

10.2†	LifeLock, Inc. Executive Performance Bonus Plan.					X

10.3	Issuer Forward Repurchase Transaction Confirmation, dated May 16, 2016, entered into with Bank of America, N.A.					X

10.4	Proposed Settlement Stipulation, executed June 30, 2016.	8-K	001-35671	10.1	July 5, 2016

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

† Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFELOCK, INC.

Date:	August 9, 2016	By:	/s/ Hilary Schneider
		Name:	Hilary Schneider
		Title:	Chief Executive Officer and President
(Principal Executive Officer)

Date:	August 9, 2016	By:	/s/ Chris Power
		Name:	Chris Power
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)