Form 10-Q
period 2016-09-30
LIFELOCK, INC.
filed 2016-11-09
CIK 1383871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 28, 2016, there were outstanding 94,146,117 shares of the registrant’s common stock, $0.001 par value.

LIFELOCK, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2016

LifeLock, LifeLock Standard, LifeLock Advantage, LifeLock Ultimate, LifeLock Ultimate Plus, LifeLock Junior, Id Analytics and the LockMan logo are registered trademarks of LifeLock, Inc. or its subsidiaries. All other trademarks are the property of their respective owners.

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
LIFELOCK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$34,806	$50,239
Marketable securities	131,298	196,474
Trade and other receivables, net	17,080	13,974
Prepaid expenses and other current assets	9,168	12,303
Total current assets	192,352	272,990
Property and equipment, net	44,665	30,485
Goodwill	172,087	172,087
Intangible assets, net	21,830	30,174
Deferred tax assets, net	81,164	77,363
Other non-current assets	13,627	9,710
Total assets	$525,725	$592,809
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,645	$24,747
Accrued expenses and other liabilities	57,362	76,226
Deferred revenue	189,034	166,403
Total current liabilities	255,041	267,376
Other non-current liabilities	20,113	7,367
Total liabilities	275,154	274,743
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 300,000,000 authorized at September 30, 2016 and December 31, 2015; 100,850,257 and 95,877,947 shares issued and 93,647,679 and 95,832,238 outstanding at September 30, 2016 and December 31, 2015, respectively	101	96
Preferred stock, $0.001 par value, 10,000,000 shares authorized and no shares issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Treasury stock, at cost; 7,202,578 shares and no shares held at September 30, 2016 and December 31, 2015, respectively	(74,974)	—
Additional paid-in capital	544,009	532,388
Accumulated other comprehensive loss	(118)	(361)
Accumulated deficit	(218,447)	(214,057)
Total stockholders’ equity	250,571	318,066
Total liabilities and stockholders’ equity	$525,725	$592,809

See accompanying notes to condensed consolidated financial statements.

LIFELOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Consumer revenue	$161,671	$144,648	$470,260	$411,178
Enterprise revenue	8,623	7,304	23,746	20,139
Total revenue	170,294	151,952	494,006	431,317
Cost of services	34,782	33,988	118,410	103,470
Gross profit	135,512	117,964	375,596	327,847
Costs and expenses:
Sales and marketing	68,416	62,850	240,492	209,470
Technology and development	20,379	19,396	61,509	52,928
General and administrative	21,882	120,984	73,700	160,815
Amortization of acquired intangible assets	1,982	2,084	8,344	6,251
Total costs and expenses	112,659	205,314	384,045	429,464
Income (loss) from operations	22,853	(87,350)	(8,449)	(101,617)
Other income (expense):
Interest expense	(111)	(89)	(403)	(265)
Interest income	272	219	875	498
Other, net	(85)	—	(214)	(183)
Total other income	76	130	258	50
Income (loss) before income taxes	22,929	(87,220)	(8,191)	(101,567)
Income tax expense (benefit)	8,527	(22,075)	(3,801)	(27,784)
Net income (loss)	$14,402	$(65,145)	$(4,390)	$(73,783)
Net income (loss) per share attributable to common stockholders:
Basic	$0.16	$(0.68)	$(0.05)	$(0.78)
Diluted	$0.15	$(0.68)	$(0.05)	$(0.78)
Weighted-average common shares outstanding used in computing net income (loss) per share attributable to common stockholders:
Basic	92,034	95,340	93,052	94,660
Diluted	97,321	95,340	93,052	94,660

See accompanying notes to condensed consolidated financial statements.

LIFELOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$14,402	$(65,145)	$(4,390)	$(73,783)
Other comprehensive gain (loss), net of tax
Unrealized gain (loss) on marketable securities	(89)	117	243	39
Comprehensive income (loss)	$14,313	$(65,028)	$(4,147)	$(73,744)

See accompanying notes to condensed consolidated financial statements.

LIFELOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2016	2015
Operating activities
Net loss	$(4,390)	$(73,783)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,082	13,292
Stock-based compensation	25,509	20,287
Provision for doubtful accounts	352	150
Amortization of premiums on marketable securities	1,521	2,310
Deferred income tax benefit	(3,801)	(27,784)
Other	343	250
Change in operating assets and liabilities:
Trade and other receivables	(3,956)	(3,469)
Prepaid expenses and other current assets	3,136	(1,022)
Other non-current assets	167	357
Accounts payable	(14,622)	1,548
Accrued expenses and other liabilities	(18,120)	117,693
Deferred revenue	22,631	25,629
Other non-current liabilities	408	265
Net cash provided by operating activities	26,260	75,723
Investing activities
Acquisition of business, net of cash acquired	—	(12,797)
Acquisition of property and equipment, including capitalization of internal use software	(11,299)	(9,057)
Purchases of marketable securities	(83,896)	(191,846)
Sales and maturities of marketable securities	148,298	122,936
Premiums paid for company-owned life insurance policies	(4,337)	(4,337)
Net cash provided by (used in) investing activities	48,766	(95,101)
Financing activities
Proceeds from stock-based compensation plans	15,780	10,144
Payments related to the repurchases of common stock	(100,000)	—
Payments for employee tax withholdings related to restricted stock units and awards	(6,239)	(1,793)
Net cash provided by (used in) financing activities	(90,459)	8,351
Net decrease in cash and cash equivalents	(15,433)	(11,027)
Cash and cash equivalents at beginning of period	50,239	146,569
Cash and cash equivalents at end of period	$34,806	$135,542
Supplemental cash flow information:
Non-cash financing and investing activities:
Building in progress - leased facility acquired under financing obligation	$12,338	$—

See accompanying notes to condensed consolidated financial statements.

LIFELOCK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP), and applicable Securities and Exchange Commission (SEC), rules and regulations regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, or fiscal 2015 Form 10-K.
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
We record assets and liabilities for the present value of estimated construction costs incurred under build-to-suit lease arrangements to the extent we are involved in the construction of structural improvements or take substantially all of the construction period risk prior to commencement of a lease. Ground rents are imputed and accrued for during the construction period, and are recorded in rent expense. At completion of a construction project, we perform an analysis to determine if the transfer to the owner/lessor meets the requirements for sale-leaseback treatment. If we maintain significant continuing involvement, we will continue to carry the construction costs and corresponding financing obligation on our balance sheet until the involvement or the term of the lease ends. If it is determined that we will not maintain significant continuing involvement, we record a sale of the premises back to the owner/lessor, and remove the construction costs and financing obligation from our consolidated balance sheet.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which makes changes to how certain cash receipt and cash payments are presented and classified in the cash flow statement. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The amendments in ASU 2016-15 will be applied using a retrospective transition method for each period presented unless it is impracticable to apply the amendments retrospectively, in which case prospective application would be applied as of the earliest date practicable. Early adoption is permitted. We are currently evaluating the effect of ASU 2016-15 on our consolidated financial statements and do not plan to early adopt this guidance.
3. Marketable Securities
We classify all marketable securities as current regardless of contractual maturity dates because we consider such investments to represent cash available for current operations.
As of September 30, 2016 and December 31, 2015, we did not consider any of our marketable securities to be other-than-temporarily impaired.  When evaluating our investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer, our ability and intent to hold the security, and whether it is more likely than not that we will be required to sell the investment before recovery of its cost basis.

The following is a summary of marketable securities designated as available-for-sale as of September 30, 2016:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Corporate bonds	$100,964	$14	$(126)	$100,852
Government securities	9,695	10	—	9,705
Commercial paper	8,187	—	—	8,187
Agency securities	7,255	3	—	7,258
Municipal bonds	4,050	—	(2)	4,048
Certificates of deposit	1,248	—	—	1,248
Total marketable securities	$131,399	$27	$(128)	$131,298
The following is a summary of amortized cost and estimated fair value of marketable securities as of September 30, 2016 by maturity:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Due in one year or less	$121,461	$27	$(94)	$121,394
Due after one year	9,938	—	(34)	$9,904
Total marketable securities	$131,399	$27	$(128)	$131,298
The following is a summary of marketable securities designated as available-for-sale as of December 31, 2015:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Corporate bonds	$125,132	$1	$(304)	$124,829
Commercial paper	37,236	—	—	37,236
Municipal bonds	16,228	2	(6)	16,224
Government securities	8,704	1	(17)	8,688
Agency securities	7,273	—	(20)	7,253
Certificates of deposit	2,244	—	—	2,244
Total marketable securities	$196,817	$4	$(347)	$196,474
The following is a summary of amortized cost and estimated fair value of marketable securities as of December 31, 2015 by maturity:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Due in one year or less	$164,147	$2	$(221)	$163,928
Due after one year	32,670	2	(126)	32,546
Total marketable securities	$196,817	$4	$(347)	$196,474

4. Fair Value Measurements
As of September 30, 2016 and December 31, 2015, the fair value of our financial assets was as follows:

	Level 1	Level 2	Level 3	Total
	(in thousands)
September 30, 2016
Assets:
Money market funds (1)	$14,733	$—	$—	$14,733
Corporate bonds (2)	—	100,852	—	100,852
Government securities (2)	—	9,705	—	9,705
Commercial paper (2)	—	8,187	—	8,187
Agency securities (2)	—	7,258	—	7,258
Municipal bonds (2)	—	4,048	—	4,048
Certificates of deposit (2)	—	1,248	—	1,248
Total assets measured at fair value	$14,733	$131,298	$—	$146,031
December 31, 2015
Assets:
Money market funds (1)	$18,114	$—	$—	$18,114
Corporate bonds (2)	—	124,829	—	124,829
Commercial paper (3)	—	47,294	—	47,294
Municipal bonds (2)	—	16,223	—	16,223
Government securities (2)	—	8,688	—	8,688
Agency securities (2)	—	7,253	—	7,253
Certificates of deposit (2)	—	2,244	—	2,244
Total assets measured at fair value	$18,114	$206,531	$—	$224,645

(1)	Classified in cash and cash equivalents

(2)	Classified in marketable securities.

(3)
Includes commercial paper with maturities of three months or less at time of purchase of $10.1 million classified in cash and cash equivalents and commercial paper with maturities of greater than three months of $37.2 million classified in marketable securities.

5. Financing Arrangements
There have been no changes in our Credit Agreement and related documents with Bank of America, which we refer to as our Senior Credit Facility, from the disclosure in our fiscal 2015 Form 10-K. At September 30, 2016 and December 31, 2015 we were in compliance with all the covenants of the Senior Credit Facility.
As of September 30, 2016, we had outstanding letters of credit in the amount of $1.3 million.
6. Leases
In April 2016, we entered into a lease agreement for approximately 60,000 rentable square feet of office space located in Mountain View, CA. We rented the total office space available in the building, which is currently under construction. As a result of our involvement during the construction period, we are deemed to be the owner of the construction project for accounting purposes. Accordingly, we recorded a $12.3 million construction in process asset in property and equipment, net, representing the total fair value of the building paid by the lessor including estimated construction period costs to date and a corresponding noncurrent financing obligation liability in our September 30, 2016 condensed consolidated balance sheet. We have also recorded imputed ground rent expense of $0.6 million for the three- and nine-months ended September 30, 2016. Construction is expected to be completed in the first quarter of 2017 at which point we will evaluate whether or not we meet the requirements for sale-leaseback treatment. If we do meet the requirements for sale-leaseback treatment upon completion of construction, we will record the sale of the premises back to the owner/lessor and remove the construction in process asset and corresponding noncurrent financing obligation liability from our consolidated balance sheet and the lease will be accounted for as an operating lease under which we expect to recognize rent expense of approximately $4.0 million per year during the term of the lease. If we are unable to meet the requirements for sale-leaseback treatment, the lease will be treated as a financing obligation and we will continue to carry the value of the building and construction costs on our balance sheet. Rent payments will be treated as principal and interest payments on the financing obligation, with an amount recorded as estimated ground lease expense each period. The capitalized costs of the building will be depreciated over an estimated useful life of 30 years.
The following summarizes the future minimum lease payments for all outstanding lease agreements as of September 30, 2016:

		Financing
		Obligation,
		Building in
	Operating	Progress -
	Leases	Leased Facility
Remaining 2016	$1,959	$—
2017	7,429	1,717
2018	6,751	4,222
2019	6,355	4,349
2020	4,773	4,480
Thereafter	14,151	27,605
Gross future minimum lease payments	41,418	42,373
Less: expected proceeds from sublease rentals	(776)	—
Net future minimum lease payments	$40,642	$42,373
Rent expense for the three- and nine-months ended September 30, 2016 was $2.4 million and $6.4 million, respectively, net of sublease income. Rent expense for the three- and nine-months ended September 30, 2015 was $1.5 million and $4.3 million, respectively.
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
We accounted for the ASR Agreement as two separate transactions: (i) approximately 4.2 million shares of common stock initially delivered, which represented approximately $42.5 million, was accounted for as a treasury stock transaction and (ii) the remaining $7.5 million unsettled portion of the ASR Agreement was determined to be a forward contract indexed to our common stock. The initial repurchase of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income (loss) per share on the delivery date. We determined that the forward contract indexed to our common stock met all of the applicable criteria for equity classification, and therefore the contract was not accounted for as a derivative. We recorded the $7.5 million unsettled portion of the ASR Agreement, which represents the implied value of the forward contract, in additional paid-in capital on the condensed consolidated balance sheet upon execution of the ASR Agreement. Upon the final delivery of shares of the ASR Agreement, the forward contract was reclassified from additional paid-in capital to treasury stock for the value of the additional shares received, which amounted to approximately $1.0 million.

In May 2016, we entered into a second issuer forward repurchase transaction confirmation (the Second ASR Agreement) with Bank of America, N.A. to repurchase common stock as the final part of our approved $100 million share repurchase program. Under the Second ASR Agreement, we paid Bank of America, N.A. approximately $48.1 million and received an initial delivery of 3.5 million shares of common stock. The total number of shares purchased was determined based on the volume weighted average price of our common stock during the term of the Second ASR Agreement (the Valuation Period). In July 2016, we returned approximately 0.3 million shares to Merill Lynch, Pierce, Fenner & Smith pursuant to the Second ASR Agreement as a result of the increase in our stock price during the Valuation Period.
We accounted for the Second ASR Agreement as two separate transactions: (i) approximately 3.5 million shares of common stock initially delivered, which represented approximately $40.9 million, was accounted for as a treasury stock transaction; and (ii) the remaining $7.2 million unsettled portion of the Second ASR Agreement was determined to be a forward contract indexed to our common stock. The initial repurchase of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income (loss) per share on the delivery date. We determined that the forward contract indexed to our common stock met all of the applicable criteria for equity classification, and therefore the contract was not accounted for as a derivative. We recorded the $7.2 million unsettled portion of the Second ASR Agreement, which represented the implied value of the forward contract, in additional paid-in capital. Upon final settlement of the Second ASR Agreement in August 2016, the value of the shares delivered to Merill Lynch, Pierce, Fenner & Smith was reclassified to additional paid-in capital from treasury stock for approximately $4.8 million.
We were authorized by our board of directors pursuant to the $100 million share repurchase program to repurchase shares of common stock in the open market pursuant to trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, (the Exchange Act). During the nine-month period ended September 30, 2016, we repurchased 0.2 million shares of common stock at an average price of $10.49 per share under such trading plans. In connection with the Second ASR Agreement, we terminated our trading plans.
Stock-Based Compensation
We issue stock-based awards to our employees in the form of stock options, restricted stock units, and restricted stock. We also have an Employee Stock Purchase Plan, or ESPP. The following table summarizes the components of stock-based compensation expense included in our condensed consolidated statements of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Cost of services	$486	$449	$1,445	$1,286
Sales and marketing	1,672	1,238	4,793	3,385
Technology and development	2,574	2,514	7,893	6,226
General and administrative	3,880	3,662	11,378	9,390
Total stock-based compensation	$8,612	$7,863	$25,509	$20,287
Unrecognized stock-based compensation expenses totaled $78.4 million as of September 30, 2016, which we expect to recognize over a weighted-average time period of 2.9 years.
Stock Warrants
During the nine-month period ended September 30, 2016, warrants to purchase common shares of 2,334,044 were net exercised for a total of 2,210,335 shares. There are no warrants outstanding as of September 30, 2016.
8. Net Income (Loss) Per Share
We compute basic net income (loss) per share using the two-class method required for participating securities. We consider unvested restricted stock to be participating because holders of such shares have non-forfeitable one-for-one dividend rights. The holders of unvested restricted stock do not have a contractual obligation to share in net losses. Basic net income (loss) per share attributable to common stockholders is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period. We compute diluted net income (loss) per share attributable to common stockholders giving effect to all potential dilutive common stock, including awards granted under our equity compensation plans and warrants to acquire common stock.

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except share and per share data)
Numerator:
Net income (loss)	$14,402	$(65,145)	$(4,390)	$(73,783)
Less: Net income attributable to participating securities	(109)	—	—	—
Net income (loss) attributable to common stockholders	$14,293	$(65,145)	$(4,390)	$(73,783)
Denominator (basic):
Weighted average common shares outstanding	92,034,474	95,340,136	93,052,376	94,659,931
Denominator (diluted):
Weighted average common shares outstanding	92,034,474	95,340,136	93,052,376	94,659,931
Dilutive stock options outstanding	3,716,283	—	—	—
Dilutive restricted stock units and awards	1,557,016	—	—	—
Dilutive shares purchased under ESPP	13,530	—	—	—
Net weighted average common shares outstanding	97,321,303	95,340,136	93,052,376	94,659,931
Net income (loss) per share attributable to common stockholders:
Basic	$0.16	$(0.68)	$(0.05)	$(0.78)
Diluted	$0.15	$(0.68)	$(0.05)	$(0.78)
Potentially dilutive securities, including common equivalent shares in which the exercise price together with other assumed proceeds exceed the average market price of common stock for the applicable period, were not included in the calculation of diluted net income (loss) per share attributable to common stockholders as their impact would be anti-dilutive. The following weighted-average number of outstanding employee stock options, restricted stock units and restricted stock awards, warrants to purchase common stock, and shares purchased under our ESPP were excluded from the computation of diluted net income (loss) per share attributable to common stockholders:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Stock options outstanding	5,006,875	10,328,593	9,268,689	8,876,984
Restricted stock units and restricted stock awards	210,720	2,574,405	2,469,961	1,888,205
Common equivalent shares from stock warrants	—	2,168,299	276,937	2,210,012
Shares purchased under ESPP	—	54,271	—	67,858
	5,217,595	15,125,568	12,015,587	13,043,059
9. Income Taxes
Income taxes for the interim periods presented have been included in the accompanying condensed consolidated financial statements on the basis of an estimated annual effective tax rate. Based on an estimated annual effective tax rate and discrete items, the estimated income tax expense for the three-month period ended September 30, 2016 was $8.5 million and the estimated income tax benefit for the three-month period ended September 30, 2015 was $22.1 million. For the nine-month periods ended September 30, 2016 and 2015, the estimated income tax benefit was $3.8 million and $27.8 million, respectively. The determination of the interim period income tax provision utilizes the effective tax rate method, which requires us to estimate certain annualized components of the calculation of the income tax provision, including the annual effective tax rate by entity and jurisdiction. Our effective tax rate differed from the U.S. federal and state statutory rate for the three- and -month periods ended September 30, 2016 and 2015 primarily as a result of tax return to provision adjustments which resulted in an income tax benefit of $0.8 million and $0.4 million, respectively.

We continually evaluate all positive and negative information to determine if our deferred tax assets are realizable in accordance with ASC 740-10-30, which states that "all available evidence shall be considered in determining whether a valuation allowance for deferred tax assets is needed." In December 2015, the proposed comprehensive settlement agreements resolving outstanding litigation relating to our past marketing representations and information security programs were approved by the Federal Trade Commission, (FTC), the representatives of the Ebarle class action (as described in more detail in Note 11), and were approved by the court presiding over the Ebarle lass action. As a result of the expense of $96 million and $20 million recorded in the years ended December 31, 2015 and 2014, respectively, we have three years of cumulative pretax net losses. We reviewed the cumulative settlement of $116 million and determined that it was non-recurring in nature, not indicative of future performance, and, as such, would not materially affect our ability to generate taxable income in the future. In addition to excluding the impact of the non-recurring settlement amounts, we have seen improving pre-tax book income over the past five years and we are forecasting to continue generating pre-tax book income. As a result of the consideration of the factors discussed above, we believe that it is more likely than not that we will be able to realize our net deferred tax assets not currently subject to a valuation allowance.
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
Revenue and income (loss) from operations by operating segment for the three-month period ended September 30, 2016 and goodwill and total assets by operating segment as of September 30, 2016 were:

	Consumer	Enterprise	Eliminations	Total
	(in thousands)
Revenue
External customers	$161,671	$8,623	$—	$170,294
Intersegment revenue	—	2,253	(2,253)	—
Income (loss) from operations	26,636	(3,783)	—	22,853
Goodwill	112,550	59,537	—	172,087
Total assets	434,517	91,979	(771)	525,725
Revenue and income (loss) from operations by operating segment for the nine-month period ended September 30, 2016 was as follows:

	Consumer	Enterprise	Eliminations	Total
	(in thousands)
Revenue
External customers	$470,260	$23,746	$—	$494,006
Intersegment revenue	—	6,866	(6,866)	—
Income (loss) from operations	4,881	(13,330)	—	(8,449)
Revenue and loss from operations by operating segment for the three-month period ended September 30, 2015 and goodwill and total assets by operating segment as of December 31, 2015 were:

	Consumer	Enterprise	Eliminations	Total
	(in thousands)
Revenue
External customers	$144,648	$7,304	$—	$151,952
Intersegment revenue	—	2,068	(2,068)	—
Loss from operations	(84,249)	(3,101)	—	(87,350)
Goodwill	112,550	59,537	—	172,087
Total assets	492,796	100,753	(740)	592,809

Revenue and loss from operations by operating segment for the nine-month period ended September 30, 2015 was as follows:

	Consumer	Enterprise	Eliminations	Total
	(in thousands)
Revenue
External customers	$411,178	$20,139	$—	$431,317
Intersegment revenue	—	6,232	(6,232)	—
Loss from operations	(90,456)	(11,161)	—	(101,617)
We derive all of our revenue from sales in the United States, and substantially all of our long-lived assets are located in the United States.
11. Contingencies
As part of our consumer services, we offer broad member service support. If a member’s identity has been compromised, our member service team and remediation specialists will assist the member with its resolution. This includes our $1 million service guarantee, which is backed by an identity theft insurance policy, under which we will spend up to $1 million to cover certain third-party costs and expenses incurred in connection with the remediation, such as legal and investigatory fees, subject to certain terms and conditions. This insurance also covers certain out-of-pocket expenses, such as loss of income, replacement of fraudulent withdrawals, and costs associated with child and elderly care, travel, stolen purse/wallet, and replacement of documents, subject to certain terms and conditions. While we have reimbursed members for claims under this guarantee, the amounts in aggregate for the nine-month periods ended September 30, 2016 and 2015 were not material.
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
On January 19, 2015, plaintiffs Napoleon Ebarle and Jeanne Stamm filed a nationwide putative consumer class action lawsuit against us in the United States District Court for the Northern District of California. A second amended complaint was filed on November 4, 2015 on behalf of four plaintiffs who alleged that we engaged in deceptive marketing and sales practices in connection with our membership plans in violation of the Arizona Consumer Fraud Act, Breach of Contract, unjust enrichment and violation of the Federal Declaratory Judgment Act.
Under the terms of the FTC settlement, $100 million, was paid in December 2015 and was placed into the registry of the court overseeing the FTC Contempt Action, $68 million of which was authorized to be distributed to fund the consumer redress contemplated by the Ebarle Class Action settlement. Those funds have been transferred to the supervision of the court overseeing the Ebarle Class Action Settlement.
On September 20, 2016, the court overseeing the Ebarle Class Action entered judgment and an order granting plaintiffs’ motion for final approval of the parties’ proposed settlement agreement, awarding plaintiffs’ counsel $10.2 million in fees and costs and awarding each of the four plaintiffs $2,000 as a service award, these amounts were previously expensed in the third quarter of 2015. Beginning on October 11, 2016, the Court-appointed settlement administrator distributed settlement checks to settlement class members using the $68 million transferred in February 2016 to the court-appointed settlement administrator from the court’s registry in the FTC Contempt Action. The remaining $32 million of the settlement remains in the registry of the Arizona court. In addition, we have $3.0 million accrued for a potential settlement with states attorneys general for related claims.
Appeals of the final approval order and judgment were filed by six objectors prior to the filing deadline and are pending in the Ninth Circuit Court of Appeals. The appeals do not impact the timing of the payment of settlement checks to settlement class members or payment of the attorneys’ fees, costs and service awards to plaintiffs. A mediation assessment conference is scheduled with the Court of Appeals for November 9, 2016, in connection with the initial appeal filed, and the appeal briefs are currently due on various dates in January through March 2017. However, the parties have agreed to consolidate the appeals which is likely to have an impact on the current schedule.
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
Mr. Casares filed a cross-claim against us and Lemon, Inc. (now Lemon, LLC) on July 24, 2015, for breach of contract, breach of the implied covenant of good faith and fair dealing, conversion, unjust enrichment, and declaratory relief, all arising from the termination of his employment.  Because of the January 4, 2016 order staying the case in its entirety, the court did not rule on the motion to dismiss. Mr. Casares filed a separate complaint against us, Lemon, LLC, and Shareholder Representative Services LLC (SRS) in Delaware Chancery Court on October 7, 2015 for breach of contract and seeking a declaratory judgment.  The action concerns a December 12, 2014 settlement agreement that resolved certain disputes against other former stockholders of Lemon, Inc. arising out of our December 11, 2013 Lemon acquisition.  We, along with Lemon, LLC, moved to dismiss the complaint on October 28, 2015.  Mr. Casares responded by filing an amended complaint on January 8, 2016. LifeLock, Inc. and Lemon, LLC moved to dismiss the amended complaint. That motion was heard on September 27, 2016 and granted in part and denied in part the same day. The Court has not yet set a schedule for pretrial or trial proceedings in the case.
On September 19, 2016, LifeLock and its subsidiary Lemon. LLC, filed a lawsuit in Delaware Chancery Court against Mr. Casares and Ms. McAdam, stemming from the December 11, 2013 merger between LifeLock and Lemon. Specifically, the complaint alleges that both Mr. Casares and Ms. McAdam breached the representations and warranties in the merger agreement and associated contracts, such as their respective non-disclosure agreement, by failing to disclose Lemon’s pre-merger development of Xapo. The complaint also alleges that Mr. Casares and Ms. McAdam fraudulently induced LifeLock to enter into the merger agreement, breached their fiduciary duties to Lemon, and were unjustly enriched from their fraudulent conduct. Defendants filed a motion to dismiss on October 24, 2016. The parties have not yet agreed to a briefing schedule for the motion.
On July 22, 2015, Miguel Avila, representing himself and seeking to represent a class of persons who acquired our securities from July 30, 2014 to July 20, 2015, inclusive, filed a class action complaint in the United States District Court for the District of Arizona. His complaint alleged that Todd Davis, Christopher Power, and we violated Sections 10(b) and 20(a) of the Exchange Act by making materially false or misleading statements, or failing to disclose material facts about our business, operations, and prospects, including with regard to our information security program, advertising, recordkeeping, and our compliance with the FTC Order. The complaint sought certification as a class action, compensatory damages, and attorney’s fees and costs. On September 21, 2015, four other Company stockholders, Oklahoma Police Pension and Retirement System, Oklahoma Firefighters Pension and Retirement System, Larisa Gassel, and Donna Thompson, and their respective attorneys all filed motions seeking to be appointed the lead plaintiff and lead counsel in this class action. On October 9, 2015, the Court appointed Oklahoma Police Pension and Retirement System and Oklahoma Firefighters Pension and Retirement System as lead plaintiffs. On December 10, 2015 lead plaintiffs filed a substantively similar amended complaint. Lead plaintiffs moved to lift the discovery stay imposed by the Private Securities Litigation Reform Act on January 21, 2016. On February 8, 2016, we, along with Mr. Davis and Mr. Power, opposed that motion and on April 22, 2016, the Court denied lead plaintiffs’ motion. We, along with Mr. Davis and Mr. Power, moved to dismiss the amended complaint on January 29, 2016. On August 3, 2016 the Court granted our motion to dismiss and later permitted lead plaintiffs until September 23, 2016 to seek leave to amend their complaint. On September 23, 2016, lead plaintiffs moved for leave to file a proposed Second Amended Complaint, which we did not oppose.  On October 13, 2016, the Court granted lead plaintiffs’ motion for leave to file a second amended complaint.  On October 14, 2016, lead plaintiffs filed the Second Amended Complaint, which is substantively similar to the amended complaint but adds our President, Hilary Schneider, as a named defendant. We, along with Ms. Schneider and Messrs. Davis and Power will move to dismiss the Second Amend Complaint by December 16, 2016, pursuant to a schedule stipulated by the parties and order by the Court.
On March 3, 2014, and March 10, 2014, two securities class action complaints were filed in the United States District Court for the District of Arizona, against us, Mr. Davis, and Mr. Power. On June 16, 2014, the court consolidated the complaints into a single action captioned In re LifeLock, Inc. Securities Litigation and appointed a lead plaintiff and lead counsel. On August 15, 2014, the lead plaintiff filed the Consolidated Amended Class Action Complaint (the Consolidated Amended Complaint), seeking to represent a class of persons who acquired our securities from February 26, 2013 to May 16, 2014, inclusive (the Class Period). The Consolidated Amended Complaint alleged that we, along with Mr. Davis, Mr. Power, and Ms. Schneider, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by making materially false or misleading statements, or failing to disclose material facts regarding certain of our business, operational, and compliance policies, including with regard to certain of our services, our data security program, and Mr. Davis’ compliance with the FTC Order. The Consolidated Amended Complaint alleged that, as a result, certain of our financial statements issued during the Class Period and certain public statements made by Ms. Schneider, Mr. Davis, and Mr. Power during the Class Period, were false and misleading. The Consolidated Amended Complaint sought certification as a class action, compensatory damages, and attorneys’ fees and costs. On December 17, 2014, the court granted our and the other defendants’ motion and dismissed the Consolidated Amended Complaint, giving the lead plaintiff 21 days to seek leave to amend. On January 16, 2015, lead plaintiff filed his Second Consolidated Amended Complaint which contained similar allegations, but no longer named Ms. Schneider as a defendant. On July 21, 2015, the court granted our and the other defendants’ motion to dismiss the Second Consolidated Amended Complaint, without leave to amend, and entered judgment in our favor. On August 18, 2015, the lead plaintiff along with another stockholder, City of Hallandale Beach Police and Firefighters’ Personnel Retirement Fund, moved to vacate the judgment on the grounds that the FTC’s July 21, 2015 motion seeking to hold us in contempt of the FTC Order constituted surprise and newly discovered evidence. Plaintiffs also sought permission to file a Third Consolidated Amended Complaint. We, Mr. Davis, and Mr. Power opposed plaintiffs’ motion. On September 18, 2015, the court denied plaintiffs’ motion to vacate the July 21, 2015 judgment and plaintiffs’ request to file another complaint. On September 21, 2015, plaintiffs filed a notice of appeal with the Ninth Circuit Court of Appeals. Plaintiffs appeal from the lower court’s July 21, 2015 order dismissing the Second Consolidated Amended Complaint and entering judgment in our favor, and the court’s September 18, 2015 order denying plaintiffs’ motion to vacate that judgment. Briefing of the appeal has been completed, but oral argument on the appeal has not been set by the Ninth Circuit.
We are subject to other legal proceedings and claims that have arisen in the ordinary course of business. Although there can be no assurance as to the ultimate disposition of these matters and those discussed above, we believe, based upon the information available at this time, that, except as disclosed above, a material adverse outcome related to the matters is neither probable nor estimable.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for fiscal year 2015, (the fiscal 2015 Form 10-K). This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Exchange Act, including, but not limited to, statements regarding our expectations, beliefs, intentions and strategies, including our expectations and beliefs and intentions regarding our services, the identity theft protection services industry and competitive landscape, our strategic partner channel, our investments, our expected expenditures for new member acquisitions and to grow our business, investments in sales and marketing and in technology and development, future operations, future financial position, fluctuations in our financial performance from period to period, future revenue, projected expenses, our ability to fund continuing operations and plans and objectives of management and adapt our products and service offerings to evolving regulatory or data source requirements . In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words.
These forward-looking statements reflect our current views about future events and involve known risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q and the other filings we make with the Securities and Exchange Commission (SEC). Furthermore, such forward-looking statements speak only as of the date on which they are made. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview
We are a leading provider of proactive identity theft protection services for consumers and consumer risk management services for enterprises. In our consumer business, we help protect our members by monitoring identity-related events, such as new account openings, credit-related applications and other non-credit related information. If we detect that someone is using a member’s personally identifiable information, we offer notifications and alerts, including actionable alerts for certain new account openings and applications, and allow our members to confirm valid or unauthorized identity use. If a member confirms that the use of his or her identity is unauthorized, we can take actions designed to help protect the member’s identity and help determine whether there has been an identity theft. In the event that an identity theft has actually occurred, we can take actions designed to help rectify the impact of the theft of the member’s identity through our remediation services. Our remediation service team works directly with government agencies, merchants, and creditors to help remediate the impact of the identity theft event utilizing our remediation expertise on behalf of our members. In our enterprise business, we help protect our enterprise customers by delivering on-demand identity risk, identity-authentication, and credit information about consumers. Our enterprise customers utilize this information to make decisions about additional steps required before opening or modifying accounts and providing products, services, or credit to consumers to reduce financial losses from identity fraud.
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
We derive the substantial majority of our revenue from member subscription fees from our consumer business. We primarily offer our identity theft protection services to consumer subscribers under our LifeLock Standard, LifeLock Advantage, LifeLock Ultimate Plus, and LifeLock Junior Services. We also offer LifeLock Benefit Elite, identity theft protection, created specifically for employers and brokers to offer as a benefit for employees. Our consumer services are offered on a monthly or annual subscription basis. Our average revenue per member is lower than our retail list prices due to wholesale or bulk pricing that we offer to strategic partners in our embedded product, employee benefits, and breach distribution channels to drive our membership growth. In our embedded product channel, our strategic partners embed our consumer services into their products and services and pay us on behalf of their customers; in our employee benefit channel, employers primarily offer our consumer services as a voluntary benefit as part of their employee benefit enrollment process; and in our breach channel, enterprises that have experienced a data breach pay us a fee to provide our services to the victims of the data breach. We also offer special discounts and promotions from time to time as incentives to prospective members to enroll in one of our consumer services. Our members pay us the full subscription fee at the beginning of each subscription period, in most cases by authorizing us to directly charge their credit or debit cards. We initially record the subscription fee as deferred revenue and then recognize it ratably on a daily basis over the subscription period. The prepaid subscription fees enhance our visibility of revenue and allow us to collect cash prior to paying our fulfillment partners.
We also derive revenue from transaction fees from our enterprise customers. Our enterprise customers pay us based on their monthly volume of transactions with us, with over 30% of our enterprise customers committed to monthly transaction minimums. We recognize revenue at the end of each month based on transaction volume for that month and bill our enterprise customers at the conclusion of each month.
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
Our Business Model
We operate our business and our Chief Operating Decision Maker, or CODM, who is our CEO and President, reviews and assesses our operating performance using two reportable segments: our consumer segment and our enterprise segment. We review and assess our operating performance primarily using segment revenue, income (loss) from operations, total assets and other key financial and operating metrics discussed below. These performance measures include the allocation of operating expenses to our reportable segments based on management’s specific identification of costs associated to those segments.
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

Key Operating Metrics
The following table summarizes our key operating metrics:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except percentages and per member data) (Unaudited)
Cumulative ending members	4,414	4,080	4,414	4,080
Gross new members	254	251	903	989
Member retention rate	85.5%	86.6%	85.5%	86.6%
Average cost of acquisition per member	$255	$237	$255	$202
Monthly average revenue per member	$12.25	$11.91	$12.05	$11.68
Enterprise transactions	103,240	74,280	272,504	208,324
Cumulative ending members. We calculate cumulative ending members as the total number of members at the end of the relevant period. The majority of our members are paying subscribers who have enrolled in our consumer services directly with us on a monthly or annual basis. Other members receive our consumer services through third-party entities that pay us directly because of a breach within the entity. Entities also embed our service within a broader third-party offering, or as an employee benefit paid for by the member's employer, which adds to our member total. We monitor cumulative ending members because it provides an indication of the revenue and expenses that we expect to recognize in the future.

As of September 30, 2016, our cumulative ending member base increased 8% year over year. Several factors drove this increase, including the success of our marketing campaigns, increased awareness of data breaches, media coverage of identity theft, and our member retention rate. The year over year increase as of September 30, 2016 is lower than the year over year increase of 16% as of September 30, 2015, primarily as a result of an increase in members during the nine-month period ended September 30, 2015 as a result of a breach at a large health insurance company in the first quarter of 2015, which resulted in our most successful gross new member quarter in our history. In addition, as a result of the FTC litigation which commenced in the quarter ended September 30, 2015, we reduced marketing expenses with our strategic partners and certain other campaigns resulting in reduced enrollments. While new member growth from our direct to consumer channel has improved through the first nine months of 2016, we do not expect new member growth from our strategic partner channel to return to previous levels for several quarters. We have also experienced an increase in cancellations through the first nine months of 2016 due to the expiration of a large number of breach contracts and a higher number of cancellations from our online affiliates.

Gross new members. We calculate gross new members as the total number of new members who enroll in one of our consumer services during the relevant period. Many factors may affect the volume of gross new members in each period, including the effectiveness of our marketing campaigns, the timing of our marketing programs, the effectiveness of our strategic partnerships, and the general level of identity theft coverage in the media, including the occurrence of material breach events. In addition, enrollments from our employee benefit channel are expected to be heavily weighted to the fourth fiscal quarter when the majority of employers have open enrollment periods. We monitor gross new members because it provides an indication of the revenue and expenses that we expect to recognize in the future. Gross new members increased 1% for the three-month period ended September 30, 2016 and decreased 9% for the nine-month period ended September 30, 2016 compared to the same periods last year. The decrease in our gross new members for the nine-month periods ended September 30, 2016 was primarily due to the media attention related to the large breach at a health insurance company in the first quarter of 2015, which resulted in our most successful gross new member quarter in our history. In addition, we continue to develop the strategic partner channel which was significantly impacted by the FTC litigation which commenced in the quarter ended September 30, 2015. Due to the impact of the FTC litigation and a shift to focus on larger partners, we do not expect the strategic partner channel to have a material impact in the current year, but we expect the channel to have a positive impact in future years.
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
Our member retention rate as of September 30, 2016 was significantly impacted by the high number of cancellations of members who enrolled during the first quarter of 2015 as a result of the breach at a large health insurance company who failed to renew on their first anniversary during the first nine months of 2016. Historically the first renewal date for our members is when we experience our lowest member retention. In addition, there was a large number of cancellations in the nine-month period ended September 30, 2016 from oil and gas employers within our employee benefit channel as a result of a downturn in the oil and gas industry. We also saw a number of cancellations which resulted from the expiration of breach contracts. In addition we experienced an increase in cancellations in the last six months of fiscal 2015 associated with the announcement of the FTC litigation. As our retention rate is determined on an annual basis these factors will continue to impact the annual retention rate for several quarters. We also continue to see an on-going shift of our enrollments to premium products and monthly billing plans. Both of these cohorts tend to have slightly higher cancellation rates than our standard product and annual payment plans, so we expect this trend to continue. We further expect that our retention rates may be affected by payments to class members related to our FTC litigation related Ebarle class action that began during the fourth quarter of 2016.
Average cost of acquisition per member. We calculate average cost of acquisition per member as our sales and marketing expense for our consumer segment during the relevant period divided by our gross new members for the period. A number of factors may influence this metric, including shifts in the mix of our media spend. For example, when we engage in marketing efforts to build our brand, our short-term cost of acquisition per member increases with the expectation that it will decrease over the long term as marketing spend decreases. In addition, when we introduce new partnerships, such as partnerships in our embedded product channel, our average cost of acquisition per member may decrease due to the volume of members that enroll in our consumer services in a relatively short period of time. The average cost of acquisition per member is typically lowered by enrollments in the employee benefit channel which typically have a much lower cost of acquisition and are expected to occur predominately in the fourth fiscal quarter when the majority of employers hold open enrollment. We monitor average cost of acquisition per member to evaluate the efficiency of our marketing programs in acquiring new members. Our average cost of acquisition per member increased for the three- and nine-month periods ended September 30, 2016 when compared with the same periods in the prior year as a result of our continued investment in our sales and marketing efforts and a decrease in gross new members period over period due in part to the impact of the breach at a large health insurance company in the first quarter of 2015. As a result of the high level of impacted people and the media coverage related to this breach, we were able to acquire a high number of gross new members at a lower cost of acquisition in the first half of 2015 as compared to our typical cost of acquisition, including the cost of acquisition in the first nine months of 2016. In addition, we believe that as a result of the FTC matter, enrollments through relationships with strategic partners were lower in the first nine months of 2016 than in prior periods. Generally, as with our employee benefits channel, enrollments through relationships with strategic partners are at a lower average cost of acquisition per member.
Our member retention rate and the increasing monthly average revenue per member, primarily from the continued penetration of our premium service offerings, results in a higher lifetime value of a member relationship. This enables us to absorb a higher average cost of acquisition per member and still recognize value over the lifetime of our member relationships.
Monthly average revenue per member. We calculate monthly average revenue per member as our consumer revenue during the relevant period divided by the average number of cumulative ending members during the relevant period (determined by taking the average of the cumulative ending members at the beginning of the relevant period and the cumulative ending members at the end of each month in the relevant period), divided by the number of months in the relevant period. A number of factors may influence this metric, including whether a member enrolls in one of our premium services; whether we offer the member any promotional discounts upon enrollment; the distribution channel through which we acquire the member, as we offer wholesale pricing in our embedded product, employee benefit, and breach channels; and whether a new member subscribes on a monthly or annual basis, as members enrolling on an annual subscription receive a discount for paying for a year in advance. While our retail list prices have historically remained unchanged, we have seen our monthly average revenue per member increase primarily due to increased adoption of our premium services by a greater percentage of our members, a trend we expect to continue. We monitor monthly average revenue per member because it is a strong indicator of revenue in our consumer business and of the performance of our premium services.

Our monthly average revenue per member increased approximately 3% for the three- and nine-month periods ended September 30, 2016, respectively, compared to the same periods last year. The increases resulted primarily from the continued success of our premium service offerings, which accounted for more than 40% of our gross new members for the three- and nine-month periods ended September 30, 2016. Monthly average revenue per member growth has been negatively impacted by the slow-down in the strategic partner channel which typically has a higher premium mix of members.
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
Enterprise transactions increased 39% and 31% for the three- and nine-month periods ended September 30, 2016, respectively, compared to the same periods last year. Enterprise transactions increased as we continued to add net new customers and to expand our offerings with our existing customer base.
Key Financial Metrics
The following table summarizes our key financial metrics:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Consumer revenue	$161,671	$144,648	$470,260	$411,178
Enterprise revenue	8,623	7,304	23,746	20,139
Total revenue	170,294	151,952	494,006	431,317
Adjusted net income	33,549	27,579	35,060	32,323
Adjusted EBITDA	36,548	29,797	43,540	39,314
Free cash flow	22,927	18,378	41,097	68,302
Please see descriptions and reconciliations of non-GAAP financial measures below.

Adjusted Net Income
Adjusted net income is a non-U.S. GAAP financial measure that we calculate as net income excluding amortization of acquired intangible assets, stock-based compensation, income tax benefits and expenses resulting from changes in our deferred tax assets, and acquisition related expenses. For the three- and nine-month periods ended September 30, 2016, we also excluded the expenses for the FTC and related litigation and the impact of a legal reserve for the settlement of a derivative lawsuit. In addition, for the three- and nine-month periods ended September 30, 2015, we excluded the impact of the legal reserve for a settlement of a class action lawsuit and expenses for the FTC and related litigation. Adjusted net income is a key measure we use to understand and evaluate our operating performance and trends. In particular, the exclusion of certain expenses in calculating adjusted net income can provide a useful measure for period-to-period comparisons of our core business, and reflects a metric that management reviews in the evaluation of our business.
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

•	adjusted net income does not reflect the cash requirements for the class action lawsuit and the FTC and related litigation;

•	adjusted net income does not reflect the cash requirements for new acquisitions;

•	adjusted net income does not reflect changes in, or cash requirements for, our working capital needs;

•	adjusted net income does not consider the potentially dilutive impact of stock-based compensation;

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
Because of these limitations, you should consider adjusted net income alongside other financial performance measures, including various net income (loss), cash flow metrics, and our other U.S. GAAP results. The following table presents a reconciliation of net income (loss) to adjusted net income for applicable items of income and expense that impacted each of the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Reconciliation of Net Income (Loss) to Adjusted Net Income:	(in thousands)
Net income (loss)	$14,402	$(65,145)	$(4,390)	$(73,783)
Amortization of acquired intangible assets	1,982	2,084	8,344	6,251
Stock-based compensation	8,612	7,863	25,509	20,287
Deferred income tax expense (benefit)	8,527	(22,075)	(3,801)	(27,784)
Legal reserves and settlements	—	96,000	6,000	98,500
Expenses related to the FTC litigation	26	5,733	3,398	5,733
Acquisition related expenses	—	3,119	—	3,119
Adjusted net income	$33,549	$27,579	$35,060	$32,323

Adjusted EBITDA
Adjusted EBITDA is a non-U.S. GAAP financial measure that we calculate as net income (loss) excluding depreciation and amortization, stock-based compensation, interest expense, interest income, other income (expense), income tax (benefit) expense, and acquisition related expenses. For the three- and nine-month periods ended September 30, 2016, we also excluded the expenses for the FTC and related litigation and the impact of a legal reserve for the settlement of the derivative lawsuit. In addition, for the three- and nine-month periods ended September 30, 2015, we excluded the impact of the legal reserve for a settlement with a class action lawsuit and expenses for the FTC and related litigation. We have included adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measure we use to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop short- and long-term operational plans. In particular, the exclusion of certain expenses in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business, and reflects a metric that management reviews in the evaluation of our business. Additionally, adjusted EBITDA is a key financial measure used in determining management’s incentive compensation.
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

•	adjusted EBITDA does not reflect the cash requirements for the class action lawsuit and the FTC and related litigation;

•	adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	adjusted EBITDA does not consider the potentially dilutive impact of stock-based compensation;

•	adjusted EBITDA does not reflect cash interest income or expense;

•	adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us;

•	adjusted EBITDA does not reflect the expenses incurred for new acquisitions; and

•	other companies, including companies in our industry, may calculate adjusted EBITDA or similarly titled measures differently, limiting their usefulness as a comparative measure.

Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various net income (loss), cash flow metrics, and our other U.S. GAAP results. The following table presents a reconciliation of net income (loss) to adjusted EBITDA for applicable items of income and expense that impacted each of the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Reconciliation of Net Income (Loss) to Adjusted EBITDA:	(in thousands)
Net income (loss)	$14,402	$(65,145)	$(4,390)	$(73,783)
Depreciation and amortization	5,057	4,432	17,082	13,292
Stock-based compensation	8,612	7,863	25,509	20,287
Interest expense	111	89	403	265
Interest income	(272)	(219)	(875)	(498)
Other expense	85	—	214	183
Income tax expense (benefit)	8,527	(22,075)	(3,801)	(27,784)
Legal reserves and settlements	—	96,000	6,000	98,500
Expenses related to the FTC litigation	26	5,733	3,398	5,733
Acquisition related expenses	—	3,119	—	3,119
Adjusted EBITDA	$36,548	$29,797	$43,540	$39,314
Free Cash Flow
Free cash flow is a non-U.S. GAAP financial measure that we calculate as net cash provided by operating activities less net cash used in investing activities for acquisitions of property and equipment. Additionally, we add or deduct legal settlements paid or received, respectively, and we also adjust for expenses paid for the FTC matters and related litigation. We use free cash flow as a measure of our operating performance; for planning purposes, including the preparation of our annual operating budget; to allocate resources to enhance the financial performance of our business; to evaluate the effectiveness of our business strategies; to provide consistency and comparability with past financial performance; to determine capital requirements; to facilitate a comparison of our results with those of other companies; and in communications with our board of directors concerning our financial performance.
We use free cash flow to evaluate our business because, although it is similar to net cash provided by (used in) operating activities, we believe it typically presents a more conservative measure of cash flow as purchases of property and equipment are necessary components of ongoing operations. We believe that this non-U.S. GAAP financial measure is useful in evaluating our business because free cash flow reflects the cash surplus available to fund the expansion of our business, excluding expenses related to the FTC litigation and settlement, after payment of capital expenditures relating to the necessary components of ongoing operations. We also believe that the use of free cash flow provides consistency and comparability with our past financial performance, and facilitates period-to-period comparisons of operations.
Although free cash flow is frequently used by investors in their evaluations of companies, free cash flow has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our operating results as reported under U.S. GAAP. Some of these limitations include the following:

•	free cash flow does not reflect our future requirements for contractual commitments to third- party providers;

•	free cash flow does not reflect the cash requirements or recoveries for legal settlements or expenses paid for the the FTC and related litigation;

•	free cash flow does not reflect the non-cash component of employee compensation or depreciation and amortization of property and equipment; and

•	other companies, including companies in our industry, may calculate free cash flow or similarly titled measures differently, limiting their usefulness as comparative measures.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Reconciliation of Net Cash Provided By Operating Activities to Free Cash Flow:	(in thousands)
Net cash provided by operating activities	$5,626	$20,826	$26,260	$75,723
Acquisitions of property and equipment	(1,962)	(4,084)	(11,299)	(9,057)
Legal settlements paid (received)	18,642	—	21,142	—
Expenses paid for the FTC litigation	621	1,636	4,994	1,636
Free cash flow	$22,927	$18,378	$41,097	$68,302
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
Mix of members by services, billing cycle, and distribution channel. Our performance is affected by the mix of members subscribing to our various consumer services, by billing cycle (annual versus monthly), and by the distribution channel through which we acquire the member. Our adjusted EBITDA, adjusted net income, free cash flow, and average cost of acquisition per member are all affected by this mix. We have seen a recent shift to more monthly members, in large part due to the increase in the number of members enrolling through our embedded product and employee benefits channels in which our members enroll on a monthly basis. Since releasing our Ultimate Plus and Advantage products in the third quarter of 2014, and with subsequent changes to these product offerings,we have continued to see over 40% of our new enrollments purchase these two premium products, and have seen an increase in these premium members electing to take the product on a monthly subscription.
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
Our enterprise business relies on the retention of enterprise customers to maintain the effectiveness of our services because our enterprise customers typically provide us with their customer transaction data as part of our service. Losing a significant number of these customers would reduce the breadth and effectiveness of our services. In addition, less than 1% of our overall revenue for the three- and nine-month periods ended September 30, 2016 was derived from direct competitors to our consumer business. As we have given notice of non-renewal to competitors in our consumer segment, we have allowed such contracts to lapse, and accordingly, this may continue to decline over time.
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

Regulatory developments. Our business is subject to regulation by federal, state, local, and foreign authorities. Any changes to the existing applicable laws, regulations, or rules or the interpretation thereof by regulatory authorities; any determination that other laws, regulations, or rules are applicable to us; or any determination that we have violated any of these laws, regulations, or rules could adversely affect our operating results. The business of some of our vendors, data providers and enterprise customers may also by subject to regulation by such governmental authorities and changes in applicable laws, regulations or rules applicable to them may as a result require us to adapt our product and service offerings in a timely manner. As previously disclosed, in 2010, we entered into an order with the FTC (the FTC Order). In 2010, at the same time we entered into the FTC Order, we entered into companion orders with 35 states' attorneys general that imposed on us injunctive provisions similar to the FTC Order relating to our advertising and marketing of our identity theft protection services. On July 21, 2015, the FTC initiated a contempt action alleging that we violated the FTC Order, which we refer to as the FTC Contempt Action. On December 17, 2015, the FTC approved a comprehensive settlement agreement, pursuant to which we resolved all matters related to the FTC Contempt Action and provided a mechanism to fund a settlement in the Ebarle Class Action (as described in more detail in Part II, Item 1 - Legal Proceedings). Under the terms of the settlement, $100 million was placed into the registry of the court overseeing the FTC Contempt Action, $68 million of which was distributed to the court overseeing the Ebarle Class Action to fund the consumer redress contemplated by that settlement, which was approved by the court, and the remaining $32 million of the settlement remains in the registry of the Arizona court. While the Ebarle Class Action court ruling has been appealed by certain objectors in the case, the $68 million redress checks have been distributed to consumers who are members of the class. At this stage, we are not aware of proceedings initiated against us by any states’ attorneys general, alleging that we violated the companion orders from 2010. As of September 30, 2016, we have $3 million accrued for a potential settlement with states’ attorneys general. The ultimate resolution of the matter with the states’ attorneys general is uncertain and may involve a materially higher settlement than $3 million.
We collect and remit sales tax in several states related to the sale of our consumer services. Other states or one or more other jurisdictions could seek to impose sales or other tax collection obligations on us in the future. A successful assertion by any state or other jurisdiction that we should be collecting sales or other taxes on the sale of our services could, among other things, increase the cost of our services, create significant administrative burdens for us, result in substantial tax liabilities, discourage current members and other consumers from purchasing our services, or otherwise substantially harm our business and operating results.
For a discussion of additional factors and risks facing our business, see “Risk Factors” in Part II Item 1A. of this Form 10-Q, in our fiscal 2015 Form 10-K, and in our other filings with the SEC.
Basis of Presentation and Key Components of Our Results of Operations
We operate our business and our CODM reviews and assesses our operating performance using two reportable segments: our consumer segment and our enterprise segment. We review and assess our operating performance using segment revenue, income (loss) from operations, total assets and our key financial and operating metrics. These performance measures include the allocation of operating expenses to our reportable segments based on management’s specific identification of costs associated to those segments.
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
General and Administrative
General and administrative expenses consist primarily of personnel costs, professional fees, and facility-related expenses associated with our internal support functions. Our professional fees principally consist of outside legal, auditing, accounting, and other consulting fees. Legal costs included within our general and administrative expenses also include costs incurred to litigate and settle various legal matters, including the FTC related litigation. We expect our general and administrative expenses will increase in absolute dollars for the foreseeable future as we hire additional personnel and expand our office facilities to support our overall growth and incur additional costs associated with our public company and regulatory compliance.

Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets is the amortization expense associated with core technology, customer relationships, trade names and trademarks, and assembled workforce resulting from business acquisitions. As of September 30, 2016, we had $21.8 million in intangible assets, net of amortization, as a result of our acquisitions. The acquired intangible assets have useful lives of between one and ten years and we expect to recognize approximately $10.3 million of amortization expense in the year ending December 31, 2016.
Provision for Income Taxes
We are subject to federal income tax as well as state income tax in various states in which we conduct business. Our effective tax rate for the nine-month periods ended September 30, 2016 and 2015, approximated the U.S. federal statutory tax rate plus the impact of state taxes and permanent and other temporary differences.
Results of Operations
Comparison of the Three- and Nine-Month Periods Ended September 30, 2016 and 2015
Total Revenue

	For the Three Months Ended			For The Nine Months Ended
	September 30,			September 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands)
Consumer revenue	$161,671	$144,648	11.8%	$470,260	$411,178	14.4%
Enterprise revenue	8,623	7,304	18.1%	23,746	20,139	17.9%
Total revenue	$170,294	$151,952	12.1%	$494,006	$431,317	14.5%
Consumer revenue increased by $17.0 million and $59.1 million for the three- and nine-month periods ended September 30, 2016, respectively, compared to the same periods last year. The increase resulted primarily from the increase in the number of our members, which grew 8% to approximately 4.4 million as of September 30, 2016 as compared to September 30, 2015. In addition, our monthly average revenue per member increased 3% for the three- and nine-month periods ended September 30, 2016, respectively, compared to the same periods last year. The increase in members and monthly average revenue per member resulted from the continued success of our premium service offerings, including our LifeLock Advantage and LifeLock Ultimate Plus services, and our advertising and marketing campaigns designed to increase the overall awareness of our services and identity theft. However, the increase in members and monthly average revenue per member were slowed primarily due to the weakness in our strategic partner channel as a result of the FTC litigation in the third fiscal quarter of 2015 and a focus on larger partners, and therefore we do not expect this channel to provide significant new members in 2016.
Enterprise revenue increased by $1.3 million and $3.6 million for the three- and nine-month periods ended September 30, 2016, respectively, compared to the same periods last year. The increases are attributable to the growth of our enterprise customer base and expansion of our offerings to our current customer base.
Cost of Services and Gross Profit

	For the Three Months Ended			For The Nine Months Ended
	September 30,			September 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands)
Cost of services	$34,782	$33,988	2.3%	$118,410	$103,470	14.4%
Percentage of revenue	20.4%	22.4%		24.0%	24.0%
Gross profit	135,512	117,964	14.9%	375,596	327,847	14.6%
Gross margin	79.6%	77.6%		76.0%	76.0%
Gross profit increased by $17.5 million and $47.7 million for the three- and nine-month periods ended September 30, 2016, respectively, compared to the same periods last year. The increases resulted primarily from increased revenue associated with the growth in the number of our members and increased monthly average revenue per member. Gross margin for the nine-month period ended September 30, 2016 remained flat, primarily attributable to costs incurred in the second quarter with respect to the migration of credit services for premium members to our new data platform, which resulted in additional expense of approximately $6.0 million that would have been spread out over the remainder of our fiscal year under our previous data platform.
Sales and Marketing

	For the Three Months Ended			For The Nine Months Ended
	September 30,			September 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands)
Sales and marketing	$68,416	$62,850	8.9%	$240,492	$209,470	14.8%
Percentage of revenue	40.2%	41.4%		48.7%	48.6%
Sales and marketing expenses increased by $5.6 million and $31.0 million for the three- and nine-month periods ended September 30, 2016, respectively, compared to the same periods last year. The increases resulted from increased advertising expenses, external sales commissions, and personnel costs, including increased non-cash stock-based compensation. The increase in our sales and marketing expenses reflected our investment to drive new membership growth, our continued advertising of our premium service offerings, and our efforts to highlight the growing identity theft issue and to educate consumers.
Technology and Development

	For the Three Months Ended			For The Nine Months Ended
	September 30,			September 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands)
Technology and development	$20,379	$19,396	5.1%	$61,509	$52,928	16.2%
Percentage of revenue	12.0%	12.8%		12.5%	12.3%
Technology and development expenses increased by $1.0 million and $8.6 million for the three- and nine-month periods ended September 30, 2016, respectively, compared to the same periods last year. The increases resulted primarily from increased personnel costs, including non-cash stock-based compensation, which were primarily the result of continuing to expand our product and technology team, primarily in Silicon Valley in Northern California. In addition, we also made investments in product enhancements, security, infrastructure, and market research.
General and Administrative

	For the Three Months Ended			For The Nine Months Ended
	September 30,			September 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands)
General and administrative	$21,882	$120,984	(81.9)%	$73,700	$160,815	(54.2)%
Percentage of revenue	12.8%	79.6%		14.9%	37.3%
General and administrative expenses decreased by $99.1 million and $87.1 million for the three- and nine-month periods ended September 30, 2016, respectively, compared to the same periods last year. The decrease relates primarily to the third quarter 2015 accrual of $96 million for the settlement with the FTC and a national class of consumers as part of the Ebarle Class Action, to resolve outstanding litigation, and a potential settlement with certain states' attorneys general in addition to a decrease in legal fees associated with such matters, which caused general and administrative expenses to be significantly higher than usual for the three- and nine-month periods ended September 30, 2015. The decreases were partially offset by an increase in personnel costs, including non-cash stock-based compensation, and additional costs associated with our regulatory compliance, and office expansion. In the second quarter of 2016, we accrued $6.0 million for the settlement of securities derivative lawsuits, which was paid in the third quarter of 2016.

Amortization of Acquired Intangible Assets

	For the Three Months Ended			For The Nine Months Ended
	September 30,			September 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands)
Amortization of acquired intangible assets	$1,982	$2,084	(4.9)%	$8,344	$6,251	33.5%
Percentage of revenue	1.2%	1.4%		1.7%	1.4%
Amortization of acquired intangible assets decreased by $0.1 million and increased $2.1 million for the three- and nine-month periods ended September 30, 2016, respectively, compared to the same periods last year. The period over period increase and quarter over quarter decrease is due to the acceleration of amortization of our technology intangible asset acquired in the Lemon acquisition and an assembled workforce intangible asset acquired in 2015, which were fully amortized through the second quarter of 2016.
Other Income

	For the Three Months Ended			For The Nine Months Ended
	September 30,			September 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands)
Interest expense	$(111)	$(89)	24.7%	$(403)	$(265)	52.1%
Interest income	272	219	24.2%	875	498	75.7%
Other	(85)	—	N/A	(214)	(183)	16.9%
Total other income	$76	$130	(41.5)%	$258	$50	416.0%
Other income remained generally flat for the three-month period ended September 30, 2016 compared to the third quarter 2015, and increased $0.2 million for the nine-month period ended September 30, 2016 compared to the same period last year. The increase in the nine-month period was primarily due to the increase in interest income on our marketable securities.
Income Tax Expense (Benefit)

	For the Three Months Ended			For The Nine Months Ended
	September 30,			September 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands)
Income tax benefit	$8,527	$(22,075)	(138.6)%	$(3,801)	$(27,784)	(86.3)%
Effective tax rate	37.2%	25.3%		46.4%	27.4%
Our effective tax rate for the three- and nine-month periods ended September 30, 2016 and 2015, differed from the U.S. federal statutory tax rate plus the impact of state taxes as a result of tax return to provision adjustments which resulted in an income tax benefit of $0.8 million and $0.4 million, respectively.
Liquidity and Capital Resources
As of September 30, 2016, we had $34.8 million in cash and cash equivalents, which consisted of cash and money market funds, and $131.3 million in marketable securities, which consisted of corporate bonds, municipal bonds, government securities, agency securities, commercial paper, and certificates of deposit.  We classify our marketable securities as short-term regardless of contractual maturity based on our ability to liquidate those investments for use in current operations. Additionally, we have a revolving line of credit, described below. We did not draw on the line of credit during the nine-month period ended September 30, 2016.  As of September 30, 2016, we had no outstanding debt.  We believe that our existing cash and cash equivalents and marketable securities together with cash generated from operations will be sufficient to fund our operations for at least the next 12 months, including amounts reserved for potential legal settlements. However, our future liquidity and capital requirements may vary materially from our expectations depending on many factors, including, but not limited to our revenues and gross margins, our cash flows from operations, the timing of payments with respect to the settlements, expenses and judgments related to our litigation matters, future disputes or litigation, and the availability of our revolving line of credit. We may need to seek additional capital and such capital may not be available on terms acceptable to us or at all.
Operating Activities
For the nine-month period ended September 30, 2016, operating activities generated $26.3 million in cash despite a net loss of $4.4 million, resulting from adjustments for non-cash items such as depreciation and amortization of $17.1 million, stock-based compensation of $25.5 million, and an income tax benefit of $3.8 million. We also had an increase in deferred revenue related to the overall growth of our business which provided operating cash of $22.6 million and we had a decrease in operating cash as a result of changes in other operating assets and liabilities of $33.0 million, which included payments for previously accrued legal settlements of $21.1 million.
For the nine-month period ended September 30, 2015, operating activities generated $75.7 million in cash as a result of a net loss of $73.8 million, adjusted by non-cash items such as depreciation and amortization of $13.3 million, stock-based compensation of $20.3 million, and an income tax benefit of $27.8 million. An increase in deferred revenue related to the overall growth of our business provided operating cash of $25.6 million and positive net operating cash flows of $115.4 million from other operating assets and liabilities.
Investing Activities
For the nine-month period ended September 30, 2016, we used $11.3 million of cash to acquire property and equipment, primarily computer equipment and software, including personnel and third-party costs related to internally developed software, as we continue to expand our team and enhance our service, and we paid $4.3 million of premiums for company-owned life insurance policies. In addition, we had net cash inflows of $64.4 million attributable to the maturities and coupon payments of our marketable securities.
For the nine-month period ended September 30, 2015, we acquired BitYota, Inc. for $12.8, we used $9.1 million of cash to acquire property and equipment primarily attributable to the expansion of our office locations, we invested a net $68.9 million of cash in marketable securities, and we paid $4.3 million of premiums for company-owned life insurance policies.
Financing Activities
For the nine-month period ended September 30, 2016, net cash used in financing activities was $90.5 million as a result of cash paid related to the repurchase of our common stock of $100.0 million, primarily under our accelerated share repurchase programs, and $6.2 million paid for employee withholding tax related to net distributions of restricted stock units and restricted stock, offset by cash received from the exercise of stock options of $15.8 million.
For the nine-month period ended September 30, 2015, financing activities generated net cash of $8.4 million as a result of cash received from the exercise of stock options of $10.1 million, offset by $1.7 million paid for employee withholding tax related to net distributions of restricted stock units and restricted stock.
Debt Obligations
Senior Credit Facility
There have been no changes in our Credit Agreement and related documents with Bank of America, which we refer to as our Senior Credit Facility, from the disclosure in our fiscal 2015 Form 10-K. At September 30, 2016, we were in compliance with all the covenants of the Senior Credit Facility.
As of September 30, 2016, we had outstanding letters of credit in the amount of $1.3 million in connection with certain leases for office space, and no other amounts were outstanding.
Contractual Obligations
In April 2016, we entered into a nine-year lease agreement for an office building in Mountain View, CA. The total expected minimum operating lease commitment is $42.4 million, which is accounted for as a build-to-suit lease. We have an option to renew the lease for an additional seven-year term. There were no other material changes in our commitments under contractual obligations to those disclosed in our fiscal 2015 Form 10-K.
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
We believe that the assumptions and estimates associated with revenue recognition for payments and other fees, income taxes, and stock-based compensation have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.
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
Evaluation of Disclosure Controls and Procedures
Management, together with our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. The purpose of this evaluation is to determine if, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective such that the information required to be disclosed in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2016.
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
On July 21, 2015 the FTC lodged, under seal, in the United States District Court for the District of Arizona, a motion seeking to hold us in contempt of the consent decree we entered into with the FTC in 2010 (the FTC Order). On December 17, 2015, we entered into a comprehensive settlement agreement with the FTC, pursuant to which we resolved all matters related to the FTC Contempt Action and provided a mechanism to fund a settlement of the Ebarle Class Action described below. On January 19, 2015, plaintiffs Napoleon Ebarle and Jeanne Stamm filed a nationwide putative consumer class action lawsuit against us in the United States District Court for the Northern District of California. A second amended complaint was filed on November 4, 2015 on behalf of four plaintiffs who alleged that we engaged in deceptive marketing and sales practices in connection with our membership plans in violation of the Arizona Consumer Fraud Act, Breach of Contract, unjust enrichment and violation of the Federal Declaratory Judgment Act.
Under the terms of the FTC settlement, $100 million was placed into the registry of the court overseeing the FTC Contempt Action, $68 million of which was authorized to be distributed to fund the consumer redress contemplated by the Ebarle Class Action settlement. Those funds have been transferred to the supervision of the court overseeing the Ebarle Class Action Settlement.
On September 20, 2016, the court overseeing the Ebarle Class Action entered judgment and an order granting plaintiffs’ motion for final approval of the parties’ proposed settlement agreement, awarding plaintiffs’ counsel $10.2 million in fees and costs and awarding each of the four plaintiffs $2,000 as a service award. Beginning on October 11, 2016, the Court-appointed settlement administrator distributed settlement checks to settlement class members using the $68 million transferred in February 2016 to the court-appointed settlement administrator from the court’s registry in the FTC Contempt Action. The remaining $32 million of the settlement remains in the registry of the Arizona court. In addition, we have $3.0 million accrued for a potential settlement with states attorneys general for related claims.
Appeals of the final approval order and judgment were filed by six objectors prior to the filing deadline and are pending in the Ninth Circuit Court of Appeals. The appeals do not impact the timing of the payment of settlement checks to settlement class members or payment of the attorneys’ fees, costs and service awards to plaintiffs. A mediation assessment conference is scheduled with the Court of Appeals for November 9, 2016, in connection with the initial appeal filed, and the appeal briefs are currently due on various dates in January through March 2017. However, the parties have agreed to consolidate the appeals which is likely to have an impact on the current schedule.
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
Mr. Casares filed a cross-claim against us and Lemon, Inc. (now Lemon, LLC) on July 24, 2015, for breach of contract, breach of the implied covenant of good faith and fair dealing, conversion, unjust enrichment, and declaratory relief, all arising from the termination of his employment.  Because of the January 4, 2016 order staying the case in its entirety, the court did not rule on the motion to dismiss. Mr. Casares filed a separate complaint against us, Lemon, LLC, and Shareholder Representative Services LLC (SRS) in Delaware Chancery Court on October 7, 2015 for breach of contract and seeking a declaratory judgment.  The action concerns a December 12, 2014 settlement agreement that resolved certain disputes against other former stockholders of Lemon, Inc. arising out of our December 11, 2013 Lemon acquisition.  We, along with Lemon, LLC, moved to dismiss the complaint on October 28, 2015.  Mr. Casares responded by filing an amended complaint on January 8, 2016. LifeLock, Inc. and Lemon, LLC moved to dismiss the amended complaint. That motion was heard on September 27, 2016 and granted in part and denied in part the same day. The Court has not yet set a schedule for pretrial or trial proceedings in the case.
On September 19, 2016, LifeLock and its subsidiary Lemon. LLC, filed a lawsuit in Delaware Chancery Court against Mr. Casares and Ms. McAdam, stemming from the December 11, 2013 merger between LifeLock and Lemon. Specifically, the complaint alleges that both Mr. Casares and Ms. McAdam breached the representations and warranties in the merger agreement and associated contracts, such as their respective non-disclosure agreement, by failing to disclose Lemon’s pre-merger development of Xapo. The complaint also alleges that Mr. Casares and Ms. McAdam fraudulently induced LifeLock to enter into the merger agreement, breached their fiduciary duties to Lemon, and were unjustly enriched from their fraudulent conduct. Defendants filed a motion to dismiss on October 24, 2016. The parties have not yet agreed to a briefing schedule for the motion.
On July 22, 2015, Miguel Avila, representing himself and seeking to represent a class of persons who acquired our securities from July 30, 2014 to July 20, 2015, inclusive, filed a class action complaint in the United States District Court for the District of Arizona. His complaint alleged that Todd Davis, Christopher Power, and we violated Sections 10(b) and 20(a) of the Securities Exchange Act by making materially false or misleading statements, or failing to disclose material facts about our business, operations, and prospects, including with regard to our information security program, advertising, recordkeeping, and our compliance with the FTC Order. The complaint sought certification as a class action, compensatory damages, and attorney’s fees and costs. On September 21, 2015, four other Company stockholders, Oklahoma Police Pension and Retirement System, Oklahoma Firefighters Pension and Retirement System, Larisa Gassel, and Donna Thompson, and their respective attorneys all filed motions seeking to be appointed the lead plaintiff and lead counsel in this class action. On October 9, 2015, the Court appointed Oklahoma Police Pension and Retirement System and Oklahoma Firefighters Pension and Retirement System as lead plaintiffs. On December 10, 2015 lead plaintiffs filed a substantively similar amended complaint. Lead plaintiffs moved to lift the discovery stay imposed by the Private Securities Litigation Reform Act on January 21, 2016. On February 8, 2016, we, along with Mr. Davis and Mr. Power, opposed that motion and on April 22, 2016, the Court denied lead plaintiffs’ motion. We, along with Mr. Davis and Mr. Power, moved to dismiss the amended complaint on January 29, 2016. On August 3, 2016 the Court granted our motion to dismiss and later permitted lead plaintiffs until September 23, 2016 to seek leave to amend their complaint. On September 23, 2016, lead plaintiffs moved for leave to file a proposed Second Amended Complaint, which we did not oppose.  On October 13, 2016, the Court granted lead plaintiffs’ motion for leave to file a second amended complaint.  On October 14, 2016, lead plaintiffs filed the Second Amended Complaint, which is substantively similar to the amended complaint but adds our President, Hilary Schneider, as a named defendant. We, along with Ms. Schneider and Messrs. Davis and Power will move to dismiss the Second Amend Complaint by December 16, 2016, pursuant to a schedule stipulated by the parties and order by the Court.
On March 3, 2014, and March 10, 2014, two securities class action complaints were filed in the United States District Court for the District of Arizona, against us, Mr. Davis, and Mr. Power. On June 16, 2014, the court consolidated the complaints into a single action captioned In re LifeLock, Inc. Securities Litigation and appointed a lead plaintiff and lead counsel. On August 15, 2014, the lead plaintiff filed the Consolidated Amended Class Action Complaint (the Consolidated Amended Complaint), seeking to represent a class of persons who acquired our securities from February 26, 2013 to May 16, 2014, inclusive (the Class Period). The Consolidated Amended Complaint alleged that we, along with Mr. Davis, Mr. Power, and Ms. Schneider, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by making materially false or misleading statements, or failing to disclose material facts regarding certain of our business, operational, and compliance policies, including with regard to certain of our services, our data security program, and Mr. Davis’ compliance with the FTC Order. The Consolidated Amended Complaint alleged that, as a result, certain of our financial statements issued during the Class Period and certain public statements made by Ms. Schneider, Mr. Davis, and Mr. Power during the Class Period, were false and misleading. The Consolidated Amended Complaint sought certification as a class action, compensatory damages, and attorneys’ fees and costs. On December 17, 2014, the court granted our and the other defendants’ motion and dismissed the Consolidated Amended Complaint, giving the lead plaintiff 21 days to seek leave to amend. On January 16, 2015, lead plaintiff filed his Second Consolidated Amended Complaint which contained similar allegations, but no longer named Ms. Schneider as a defendant. On July 21, 2015, the court granted our and the other defendants’ motion to dismiss the Second Consolidated Amended Complaint, without leave to amend, and entered judgment in our favor. On August 18, 2015, the lead plaintiff along with another stockholder, City of Hallandale Beach Police and Firefighters’ Personnel Retirement Fund, moved to vacate the judgment on the grounds that the FTC’s July 21, 2015 motion seeking to hold us in contempt of the FTC Order constituted surprise and newly discovered evidence. Plaintiffs also sought permission to file a Third Consolidated Amended Complaint. We, Mr. Davis, and Mr. Power opposed plaintiffs’ motion. On September 18, 2015, the court denied plaintiffs’ motion to vacate the July 21, 2015 judgment and plaintiffs’ request to file another complaint. On September 21, 2015, plaintiffs filed a notice of appeal with the Ninth Circuit Court of Appeals. Plaintiffs appeal from the lower court’s July 21, 2015 order dismissing the Second Consolidated Amended Complaint and entering judgment in our favor, and the court’s September 18, 2015 order denying plaintiffs’ motion to vacate that judgment. Briefing of the appeal has been completed, but oral argument on the appeal has not been set by the Ninth Circuit.
On September 23, 2015, LifeLock stockholder Sridhar Manthangodu, filed a derivative complaint captioned Manthangodu v. Davis, et al., in the Superior Court of the State of Arizona, Maricopa County (Arizona Superior Court). The complaint alleged that certain of our directors (the Director Defendants) violated their fiduciary duties to LifeLock stockholders by, among other things, failing to ensure that we complied with the FTC Order. The complaint sought unspecified monetary damages, a return to the company of all personal compensation received by the Director Defendants, unspecified corporate governance reforms, and attorney’s fees. On December 24, 2015, the Arizona Superior Court issued an Order appointing plaintiff Manthangodu lead plaintiff and his counsel lead counsel.

Following the filing of the Manthangodu action, additional substantively similar stockholder derivative actions were purportedly filed on our behalf against certain of our current and former directors and officers, seeking similar relief as the Manthangodu complaint. Specifically, on October 28, 2015, a stockholder derivative complaint captioned Gassel v. Davis, et al., was filed in the United States District Court for the District Arizona (the “Arizona Federal District Court”); on November 19, 2015 and November 25, 2015, two stockholders derivative complaints captioned Stein v. Davis, et al. and John L. Munson Revocable Trust v. Davis, et al., respectively, were filed in the Delaware Court of Chancery; and on January 22, 2016, January 26, 2016, and February 1, 2016, three stockholders derivative complaints captioned, City of Pontiac General Employees’ Retirement Sys. v. Guthrie, et al.; Jiawei v. Davis, et al.; and Sprouse v. Davis, et al., respectively, were filed in the Arizona Superior Court. The plaintiffs in the Stein and Munson actions later voluntarily dismissed their actions, and on March 23, 2016, jointly filed a derivative complaint captioned, Stein and Munson v. Davis et al., in the Arizona Superior Court. In the Arizona Superior Court actions, from February to April 2016, the Court issued separate orders consolidating the Sprouse, City of Pontiac, Jiawei, and the Stein and the Munson actions with the Manthangodu action. The consolidated action is captioned In re: LifeLock, Inc. Derivative Litigation, with plaintiff Manthangodu as the lead plaintiff in the consolidated action. In the Gassel action, on April 13, 2016, on our motion, the Arizona Federal District Court granted a non-indefinite stay of that action and directed us to file a status update on the Manthangodu action, which we and the individual defendants filed on July 12, 2016 and October 10, 2016.
On June 30, 2016, we and the Director Defendants entered into a proposed settlement stipulation with lead plaintiff Manthangodu. In the proposed settlement stipulation, the lead plaintiff agreed to the dismissal, with prejudice, of the Manthangodu action as well as a release of any and all related stockholder claims against LifeLock and its current and former directors, officers, employees, and agents. In exchange, we and the Director Defendants agreed to continue and/or implement certain corporate governance measures and to pay attorney’s fees in the amount of $6 million. On July 1, 2016, lead plaintiff filed an unopposed motion for preliminary approval of the proposed settlement stipulation. On July 8, 2016, the Court preliminarily approved the proposed settlement stipulation, set a final approval hearing for August 30, 2016, and set August 16, 2016, as the deadline for stockholders to object to the terms of the proposed settlement stipulation. No objections to the settlement were filed and at the August 30, 2016 hearing, the Court granted final approval of the settlement, which was followed by a September 7, 2016 written order granting approval of the settlement. On November 1, 2016, the parties in the Gassel action filed a stipulation of dismissal of that action based on the release approved in the settlement. On November 2, 2016, the Arizona Federal District Court dismissed the Gassel action with prejudice.
On December 23, 2015, we filed an insurance coverage action in Arizona state court against our 2013-2014 primary and excess directors' and officers' (D&O) liability insurance carriers.  LifeLock’s complaint alleges that the primary and excess D&O insurers breached their insurance policies by wrongfully denying LifeLock defense and indemnity coverage for the various securities class action and stockholder derivative lawsuits filed against us.  LifeLock’s insurance coverage action also alleges that the primary D&O insurer breached its covenant of good faith and fair dealing, violated Arizona's consumer fraud statute and committed unfair insurance practices.  The insurers have filed responsive pleadings to LifeLock’s complaint and discovery is scheduled to take place through August of 2017.

Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. Before deciding to invest in our common stock, you should carefully consider each of the risk factors described in “Part I – Item 1A. Risk Factors” in our fiscal 2015 Form 10-K, and all information set forth in this Quarterly Report on Form 10-Q, and in our other filings with the Securities and Exchange Commission, or SEC. Those risks and the risks described in this Quarterly Report on Form 10-Q, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” could materially harm our business, financial condition, operating results, cash flow, and prospects. If that occurs, the trading price of our common stock could decline, and you may lose all or part of your investment.
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
Our services require us to collect, store, use, and transmit significant amounts of confidential information, including personally identifiable information, credit card information, and other critical data. We employ a range of information technology solutions, controls, procedures, and processes designed to protect the confidentiality, integrity, and availability of our critical assets, including our data and information technology systems. While we deploy a number of measures aimed to protect against security breaches and to minimize problems if a data breach were to occur, our information technology systems and infrastructure may be vulnerable to damage, compromise, disruption, and shutdown due to attacks or breaches by hackers or due to other circumstances, such as error or malfeasance by employees or third party service providers or technology malfunction. The occurrence of any of these events, as well as a failure to promptly remedy these events should they occur, could compromise our systems, and the information stored in our systems could be accessed, publicly disclosed, lost, stolen, or damaged. Any such circumstance could adversely affect our ability to attract and maintain customers as well as strategic partners, cause us to suffer negative publicity, and subject us to legal claims and liabilities or regulatory penalties. In addition, unauthorized parties might alter information in our databases, which could adversely affect both the reliability of that information and our ability to market and perform our services. Techniques used to obtain unauthorized access or to sabotage systems change frequently, are constantly evolving and generally are difficult to recognize and react to effectively. We may be unable to anticipate these techniques or to implement adequate preventive or reactive measures. Several recent, highly publicized data security breaches at other companies have heightened consumer awareness of this issue and may embolden individuals or groups to target our systems or those of our strategic partners or enterprise customers.
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
We operate in a highly competitive business environment in both our consumer and enterprise business. Our primary competitors are credit bureaus including Experian PLC, Equifax Inc., and TransUnion, as well as other entities, such as Affinion Group, EWS (Early Warning Services), Intersections Inc., CSID, LexisNexis Group and Credit Karma and other free credit monitoring services. We are also facing competition from large enterprises in the consumer, insurance and other industries offering similar products to ours powered by our competitors and at prices lower than we offer. Many of our competitors have substantially greater financial, technical, marketing, distribution, and other resources than we possess that afford them competitive advantages. As a result, they may be able to devote greater resources to the development, promotion, and sale of services, to deliver competitive services at lower prices or for free, and to introduce new solutions and respond to market developments and customer requirements more quickly than we can. Some of our competitors may also be our vendors and may be in a position to impair our ability to compete with them as a result of such relationship or threaten to do so if we chose to disengage with them. Some of our competitors may engage in deceptive or anti-competitive practices that may result in an increase in their market segment share and improve their position in the market. Consolidation of such competitors who are also vendors may adversely impact our ability to compete, the quality of service we receive from them or our ability to access data that was available to us prior to such consolidation. In addition, some of our competitors may have data that we do not have or cannot obtain without difficulty. Any of these factors could reduce our growth, revenue, access to valuable data, or market share.
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
Our services depend extensively upon continued access to and receipt of credible, timely and complete data from external sources, including data received from customers, vendors who are also competitors and fulfillment partners. Our data providers could stop providing data, provide untimely data, provide inaccurate or incomplete data, condition the delivery of data on additional measures that require a change to our product offerings or increase the costs for their data for a variety of reasons, including competitive considerations impacting willingness to share the data, lack of verification of the accuracy of the data, a perception that our systems are insecure as a result of a data security breach, budgetary constraints, a desire to generate additional revenue, or a contractual dispute. In addition, upon the termination of the contracts we have with certain of our enterprise customers or data providers, we are required to remove from our repositories the data contributed by and through those customers. We could also become subject to legislative, regulatory, or judicial restrictions or mandates on the collection, disclosure, or use of such data, in particular if such data is not collected by our providers in a way that allows us to legally use the data or if the data delivered to us is inaccurate or incomplete. Similarly, legislative, regulatory, or judicial restrictions or mandates impacting our enterprise customers or data providers may require us to change our product offerings or services in a timely manner and the failure to do so may negatively impact us as well. If we were to lose access to a substantial number of data sources or certain key data sources or certain data already in the LifeLock ecosystem, or if our access or use were restricted or became less economical or desirable, our ability to provide our services and the efficacy and attractiveness of the LifeLock ecosystem could be negatively affected, and this would adversely affect us from a competitive standpoint. This would also adversely affect our business, operating results, and financial condition. We may not be successful in maintaining our relationships with these external data source providers and may not be able to continue to obtain data from them on acceptable terms or at all. Furthermore, we cannot provide assurance that we will be able to obtain data from alternative or additional sources if our current sources become unavailable.
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
In addition, we experienced a higher level of cancellations in the second half of 2015, which we believe was driven by the announcement of the FTC litigation during the third quarter of 2015, which had a negative impact on our member retention rate. Our membership retention rate also was significantly impacted in the first nine months of 2016 by the high number of cancellations of members who enrolled during the first quarter of 2015 as a result of the breach at a large health insurance company during the first quarter of 2015. We also experienced increased cancellations in the first nine months of 2016, coming from our Employee Benefit, oil and gas vertical, due to a downturn in the oil and gas industry.
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
Our business and the information we use in our business is subject to a wide variety of federal, state, and local laws and regulations, including the Fair Credit Reporting Act, or FCRA, the Gramm-Leach-Bliley Act, the FTC Act and comparable state laws that are patterned after the FTC Act. In addition, laws governing credit information, consumer privacy and marketing, servicing of consumer products and services, and insurance products and services, govern our business information. Moreover, we are bound by the terms of the FTC Order, the companion orders with 35 states’ attorneys general that we entered into in March 2010, and the settlement we reached with the FTC in 2015. These laws, regulations, and orders cover, among other things, advertising, automatic subscription renewal, broadband residential Internet access, consumer protection, content, conditional services, copyrights, credit card processing procedures, data protection, distribution, electronic contracts, member privacy, pricing, sales and other procedures, tariffs, and taxation. In addition, it is unclear how existing laws and regulations governing issues such as property ownership, sales and other taxes, and personal privacy apply to the Internet. We incur significant costs to operate our business and monitor our compliance with these laws, regulations, and orders. Any of these laws and regulations are subject to revision or new or changed interpretation, and we cannot predict the impact of such changes on our business. Complying with these varying requirements, the evolving nature of all of these laws and regulations, the evolving nature of various governmental bodies’ enforcement efforts, and the possibility of new laws or changed interpretation in this area, could increase our costs or impede our ability to provide our services to our customers. The occurrence of any of these could have a material adverse effect on our business, operating results, financial condition, and future prospect.
As disclosed, on July 21 2015, the FTC initiated the FTC Contempt Action alleging that LifeLock had violated the FTC Order. On December 17, 2015, we entered into a comprehensive settlement agreement with the FTC, pursuant to which we resolved all matters related to the FTC Contempt Action, and with representatives of a national class of consumers, which we refer to as the Consumer Class Action or the Ebarle Class Action. Under the terms of the settlement, $100 million was placed into the registry of the court overseeing the FTC Contempt Action, $68 million of which was distributed to the court overseeing Consumer Class Action and thereafter distributed to members of the class to fund the consumer redress as part of the Consumer Class Action settlement, and the remaining $32 million of the settlement remains in the registry of the Arizona court.
As of the date of this filing, no states’ attorneys general have initiated proceedings against us alleging that we violated the companion orders from 2010. As of September 30, 2016 we have accrued $3 million for a potential settlement with states’ attorneys general. The ultimate resolution of the matter with the states’ attorneys general is uncertain and may involve a materially higher settlement than $3 million. Engaging in settlement discussions and defending ourselves in any litigation that arises against states’ attorneys general related to this matter, and other actions that could arise, would be costly and time-consuming and would divert management’s, key personnel’s, and members of our board of directors' attention from our business operations. Any of these occurrences could have a material adverse effect on our business, reputation, product sales, financial condition, results of operation, and future prospects.
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
The CFPB has broad regulatory, supervisory, and enforcement powers and may exercise authority with respect to our services, or the marketing and servicing of those services, by overseeing our financial institution or credit reporting agency customers and suppliers, or by otherwise exercising its supervisory, regulatory, or enforcement authority over consumer financial products and services. Certain of our credit reporting agency customers and suppliers that meet the definition of a “larger participant” are included under the CFPB nonbank supervision program. The CFPB also created a section of its consumer complaint database for credit reporting complaints. Further, we believe that the CFPB has commenced review of certain of our financial institution and other customers and vendors, including their offering of some or all fee-based products. These or other actions by the CFPB could cause our credit agency customers and suppliers and financial institution customers to limit or change their business activities or condition their engagement with us on us changing our own practices, which could have a material adverse effect on our operating results. It is not certain whether the CFPB has, or will seek to exercise, supervisory or other authority directly over us or our services. Supervision and regulation of us or our enterprise customers by the CFPB could have a material adverse impact on our business and operating results, including the costs to make changes that may be required by us, our enterprise customers, or our strategic partners, and the costs of responding to examinations by the CFPB. In addition, the costs of responding to or defending against any enforcement action that may be brought by the CFPB, and any liability that we may incur, may have a material adverse impact on our business, results of operations, and financial condition. In the future, the CFPB may choose to enact new rules or amend currently existing rules which could further extend the scope of its jurisdiction with respect to our business activities or those of our customers and suppliers.
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
As of the date of this filing, no states’ attorneys general have initiated proceedings against us alleging that we violated the companion orders from 2010. However, because the companion orders we entered into with 35 states’ attorneys general imposed injunctive provisions similar to those in the FTC Order, we initiated preliminary settlement discussions with certain states’ attorneys general. As of September 30, 2016, we have accrued $3 million for a potential settlement with states’ attorneys general. The ultimate resolution of the matter with the states’ attorneys general is uncertain and may involve a materially higher settlement than $3 million. Engaging in settlement discussions and defending ourselves in any litigation that arises against states’ attorneys general related to this matter, and other actions that could arise, would be costly and time-consuming and would divert the attention of our management, key personnel, and members of our board of directors from our business operations. The outcome of the settlement discussions with the states’ attorneys general and potential related actions could result in liability for damages, fines, penalties, and injunctive relief. Any of these occurrences could have a material adverse effect on our business, operating results, financial condition, and prospects.
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
We are also presently subject to various securities, consumer class action, and stockholder derivative complaints as described in more detail in this Form 10-Q and in our Form 10-K for the year ended December 31, 2015. The FTC settlement and the recent volatility in the trading price of our stock may result in our stockholders filing additional securities class actions and stockholder derivative complaints against us, our officers, and directors.
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
The actions of stockholders could adversely affect our business. Specifically, certain actions of certain types of stockholders, including without limitation public proposals, requests to pursue a strategic combination or other transaction or special demands or requests, could disrupt our operations, be costly and time-consuming or divert the attention of our management and employees and increase the volatility of our stock. In addition, perceived uncertainties as to our future direction in relation to the actions of our stockholders may result in the loss of potential business opportunities or the perception that we are unstable and need to make changes, which may be exploited by our competitors and make it more difficult to attract and retain personnel as well as customers, service providers and partners. Actions by our stockholders may also cause fluctuations in our stock price based on speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.
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
We restated certain prior consolidated financial statements, which may lead to additional risks and uncertainties, including stockholder litigation, loss of investor confidence, and negative impacts on our stock price.
In November 2014, we restated our audited consolidated financial statements for the year ended December 31, 2013, our unaudited condensed consolidated financial statements for the quarters ended March 31, 2013, June 30, 2013, and September 30, 2013, and our unaudited condensed consolidated financial statements for the quarters ended March 31, 2014 and June 30, 2014. The determination to restate these financial statements was made by our Audit Committee, after discussion with management and Ernst & Young LLP, following the identification of an error related to our calculation of the volatility assumption within the Black-Scholes option pricing model used to compute our stock-based compensation expense since our initial public offering in October 2012, which resulted in a higher volatility and, accordingly, we materially overstated stock-based compensation expense for the impacted periods. As a result of these events, we have become subject to a number of additional risks and uncertainties, including potential stockholder litigation. If litigation did occur, we would incur substantial defense costs regardless of the outcome of such litigation. Likewise, such events may cause a diversion of our management’s time and attention. If we do not prevail in any such litigation, we could be required to pay substantial damages or settlement costs. In addition, the fact that we have completed a restatement may lead to a loss of investor confidence and have negative impacts on the trading price of our common stock.

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
For example, we have an ongoing lawsuit and other claims against certain former executives and stockholders of Lemon, including its former General Manager, alleging breaches of employment related contracts, breaches of fiduciary duty, and fraud involving work for third party Xapo, Inc. and/or Xapo, Ltd. during their employment with Lemon. In addition, we have an ongoing lawsuit related to the Lemon acquisition against its former CEO and General Counsel in connection with false representations made by them as part of the negotiation of the acquisition.The outcome of this matter is unclear and although no counterclaims have been asserted against us, it is possible that they will be asserted in the future. In addition, in December 2014, we settled certain indemnification claims that we previously made with respect to our acquisition of Lemon, which resulted in a $5.0 million payment to us out of the escrow account established in connection with that acquisition.
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
Our success depends to a significant extent upon the continued services of our current management team, including Hilary Schneider, our President and Chief Executive Officer and Todd Davis, our founder and Executive Vice Chairman. The loss of Ms. Schneider or Mr. Davis or one or more of our other key executives or employees could have a material adverse effect on our business. Other than Mr. Davis, we do not maintain "key person" policies on the lives of our executive officers or any of our other employees. We employ all of our executive officers and key employees on an at-will basis, and their employment can be terminated by us or them at any time, for any reason and without notice, subject, in certain cases, to severance payment rights. In order to retain valuable employees, in addition to salary and cash incentives, we provide stock options or other stock-based compensation that vests over time. The value to employees of stock-based compensation that vests over time will be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract offers from other companies.
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
As of September 30, 2016, we had no outstanding debt. We may incur indebtedness in the future, including borrowings available under our credit facility with Bank of America. Any substantial indebtedness and the fact that a substantial portion of our cash flow from operating activities could be needed to make payments on this indebtedness could have adverse consequences, including the following:

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

•	various market factors or perceived market factors, including rumors, whether or not correct, involving us, our customers, our strategic partners, or our competitors;

•	sales, or anticipated sales, of large blocks of our common stock;

•	short selling of our common stock by investors;

•	actions of activist stockholders;

•	additions or departures of key personnel;

•	announcements of technological innovations by us or by our competitors;

•	introductions of new services or new pricing policies by us or by our competitors;

•	regulatory or political developments;

•	litigation and governmental or regulatory investigations;

•	acquisitions or strategic alliances by us or by our competitors; and

•	general economic, political, and financial market conditions or events.
Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock, may induce stockholder activism and may otherwise negatively affect the price or liquidity of our common stock. In addition, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. For example, as described in more detail in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for fiscal 2015, we are subject to a securities class action lawsuit filed against us. As a result of this class action complaint, or if any of our stockholders were to bring a lawsuit against us in the future, we could incur substantial costs defending the lawsuits or paying for settlements or damages. Such lawsuits could also divert the time and attention of our management from our business.
Future sales of our common stock in the public market by our existing stockholders, or the perception that such sales might occur or not occur, could depress the market price of our common stock.
The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and even the perception that these sales could occur or not occur may depress the market price. As of September 30, 2016, we had approximately 93.6 million shares of common stock outstanding. These shares may be sold in the public market, subject to prior registration or qualification for an exemption from registration, including, in the case of shares held by affiliates, compliance with the volume restrictions of Rule 144. In addition, shares issued or issuable upon the exercise of options and warrants, and shares delivered under restricted stock unit or restricted stock awards, are also eligible for sale. Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock.
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
Issuer Purchases of Equity Securities
The following table provides information regarding repurchases of our common stock during the three-months ended September 30, 2016. All of the shares of common stock were surrendered to us to satisfy tax withholding obligations associated with the vesting of restricted stock.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2016 - July 31, 2016	—	$—	—	$—
August 1, 2016 - August 31, 2016	8,579	$16.84	—	$—
September 1, 2016 - September 30, 2016	3,242	$16.85	—	$—
Total	11,821		—

Item 6.	Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1**	First Amendment, dated July 15, 2016, to the New Services Addendum to Consumer Disclosure Agreement, entered into with Equifax Consumer Services LLC.					X

10.2†	LifeLock, Inc. 2012 Employee Stock Purchase Plan, as amended.					X

10.3†	LifeLock, Inc. Severance Plan effective as of August 29, 2016.					X

10.4†	Form of Amendment to Employment Agreement for Hilary Schneider, Richard Todd Davis and Douglas Jeffries.					X

10.5†	Form of Non-Qualified Stock Option Agreement under 2012 Incentive Compensation Plan.					X

10.6†	Form of Restricted Stock Unit Agreement under 2012 Incentive Compensation Plan.					X

10.7†	Form of Restricted Stock Agreement under 2012 Incentive Compensation Plan.					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

**	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions

†	Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFELOCK, INC.

Date:	November 8, 2016	By:	/s/ Hilary Schneider
		Name:	Hilary Schneider
		Title:	Chief Executive Officer and President
(Principal Executive Officer)

Date:	November 8, 2016	By:	/s/ Douglas Jeffries
		Name:	Douglas Jeffries
		Title:	Chief Financial Officer and Chief Administrative Officer
(Principal Financial and Accounting Officer)